Form 10-K
period 1993-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1994-03-28
CIK 92275

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                        ------------------------

                                FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or l5(d) of THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1993.
                                   OR
( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to
                                      ------------    --------------

         Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2

                    NORFOLK SOUTHERN RAILWAY COMPANY
- ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

               Virginia                                 53-6002016
- -----------------------------------------------   ----------------------
      State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

   Three Commercial Place, Norfolk, Virginia            23510-2191
- -----------------------------------------------   ----------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (804) 629-2682
                                                    --------------------
       Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS SO REGISTERED. EACH CLASS REGISTERED ON NEW YORK STOCK EXCHANGE:

Southern Railway Company First Consolidated Mortgage 5% Gold Bonds, due July 1, 1994; Southern Railway Company Memphis Division First Mortgage 5% Gold Bonds, due July 1, 1996; Norfolk and Western Railway Company First Consolidated Mortgage 4% Bonds, due October 1, 1996; Guarantee of Norfolk Southern Railway Company with respect to $23,877,300 principal amount of Norfolk and Western Railway Company First Consolidated Mortgage 4% Bonds due October 1, 1996; Norfolk and Western Railway Company 4.85% Subordinated Income Debentures, due November 15, 2015; Guarantee of Norfolk Southern Railway Company with respect to $1,865,900 principal amount of Norfolk and Western Railway Company 4.85% Subordinated Income Debentures due November 15, 2015; The Virginian Railway Company 6% Subordinated Income Debentures, due August 1, 2008; Guarantee of Norfolk Southern Railway Company with respect to $5,043,000 principal amount of The Virginian Railway Company 6% Subordinated Income Debentures due August 1, 2008; Norfolk Southern Railway Company $2.60 Cumulative Preferred Stock, Series A (No Par Value, $50 Stated Value).

    Securities registered pursuant to Section 12(g) of the Act:  NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes (X) No ( )

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   (X)

  The aggregate market value of the voting stock held by
nonaffiliates as of February 28, 1994:  $43,312,260

  The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1994:  16,668,997


                  DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's definitive proxy statement (to be dated April 19, 1994) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS

         Item                                                Page
         ----                                                 ----
Part I    1.   Business......................................   4

          2.   Properties....................................   4

          3.   Legal Proceedings.............................  21

          4.   Submission of Matters to a Vote of Security
                 Holders.....................................  23

               Executive Officers of the Registrant..........  23

Part II   5.   Market for Registrant's Common Stock and
               Related Stockholder Matters...................  29

          6.   Selected Financial Data.......................  30

          7.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................  31

          8.   Financial Statements and Supplementary Data...  31

          9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure........  32

Part III 10.   Directors and Executive Officers of the
               Registrant....................................  33

         11.   Executive Compensation........................  33

         12.   Security Ownership of Certain Beneficial
               Owners and Management.........................  33

         13.   Certain Relationships and Related
               Transactions..................................  33

Part IV  14.   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...........................  34

               Index to Consolidated Financial Statement
               Schedules.....................................  34

Power of Attorney............................................  37

Signatures...................................................  37

Exhibit Index................................................  84

                                 PART I


Item 1.  Business.
- ------   --------
      and
Item 2.  Properties.
- ------   ----------

           GENERAL. Norfolk Southern Railway Company (Norfolk Southern Railway) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

           On June 1, l982, Southern and Norfolk and Western Railway Company (NW) became subsidiaries of Norfolk Southern Corporation
(NS), a transportation holding company. Effective December 31, 1990, NS transferred all the common stock of NW to Southern, and Southern's name was changed to Norfolk Southern Railway Company. Accordingly, all the common stock of NW, which is its only voting security, is owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway (16,668,997 shares) is owned directly by NS. NS common stock is publicly held and listed on the New York Stock Exchange.

           There remain issued and outstanding as of February 28, 1994, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares (including 74 shares not entitled to vote) were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange.

           STOCK PURCHASE PROGRAM. On June 2, 1989, NS announced that it intended to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 28, 1994, NS had purchased 77,626 shares of preferred stock at a total cost of approximately $2.67 million. Consequently, as of February 28, 1994, NS held 94.3 percent of the voting stock of Norfolk Southern Railway.

           OPERATIONS. As of December 3l, l993, NS Rail operated 14,589 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,761 miles are owned, 677 miles are leased and 1,151 miles are operated under trackage rights. Of the operated mileage, 11,870 miles are main line and 2,719 miles are branch line. In addition, NS Rail operates approximately 11,266 miles of passing, industrial, yard and side tracks.

           NS Rail has major leased lines in North Carolina and between Cincinnati, Oh., and Chattanooga, Tn. The North Carolina leases, covering approximately 300 miles, expire at the end of 1994, and NS Rail is discussing possible renewals with the lessor. If these leases are not renewed, NS Rail could be required to continue using the lines subject to conditions prescribed by the Interstate Commerce Commission (ICC) or might find it necessary ultimately to operate over an alternate route or routes. It is not expected that the resolution of this matter, whether resulting in renewal of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes, will have a material effect on NS Rail's consolidated financial position. The Cincinnati-Chattanooga lease, also covering about 335 miles, expires in 2026, subject to an option to extend the lease for an additional 25 years at terms to be agreed upon.

           NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast and Midwest and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS Rail include: Norfolk, Va.; Morehead City, N.C.; Charleston, S.C.; Savannah and Brunswick, Ga.; and Jacksonville, Fl. Gulf Coast ports served include: Mobile, Al., and New Orleans, La.

           NS Rail's lines reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition to serving other established centers, its lines reach many industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

           Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

           REVENUES. NS Rail's railway operating revenues were $3.7 billion in 1993. These revenues were received for the transportation of 262.3 million tons of revenue freight of which approximately 210.4 million tons originated on line, approximately
222.8 million tons terminated on line (including 177.1 million tons of local traffic -- originating and terminating on line) and approximately 6.2 million tons was overhead traffic (neither originating nor terminating on line).

           Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal railway operating revenue sources for the period 1989 through 1993 are set forth in the following table:

                                       Year Ended December 31,
   Principal Railway      -------------------------------------------------
Operating Revenue Sources   1993      1992      1991      1990      1989
- -------------------------   ----      ----      ----      ----      ----
                    (Revenues in Millions and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,213.3  $1,296.0  $1,330.3  $1,408.8  $1,299.0
  % of total railway
   operating revenues....     32.5%     34.9%     37.0%     37.7%     35.6%
  Revenue ton miles......     41.4      41.9      42.7      46.0      41.8

PAPER/FOREST
  Revenues............... $  502.7  $  499.5  $  476.1  $  486.5  $  481.1
  % of total railway
   operating revenues....     13.5%     13.5%     13.2%     13.0%     13.2%
  Revenue ton miles......     15.1      14.7      13.6      13.3      13.8

CHEMICALS
  Revenues............... $  472.9  $  471.7  $  449.7  $  443.9  $  436.9
  % of total railway
   operating revenues....     12.7%     12.7%     12.5%     11.9%     12.0%
  Revenue ton miles......     14.7      14.3      13.6      12.8      12.2

AUTOMOTIVE
  Revenues............... $  429.5  $  401.5  $  325.9  $  367.9  $  407.2
  % of total railway
   operating revenues....     11.5%     10.8%      9.1%      9.9%     11.1%
  Revenue ton miles......      4.2       3.7       3.0       3.7       4.1

AGRICULTURE
  Revenues............... $  319.7  $  301.4  $  293.6  $  299.6  $  286.8
  % of total railway
   operating revenues....      8.6%      8.1%      8.2%      8.0%      7.8%
  Revenue ton miles......     13.6      12.6      12.2      11.3      12.1

METALS/CONSTRUCTION
  Revenues............... $  296.1  $  276.3  $  274.0  $  305.6  $  317.9
  % of total railway
   operating revenues....      7.9%      7.5%      7.6%      8.2%      8.7%
  Revenue ton miles......      9.6       8.5       8.2       9.1       9.2

       Principal                       Year Ended December 31,
   Railway Operating      -------------------------------------------------------
Revenue Sources (cont'd)    1993      1992      1991      1990      1989
- ------------------------    ----      ----      ----      ----      ----
                    (Revenues in Millions and Revenue Ton Miles in Billions)
INTERMODAL
(Trailers and Containers)
  Revenues............... $  371.9  $  341.0  $  324.6  $  300.1  $  309.9
  % of total railway
   operating revenues....     10.0%      9.2%      9.0%      8.0%      8.5%
  Revenue ton miles......     13.0      11.9      10.4      10.1       9.9
                          --------  --------  --------  --------  --------
Total Freight Revenues... $3,606.1  $3,587.4  $3,474.2  $3,612.4  $3,538.8
Total Revenue Ton Miles..    111.6     107.6     103.7     106.3     103.1

OTHER RAILWAY OPERATING
  Revenues............... $  121.5  $  121.7  $  123.8  $  122.7  $  114.1
  % of total railway
   operating revenues....      3.3%      3.3%      3.4%      3.3%      3.1%
                          --------  --------  --------  --------  --------
Total Railway Operating
  Revenues............... $3,727.6  $3,709.1  $3,598.0  $3,735.1  $3,652.9

Note: Revenue ton miles (RTMs) for 1989 and 1990 have been restated from "shortest distance" miles to "actual route" miles. RTMs for 1990 through 1992 have been restated from a one-month-delay basis to a current-month basis.

           COAL TRAFFIC - The commodity group moving in largest tonnage volume over NS Rail is coal, coke and iron ore, most of which is bituminous coal. NS Rail originated 112.1 million tons of coal, coke and iron ore in 1993 and handled a total of 118.0 million tons. Originated tonnage decreased 5 percent from 118.0 million tons in 1992, and total tons handled decreased 5 percent from 124.4 million tons. Revenues from coal, coke and iron ore, which accounted for 33 percent of NS Rail's total railway operating revenues and 37 percent of total revenue ton miles in 1993, were $1.21 billion, a decrease of 6 percent from $1.30 billion in 1992.

           The following table shows total coal tonnage originated on NS Rail, received from connections and handled for the five years ended December 31, 1993:

                             Tons of Coal (Millions)
                 ---------------------------------------------
                 1993     1992      1991      1990      1989
                 ----     ----      ----      ----      ----
     Originated  109.8    115.5     116.8     126.6     116.2
     Received      5.9      6.3       6.5       6.8       4.2
                 -----    -----     -----     -----     -----
     Handled     115.7    121.8     123.3     133.4     120.4

     Note: Coal tonnage for 1989 and 1990 has been restated from a settled basis to a movement basis.

           Of the 109.8 million tons of coal originating on NS Rail in 1993, the approximate breakdown is as follows: 37.9 million tons from West Virginia, 37.6 million tons came from Virginia, 22.9 million tons from Kentucky, 7.6 million tons from Alabama, 1.7 million tons from Tennessee, 1.1 million tons from Illinois, and 1.0 million tons from Indiana. Of this NS Rail-origin coal, approximately 25.3 million tons moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 20.1 million tons moved to domestic and Canadian steel industries; 55.6 million tons of steam coal moved to electric utilities; and 8.8 million tons moved to other industrial and miscellaneous users. NS Rail moved 9.7 million tons of originated coal to various docks on the Ohio River for further movement by barge and
5.1 million tons to various Lake Erie ports. Other than coal moving for export, virtually all coal tonnage handled by NS Rail was terminated in states situated east of the Mississippi River.

           Total NS Rail coal tonnage handled through all system ports in 1993 was 42.4 million. Of this total, 65 percent moved through the pier facilities at Lamberts Point. In 1993, total tonnage handled at Lamberts Point, including coastwise traffic, was 27.6 million tons, a 20 percent decrease from the 34.7 million tons handled in 1992.

           The quantities of NS Rail coal handled for export only through Lamberts Point for the five years ended December 31, 1993, were as follows:

                          Export Coal through Lamberts Point
                                 (Millions of tons)
                     --------------------------------------------
                     1993     1992      1991      1990      1989
                     ----     ----      ----      ----      ----
         Originated  24.6     30.8      34.3      35.1      30.9
         Handled     24.9     31.2      34.6      35.4      31.4

           The recession in Europe and high stockpiles of coal overseas continued to affect NS Rail's export coal shipments in 1993, as did the UMWA strike at several mines served by NS Rail. Domestic coal was essentially flat, compared with 1992, although the market for utility coals increased slightly because of the hot weather in our service region and continued spot tonnage purchases. Increased shipments to steel producers were attributed to strike-related problems encountered by suppliers served by other carriers; the industrial market stayed even with the previous year.

           MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Paper/ Forest; Chemicals; Automotive; Agriculture; and Metals/Construction). Total NS Rail merchandise revenues increased in 1993 to $2.39 billion, a 4 percent increase over 1992. Merchandise carloads handled in 1993 were 2.82 million, compared with 2.66 million handled in 1992, an increase of 6 percent.

           In 1993, 97.8 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS Rail, originated on line. The balance of NS Rail's merchandise traffic was received from connecting carriers (mostly railroads, with some intermodal, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

           The economy improved in 1993, but the pace of recovery was still below the average of post-war recoveries. All merchandise commodity groups showed improvement over 1992. The biggest gains were in Intermodal, up $30.9 million; Automotive, up $28.0 million; Metals/ Construction, up $19.8 million and Agriculture, up $18.3 million. There were smaller gains in Paper/Forest and Chemicals.

           PAPER/FOREST traffic (including paper, paperboard, wood pulp, pulpwood, wood chips, lumber, kaolin clay and waste paper) accounted for 13 percent of NS Rail's total operating revenues and 13 percent of total revenue ton miles during 1993. Compared with 1992, Paper/Forest revenues increased 1 percent and revenue ton miles increased 3 percent.

           Weak domestic and overseas demand for paper depressed NS Rail shipments for much of the year. Lumber, however, posted a 4 percent gain in revenue due to a strong recovery in housing construction. Moderate growth, somewhat higher than industry production, is expected over the next few years due to growth in market share.

           CHEMICALS traffic (including petroleum products, plastics, fertilizers, nonmetallic minerals, sulfur, chloral-alkali chemicals, rubber, miscellaneous chemicals and waste/hazardous chemicals) accounted for 13 percent of NS Rail's total operating revenues and 13 percent of total revenue ton miles during 1993. Compared with 1992, NS Rail's total revenue for chemicals was up 0.3 percent and revenue ton miles increased 3 percent. The lower gain in revenue was due to a change in the mix of traffic.

           Gains in general chemicals and plastics were offset by weakness in movements of export fertilizer due to sluggish conditions overseas. Stronger growth is expected in 1994 and beyond, paced by additional rail-truck distribution facilities for bulk chemicals. While environmental concerns could adversely affect production of pesticides and chlorine, increased environmental awareness is likely to have a positive impact on movements of recyclables, hazardous wastes and alternative fuels such as ethanol.

           AUTOMOTIVE traffic (including motor vehicles, vehicle parts, miscellaneous transportation and ordnance, and tires) accounted for 11 percent of NS Rail's total operating revenues and 4 percent of revenue ton miles during 1993. Compared with 1992, NS Rail Automotive revenues increased 7 percent and revenue ton miles increased
14 percent.

           The gain was due to strong demand for vehicles produced at plants served by NS Rail. NS Rail's largest customer, Ford Motor Company, produced the top-selling automobile and truck in 1993. In addition, NS Rail benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Oh. Successful marketing efforts, such as an innovative program with GM for just-in-time movement of auto parts, also contributed to the gain.

           Further growth in Automotive is expected in 1994 and beyond, as U.S. automotive production is anticipated to increase for the next few years. Within this growing market, NS Rail will pursue innovative marketing programs and aggressive industrial development. From 1994 to 1997, operations will begin at three new or expanded automotive assembly plants located on NS Rail--the second Toyota Plant at Georgetown, Ky., in 1994; BMW at Greer, S.C., in 1995; and Mercedes-Benz at Tuscaloosa, Al., in 1997. The retooling of GM's Wentzville, Mo., and Doraville, Ga., plants for van production should also increase traffic.

           AGRICULTURE traffic (including grains and soybeans, feed and feed ingredients, sweeteners, beverages, consumer products, and various other agricultural and food commodities) accounted for 9 percent of NS Rail's total operating revenues and 12 percent of total revenue ton miles during 1993. Compared with 1992, agricultural revenues increased 6 percent and revenue ton miles increased
8 percent.

           In the early part of the year, NS Rail benefited from a record harvest, that continued well into 1993. During the summer, the flood in the Midwest diverted traffic to rail that formerly moved by barge. In the fall, good crop conditions in NS Rail's sourcing areas and poor conditions elsewhere produced strong NS Rail traffic gains.

           Although the special conditions present during 1993 are not likely to recur in 1994, a small increase in agriculture revenue is expected, driven by growth in poultry production in the Southeast, a prime NS Rail feed grain market.

           METALS/CONSTRUCTION traffic (including aluminum ore, iron and steel, aluminum products, scrap metal, machinery, sand and gravel, cement, brick, miscellaneous construction, and nonhazardous waste) accounted for 8 percent of NS Rail's total operating revenues and 9 percent of total revenue ton miles during 1993. Compared with 1992, NS Rail's total revenues for Metals/Construction were up 7 percent and revenue ton miles were up 13 percent.

           Most of the revenue gain was in shipments of iron and steel, where strong industry production and new plants located on NS Rail's lines boosted revenue $10 million. Shipments of construction commodities were also strong due to a recovery in housing.

           Further gains are expected over the next few years.
NS Rail has initiatives under way intended to win back truck business in aluminum, and several new movements of municipal solid waste are expected.

           INTERMODAL traffic (including trailers, containers, and Triple Crown) accounted for 10 percent of NS Rail's total operating revenues and 12 percent of total revenue ton miles during 1993. Compared with 1992, intermodal revenues increased 9 percent, and revenue ton miles increased 9 percent.

           Intermodal growth in 1993 was led by a 21 percent increase in services provided to Triple Crown Services Company (a partnership between subsidiaries of NS and Consolidated Rail Corporation which provides RoadRailer (Registered Trademark) (RT) and domestic container services) due to strong automotive shipments and expansion of service to the Northeast. Container revenues were up 6 percent, a smaller increase than previous years due to less international traffic caused by the continuing recession in Europe and Japan. Trailer revenue was up 11 percent, boosted by gains from haulage arrangements with truckload carriers.

           Strong growth is expected in 1994 and for the next several years. Container traffic is expected to improve as recoveries overseas produce steady growth in international shipments. Trailer business also is expected to grow, as leading truckload carriers, such as Schneider National and J.B. Hunt, use rail for the long-haul portion of their shipments.

           RAIL OPERATING STATISTICS. The following table sets forth certain statistics relating to NS Rail's operations during the periods indicated:

                                    Year Ended December 31,
                           -----------------------------------------
                           1993     1992     1991     1990     1989
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          111.6    107.6    103.7    106.3    103.1
Freight train miles
 traveled (millions)        43.3     41.1     37.8     36.8     39.2
Revenue tons per carload    65.1     66.0     66.7     68.7     66.8
Revenue per ton mile     $0.0323  $0.0333  $0.0335  $0.0340  $0.0343
Revenue tons per train     2,577    2,618    2,743    2,884    2,629
Revenue ton miles
 per man-hour worked       2,304    2,184    2,023    1,955    1,835
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         75.3     75.0     77.9*    78.0     77.0

Note: Revenue ton miles (RTMs) for 1988 through 1990 have been restated from a "shortest route" basis to an "actual route" basis. RTMs for 1990 through 1992 have been restated from a one-month-delay basis to a current-month basis.

* Excluding the special charge in 1991 which increased railway operating expenses by $483 million (see Note 14 of Notes to Consolidated Financial Statements on page 72).

           FREIGHT RATES. In the pricing of freight services, NS Rail continued in 1993 to increase its reliance on private contracts which, coupled with traffic that has been exempted from regulation by the ICC (e.g., boxcar and intermodal traffic), presently account for over 80 percent of freight operating revenues. Thus, a major portion of NS Rail's freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

           In 1993, the ICC found NS Rail "revenue adequate" based on results for the year 1992. A railroad is "revenue adequate" under the Interstate Commerce Act when its return on net investment exceeds the rail industry's cost of capital. The condition of "revenue adequacy" determines whether a railroad can take advantage of a provision in the Interstate Commerce Act allowing freedom to increase regulated rates by a specific percentage. However, with the decreasing importance of regulated tariff traffic to NS Rail, the ICC's "revenue adequacy" findings have less impact than formerly.

           PASSENGER OPERATIONS. Regularly scheduled passenger operations on NS Rail's lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, N.C. Former Amtrak operations between East St. Louis and Centralia, Il., were discontinued by Amtrak November 3, 1993. Commuter trains continued operations on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for reimbursement of related expenses incurred by NS Rail. During 1993, a lease of the Chicago to Manhattan, Il., line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced a purchase of service agreement by which NS Rail had provided commuter rail service for the Authority.

           OTHER RAILWAY OPERATIONS. Revenues from switching, demurrage and miscellaneous services amounted to $121.5 million, or approximately 3 percent of total railway operating revenues, during 1993 and $121.7 million, or approximately 3 percent of total railway operating revenues, in 1992.

           RAILWAY PROPERTY.

           EQUIPMENT - As of December 31, 1993, NS Rail owned or leased the following units of equipment:

                              Number of Units
                         ---------------------------   Capacity
                         Owned *   Leased    Total   of Equipment
                         -----     ------    -----   ------------
Type of Equipment
- -----------------
Locomotives:                                         (Horsepower)

  Multiple purpose        1,810      --      1,810    5,311,200
  Switching                 163      --        163      240,250
  Auxiliary units            80      --         80       --
                        -------   ------   -------   -----------
    Total locomotives     2,053      --      2,053    5,551,450
                        =======   ======   =======   ===========
Freight Cars:                                           (Tons)

  Hopper                 40,638      129    40,767    4,030,445
  Box                    23,213        2    23,215    1,664,481
  Covered Hopper         15,636      554    16,190    1,603,126
  Gondola                15,780       50    15,830    1,474,009
  Flat                    4,683        6     4,689      295,259
  Caboose                   375      --        375       --
  Other                   2,018      830     2,848      312,827
                        -------   ------   -------   -----------
    Total freight cars  102,343    1,571   103,914    9,380,147
                        -------   ------   -------   -----------
Other:

  Work equipment          6,956        5     6,961
  Vehicles                3,900      --      3,900
  Highway trailers        3,393      --      3,393
  Miscellaneous           1,068      --      1,068
                        -------   ------   -------
    Total other          15,317        5    15,322
                        =======   ======   =======

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

           The following table indicates the number and age of locomotives and freight cars owned or leased by NS Rail at December 31, 1993:

                                       Year Built
            -----------------------------------------------------------------
                                                1983-  1977-   1976 &
             1993   1992   1991   1990   1989   1988   1982    Before   Total
             ----   ----   ----   ----   ----   ----   ----    ------   -----
Locomotives:
  Number of
    units      31     55     53     46     80    338     607     843    2,053
  Percent of
    fleet     1.5    2.7    2.6    2.2    3.9   16.5    29.5    41.1    100.0

Freight cars:
  Number of
    units     787    502    557  1,737  2,066  2,106  20,826  75,333  103,914
  Percent of
    fleet     0.8    0.5    0.5    1.7    2.0    2.0    20.0    72.5    100.0

           The average age of the freight car fleet at December 31, 1993, was 20.8 years. During 1993, NS Rail retired 5,576 freight cars. As of December 31, 1993, the average age of the locomotive fleet was 14.6 years. During 1993, NS Rail retired 37 locomotives, the average age of which was 24.7 years. Since 1989, NS Rail has rebodied over 14,000 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is indicated by the percentage of freight cars built in earlier years.

           NS Rail continues freight car and locomotive maintenance programs to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In recent years, as illustrated in the table below, the bad order ratio has risen or remained fairly stable primarily due to the storage of certain types of cars which are not in high demand. Funds were not spent to repair certain types of cars for which present and future customers' needs could be adequately met without such repair programs. Also, NS Rail's own standards of what constitutes a "serviceable" car have risen, and NS continues a rational disposition program for underutilized, unserviceable and overage cars.

                                            Annual Average
                                   --------------------------------
                                   1993   1992   1991   1990   1989
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        7.3%   7.6%   6.5%   6.4%   6.3%
    All Class I railroads          7.1    7.5    7.3    7.7    8.4
Locomotives:
    NS Rail                        4.3    4.4    4.3    4.2    4.3

Note: Since 1992, the locomotive bad order ratio has been calculated excluding stored locomotives. Years prior to 1992 have been restated to conform to this presentation.

           TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is heavyweight rail ranging from 90 to 155 pounds per yard. Of the 23,512 miles of track maintained by NS Rail as of December 31, 1993, 15,621 miles were laid with welded rail.

           The density of traffic on NS Rail running track (main line trackage plus passing track) during 1993 was as follows:

         Gross tons of
        freight carried
        per track mile        Track miles       Percent
          (Millions)       of running tracks*   of total
        ---------------    -----------------    --------
             0-4                 5,614             34
             5-19                5,404             32
             20 and over         5,751             34
                                ------            ---
                                16,769            100

         *Excludes trackage rights

           The following table summarizes certain information about
NS Rail's track roadway additions and replacements during the last five years:

                                  1993   1992   1991   1990   1989
                                  ----   ----   ----   ----   ----
Track miles of rail installed      574    660    679    743    718
Crossties installed (millions)     1.6    1.9    1.9    1.9    2.0
Miles of track surfaced          5,048  5,690  5,646  5,844  5,708

           MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 6,584 radio path miles, 374 active stations and 7 passive repeater stations, provides communication services between Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides approximately 2,152,600 individual voice channel miles of circuits, and NS Rail began a conversion of the system from analog to digital technology in 1993. Conversion is under way on all microwave facilities between St. Louis, Mo., and Danville, Ky.; the process is also under way between Roanoke and Norfolk, Va. The microwave communication system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions, and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

           TRAFFIC CONTROL - Of a total of 13,438 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,274 road miles are governed by centralized traffic control systems and 2,734 road miles are equipped for automatic block system operation.

           COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key locations on NS Rail to the central computer complex in Atlanta, Ga. System operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. Additionally, this facility affords substantial capacity for, and is utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

           OTHER - NS Rail has extensive facilities for support of railroad operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

           ENCUMBRANCES. Most of NS Rail's properties are subject to liens securing as of December 31, 1993, and 1992, approximately
$74.8 million and $146.6 million of mortgage debt, respectively. In addition, certain of the rolling stock is subject to the prior lien of equipment financing obligations amounting to approximately
$521.8 million as of December 31, 1993, and $558.2 million as of December 31, 1992.

           CAPITAL EXPENDITURES. During the five calendar years ended December 31, 1993, capital expenditures for road, equipment and other property were as follows:

                                     Capital Expenditures
                          ------------------------------------------
                           1993     1992     1991     1990     1989
                           ----     ----     ----     ----     ----
                                 (In millions of dollars)
  Railway property
    Road                  $411.0   $425.1   $392.8   $389.4   $337.4
    Equipment              218.1    187.8    193.1    203.3    267.5
  Other property             0.1      4.2     77.2      9.4      6.5
                          ------   ------   ------   ------   ------
  Total                   $629.2   $617.1   $663.1*  $602.1*  $611.4
                          ======   ======   ======   ======   ======

  * Includes noncash property acquisitions of $10.6 million in 1991 and $27.2 million in 1990.

           NS Rail's capital spending and maintenance programs are and have been designed to assure the Corporation's ability to provide safe, efficient and reliable transportation services. For 1994, NS Rail is planning $627 million of capital spending and anticipates new equipment financing of approximately $72 million. Looking further ahead, capital spending is likely to increase moderately over the next few years. The proposed construction of a $100 million coal ground storage facility in Isle of Wight County, Va., may affect capital spending in future years. However, because of delays in the permitting process and reduced demand for export coal, any significant spending on this project is not expected until after 1994. In addition to boosting capacity, this new facility should further increase the efficiency of coal transportation service and reduce the need for new coal hopper cars. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

           ENVIRONMENTAL MATTERS. Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.

           Costs for environmental protection for 1993 were approximately $32.9 million, of which $28.9 million were operating expenses and $4.0 million were capitalized. Such NS Rail expenditures historically have been associated with the cleanup of real estate used for operating and nonoperating purposes, solid/hazardous waste handling and disposal, water pollution control, asbestos removal projects and removal/remediation work related to underground tanks.

           To promote achievement of NS Rail's environmental objectives and to assure continuous improvement in its programs, environmental engineers perform ongoing analyses of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are recorded (and expensed or capitalized, as appropriate). Evaluations of other sites are ongoing. NS Rail also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives and undertake environmental awareness programs through which NS Rail employees will receive training.

           Norfolk Southern Railway and certain subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) which generally imposes joint and several liability for cleanup costs.
State agencies also have notified Norfolk Southern Railway and certain subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.

           For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS Rail has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Although the estimated liability usually is expensed in the year it is recorded, certain expenditures relating to real estate development projects have been capitalized. Claims, if any, against third parties for recovery of remediation costs incurred by NS Rail are reflected as receivables in the balance sheet and not netted against the associated NS Rail liability.

           Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss, and evolving statutory and regulatory standards governing liability.

           The risk of incurring environmental liability--for acts and omissions, both past and current--is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks, which NS Rail works diligently to minimize. In addition, NS Rail has land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS Rail ultimately may bear some financial responsibility, there can be no assurance that NS Rail will not incur liabilities or costs, the amount and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.

           However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which NS Rail is aware.

           At year end, a grand jury investigation was under way regarding possible violations of certain environmental statutes in 1989 at Moberly Yard, Moberly, Mo. A more detailed report of this incident, including information concerning its resolution since year end, is set forth under the heading "Item 3. Legal Proceedings."

           EMPLOYEES. NS Rail employed an average of 25,531 employees in 1993, compared with an average of 25,650 in 1992 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per rail-related employee during 1993 was $40,383 in wages and $20,497 in employee benefits. Approximately 82 percent of these employees are represented by various labor organizations.

           GOVERNMENT REGULATION. In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the ICC, various state regulatory agencies and the Department of Transportation. The ICC has jurisdiction over many rates, routes, conditions of service, and the extension or abandonment of rail lines. The ICC also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

           The relaxation of economic regulation of the railroads by the ICC, started over a decade ago under the Staggers Rail Act of l980, has continued. The ICC has recently authorized the partial deregulation of the charges railroads pay for the use of rail cars. Certain transactions and classes of traffic already have been exempted from ICC regulation. Those most significant for NS Rail are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, after approval by the ICC, effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under ICC approved transportation contracts.

           COMPETITION. There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery, and consumer products. Even for raw materials, semi-finished goods, and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

           NS Rail's primary rail competitor is the CSX system, which operates throughout much of the same territory served by NS Rail. Other railroads also operate in parts of the territory. NS Rail also competes with motor carriers and water carriers, and with shippers who have the additional option of handling their own goods in private carriage. Increasingly, cooperative strategies between railroads (such as the Triple Crown Services Company partnership between NS and Conrail subsidiaries, see page 11) and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3.  Legal Proceedings
- ------   -----------------
           New Orleans, Louisiana - Tank Car Fire. A number of lawsuits have been filed as a result of a tank car fire which occurred in New Orleans, La., on September 9, 1987, and resulted in the evacuation of many residents of the surrounding area. Plaintiffs allege that they were injured and sustained other economic loss when a chemical called butadiene leaked from a tank car under the control of either CSX Transportation, Inc., or New Orleans Terminal Company (a subsidiary of Norfolk Southern Railway) or both. In addition to the rail defendants, defendants in one or more of the suits include the City of New Orleans, the owner of the tank car (General American Transportation Corporation), the loader of the tank car (GATX Terminals Corporation), and the shipper (Mitsui & Co. (USA Inc.)).
The suits, which are pending in the Civil District Court for the parish of Orleans, seek damages ranging from $10,000 to $20,000,000,000. Management, after consulting with its legal counsel, is of the opinion that ultimate liability will not materially affect the consolidated financial position of NS Rail. This matter has been reported previously by NS Rail in Part II, Item 1, of its Form 10-Q Reports for the quarters ending September 30, 1987, and March 31, 1990; and in Part I, Item 3, of its Form 10-K Annual Reports for 1987, 1988, 1989, 1990, 1991 and 1992.

           Moberly, Missouri - Burial of Paint and Solvent. On or about May 16 and May 23, 1991, respectively, certain employees and NW were served with subpoenas duces tecum requiring production of various documents and information, all related to a federal grand jury's investigation of possible violations of certain environmental statutes in 1989 at Moberly Yard, Moberly, Mo. A search warrant also was served on NW at Moberly, and various company records were seized. A second subpoena duces tecum was served on September 19, 1991, concerning the relationship between NS and NW. The investigation resulted from employees' having buried containers of paint and one container of solvent.

           NW management first learned of the incident in June 1990 from the Missouri Department of Natural Resources ("DNR"). Promptly thereafter, NW initiated appropriate remediation efforts and notified the National Response Center. The burial of paint and solvent violated long-standing NW policy and instructions.

           NW cooperated fully with the DNR; at year end 1993, the grand jury's investigation was continuing. The paint and paint cans (along with the single drum which contained a solvent and appears not to have leaked) and any associated contaminated dirt have been excavated and properly disposed of under the DNR's direction.

           On February 23, 1994, NW settled this matter with the federal and state governments by pleading guilty to a single violation of the federal Resource Conservation and Recovery Act and by making or committing to make penalty and restitution payments of up to $4,400,000. Of that amount, $1.7 million is to purchase equipment for state environmental enforcement purposes and, in line with NW's suggestion, $1.0 million is for the Katy Trail State Park which was damaged severely in the 1993 Missouri River flood. In addition, NW made certain commitments with respect to an organization-wide environmental awareness program.

           Management believes the February 23 settlements conclude this matter and expects to make no further reports about it. This matter has been reported previously by NS Rail in Part II, Item 1, of its Form 10-Q Report for the quarter ending June 30, 1991, and in
Part I, Item 3, of its Form 10-K Annual Reports for 1991 and 1992.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------
           There were no matters submitted to a vote of security holders during the fourth quarter of 1993.


Executive Officers of the Registrant.
- ------------------------------------
           Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1994, relating to these officers:

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
David R. Goode, 53,             Present position since September 1992.
  President and Chief             Also, Chairman, President and Chief
  Executive Officer               Executive Officer of Norfolk
                                  Southern Corporation since September
                                  1992, President from October 1991 to
                                  September 1992, and Executive Vice
                                  President-Administration from
                                  January to October 1991.  Served as
                                  Vice President-Administration of
                                  Norfolk Southern Railway from
                                  January 1991 to February 1992, Vice
                                  President from February to September
                                  1992, and prior thereto as Vice
                                  President-Taxation of Norfolk
                                  Southern Railway and NS.

William B. Bales, 59, Vice      Present position since August 1993.
  President-Coal Marketing        Also, Vice President-Coal
                                  Marketing of Norfolk Southern
                                  Corporation since August 1993.
                                  Served prior thereto as Vice
                                  President-Coal and Ore Traffic of
                                  Norfolk Southern Railway and NS.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
R. Alan Brogan, 53, Vice        Present position since December 1992.
  President-Transportation        Also, Executive Vice President-
  Logistics                       Transportation Logistics of
                                  Norfolk Southern Corporation since
                                  December 1992, Vice President-
                                  Quality Management from April 1991
                                  to December 1992, Vice President-
                                  Material Management and Property
                                  Services from July 1990 to April
                                  1991, and prior thereto as Vice
                                  President of Material Management.
                                  Served as Vice President-Quality
                                  Management of Norfolk Southern
                                  Railway from June 1991 to December
                                  1992, and prior thereto as Vice
                                  President-Material Management.

Thomas L. Finkbiner, 41, Vice   Present position since August 1993.
  President-Intermodal            Also, Vice President-Intermodal
                                  of Norfolk Southern Corporation
                                  since August 1993.  Served as Senior
                                  Assistant Vice President-
                                  International and Intermodal of NS
                                  from April to August 1993, and prior
                                  thereto as Assistant Vice President-
                                  International and Intermodal.

James A. Hixon, 40, Vice        Present position since June 1993.
  President-Taxation              Also, Vice President-Taxation of
                                  Norfolk Southern Corporation since
                                  June 1993.  Served as Assistant Vice
                                  President-Tax Counsel of NS from
                                  January 1991 to June 1993, and prior
                                  thereto as General Tax Attorney.

Harold C. Mauney, Jr., 55,      Present position since December 1992.
  Vice President-Quality          Also, Vice President-Quality
  Management                      Management of Norfolk Southern
                                  Corporation since December 1992.
                                  Served as Assistant Vice President-
                                  Quality Management of NS from April
                                  1991 to December 1992, and prior
                                  thereto as General Manager-
                                  Intermodal Transportation Services.

Donald W. Mayberry, 50, Vice    Present position since October 1987.
  President-Mechanical            Also, Vice President-Mechanical of
                                  Norfolk Southern Corporation
                                  since October 1987.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
James W. McClellan, 54, Vice    Present position since October 1993.
  President-Strategic Planning    Also, Vice President-Strategic
                                  Planning of Norfolk Southern
                                  Corporation since October 1993.
                                  Served as Assistant Vice President-
                                  Corporate Planning of NS from March
                                  1992 to October 1993, and prior
                                  thereto as Director-Corporate
                                  Development.

Kathryn B. McQuade, 37, Vice    Present position since December 1992.
  President-Internal Audit        Also, Vice President-Internal
                                  Audit of Norfolk Southern
                                  Corporation since December 1992.
                                  Served as Director-Income Tax
                                  Administration of NS from May 1991
                                  to December 1992, and prior thereto
                                  as Director-Federal Income Tax
                                  Administration.

Charles W. Moorman, 42, Vice    Present position since October 1993.
  President-Information           Also, Vice President-Information
  Technology                      Technology of Norfolk Southern
                                  Corporation since October 1993.
                                  Served as Vice President-Employee
                                  Relations of Norfolk Southern Railway
                                  and NS from December 1992 to October
                                  1993, Vice President-Personnel and
                                  Labor Relations from February to
                                  December 1992, Assistant Vice
                                  President-Stations, Terminals and
                                  Transportation Planning of NS from
                                  March 1991 to February 1992, Senior
                                  Director Transportation Planning from
                                  March 1990 to March 1991, and prior
                                  thereto as Director, Transportation
                                  Planning.

Phillip R. Ogden, 53, Vice      Present position since December 1992.
  President-Engineering           Also, Vice President-Engineering
                                  of Norfolk Southern Corporation
                                  since December 1992.  Served as
                                  Assistant Vice President-Maintenance
                                  of NS from November 1990 to December
                                  1992, Chief Engineer-Line
                                  Maintenance North from February 1989
                                  to November 1990, and prior thereto
                                  as Chief Engineer-Program
                                  Maintenance.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
L. I. Prillaman, Jr., 50,       Present position since December 1992.
  Vice President-Properties       Also, Vice President-Properties
                                  of Norfolk Southern Corporation
                                  since December 1992.  Served prior
                                  thereto as Vice President and
                                  Controller of Norfolk Southern
                                  Railway and NS.

John P. Rathbone, 42, Vice      Present position since December 1992.
  President and Controller        Also, Vice President and
                                  Controller of Norfolk Southern
                                  Corporation since December 1992.
                                  Served as Assistant Vice President-
                                  Internal Audit of NS from January
                                  1990 to December 1992, and prior
                                  thereto as Director-Internal Audit.

William J. Romig, 49,           Present position since December 1992.
  Vice President                  Also, Vice President and
                                  Treasurer of Norfolk Southern
                                  Corporation since December 1992.
                                  Served prior thereto as Assistant
                                  Vice President-Finance of NS.

Paul R. Rudder, 61, Vice        Present position since March 1990.
  President-Operations            Also, Executive Vice President-
                                  Operations of Norfolk Southern
                                  Corporation since March 1990.
                                  Served as Vice President of Norfolk
                                  Southern Railway and Senior Vice
                                  President-Operations of NS from
                                  October 1989 to March 1990, and
                                  prior thereto as Vice President-
                                  Engineering of Norfolk Southern
                                  Railway and NS.

Donald W. Seale, 41, Vice       Present position since August 1993.
  President-Merchandise           Also, Vice President-Merchandise
  Marketing                       Marketing of Norfolk Southern
                                  Corporation since August 1993.
                                  Served as Assistant Vice President-
                                  Sales and Service of NS from May
                                  1992 to August 1993, Director-
                                  Metals, Waste and Construction from
                                  March 1990 to May 1992, and prior
                                  thereto as Director-Marketing
                                  Development.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
John S. Shannon, 63, Vice       Present position since May 1984.
  President-Law                   Also, Executive Vice President-
                                  Law of Norfolk Southern Corporation
                                  since June 1982.

Thomas C. Sheller, 63, Vice     Present position since February 1992.
  President-Administration        Also, Executive Vice President-
                                  Administration of Norfolk Southern
                                  Corporation since October 1991.
                                  Served prior thereto as Vice
                                  President-Personnel and Labor
                                  Relations of Norfolk Southern
                                  Railway and NS.

Powell F. Sigmon, 54, Vice      Present position since October 1993.
  President-Safety, Environ-      Also, Vice President Safety,
  mental and Research             Environmental and Research
  Development                     Development of Norfolk Southern
                                  Corporation since October 1993.
                                  Served as Assistant Vice President-
                                  Mechanical (Car) of NS from January
                                  1991 to October 1993, and prior
                                  thereto as General Manager-
                                  Mechanical Facilities.

Stephen C. Tobias, 49,          Present position since October 1993.
  Vice President                  Also, Senior Vice President-
                                  Operations of Norfolk Southern
                                  Corporation since October 1993.
                                  Served as Vice President-Strategic
                                  Planning of Norfolk Southern
                                  Railway and NS from December 1992
                                  to October 1993, Vice President-
                                  Transportation from October 1989 to
                                  December 1992, and prior thereto as
                                  General Manager-Western Lines.

John R. Turbyfill, 62, Vice     Present position since June 1993.
  President                       Also, Vice Chairman of Norfolk
                                  Southern Corporation since June
                                  1993.  Served prior thereto as
                                  Executive Vice President-Finance of
                                  NS since June 1982, and Vice
                                  President-Finance of Norfolk
                                  Southern Railway since March 1984.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
- ---------------------------     --------------------------------------
D. Henry Watts, 62, Vice        Present position since July 1986.
  President and Chief             Also, Executive Vice President-
  Traffic Officer                 Marketing of Norfolk Southern
                                  Corporation since July 1986.

Henry C. Wolf, 51, Vice         Present position since June 1993.
  President-Finance               Also, Executive Vice President-
                                  Finance of Norfolk Southern
                                  Corporation since June 1993.
                                  Served as Vice President-Taxation
                                  of Norfolk Southern Railway and NS
                                  from January 1991 to June 1993, and
                                  prior thereto as Assistant Vice
                                  President-Tax Counsel.

Dezora M. Martin, 46,           Present position since October 1993.
  Corporate Secretary             Served prior thereto as
                                  Assistant Corporate Secretary of
                                  Norfolk Southern Railway and NS.

Ronald E. Sink, 51,             Present position since September
  Treasurer                       1987.

                                 PART II


Item 5.  Market for the Registrant's Common Stock and Related
- ------   ----------------------------------------------------
         Stockholder Matters.
         -------------------

COMMON STOCK
- ------------
           Since June 1, 1982, NS has owned all the common stock of Norfolk Southern Railway Company. The common stock is not publicly traded.

SERIAL PREFERRED STOCK
- ----------------------
           There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance.

           The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of February 28, 1994, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, September 15 and December 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

           In June 1989, NS announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 28, 1994, NS had purchased 77,626 shares of Series A Stock at a total cost of $2,671,986; as of the same date, NS held a total of 77,721 shares.

Item 6.  Selected Financial Data.
- ------   -----------------------

                    NORFOLK SOUTHERN RAILWAY COMPANY
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       FIVE-YEAR FINANCIAL REVIEW

                              1993      1992     1991(1)    1990      1989
                            --------  --------  --------  --------  --------
                                        (In millions of dollars)
RESULTS OF OPERATIONS:
Railway operating revenues  $3,727.6  $3,709.1  $3,598.0  $3,735.1  $3,652.9
Railway operating expenses   2,805.9   2,781.7   3,287.2   2,913.9   2,813.0
                            --------  --------  --------  --------  --------
    Income from railway
      operations               921.7     927.4     310.8     821.2     839.9

Other income - net              57.6      49.5      70.2     172.4     160.4
Interest expense on debt        32.3      44.6      48.4      52.6      43.9
                            --------  --------  --------  --------  --------
    Income before income
      taxes                    947.0     932.3     332.6     941.0     956.4

Provision for income taxes     412.8     325.8     102.0     331.2     325.0
                            --------  --------  --------  --------  --------
Income before accounting
  changes                      534.2     606.5     230.6     609.8     631.4
Cumulative effect of
  accounting changes           247.8      --        --        --        --
                            --------  --------  --------  --------  --------
    Net income              $  782.0  $  606.5  $  230.6  $  609.8  $  631.4
                            ========  ========  ========  ========  ========
FINANCIAL POSITION:
Total assets                $9,873.0  $9,675.5  $9,358.0  $9,273.8  $9,625.9
Total long-term debt,
  including current
  maturities                $  604.9  $  714.5  $  735.0  $  712.1  $  771.0
Stockholders' equity        $5,184.9  $4,784.3  $4,449.5  $4,433.3  $4,874.6

OTHER:
Capital expenditures (2)    $  629.2  $  617.1  $  663.1  $  602.1  $  611.4
Number of stockholders
  at year end                  3,517     3,725     3,952     4,168     4,433
Average number
  of employees (3)            25,531    25,650    27,366    28,697    29,667


Business Combination
- --------------------
  On December 31, 1990, NS, the parent company of Norfolk Southern Railway
Company, transferred all the common stock of its other major railroad subsidiary, NW, to Norfolk Southern Railway Company, principally to combine railroad operations under a common railroad parent. The 1990 and prior year's financial information above reflects the combined companies.
- ----------------------------------------------------------------------------

(1) Included in 1991 results is a special charge, primarily comprised of costs for labor force reductions. This charge increased railway operating expenses by $483 million and reduced net income by $303 million (see Note 14 on page 72).
(2) Includes noncash property acquisitions of $10.6 million in 1991 (see
    Note 6 on page 64) and $27.2 million in 1990.
(3) The employee count includes Norfolk Southern Corporation's employees whose primary duties relate to rail operations.

Item 7.  Management's Discussion and Analysis of Financial
- ------   -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------
           See pages 39-50 for "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data.
- ------   --------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                        QUARTERLY FINANCIAL DATA
                               (Unaudited)

                                              Three Months Ended
                                   -----------------------------------------
                                    March 31   June 30   Sept. 30   Dec. 31
                                    --------   -------   --------   -------
                               (In millions of dollars except per share amounts)
          1993 *
          ----
Railway operating revenues           $910.8    $963.2     $914.3    $939.3
Income from railway operations        207.4     253.2      213.4     247.7
Income before accounting changes      147.5     161.1       76.4     149.2
Net income                            395.3     161.1       76.4     149.2
Dividends per serial preferred share $ 0.65    $ 0.65     $ 0.65    $ 0.65

          1992
          ----
Railway operating revenues           $903.7    $922.3     $933.7    $949.4
Income from railway operations        231.8     224.6      229.4     241.6
Net income                            155.6     143.2      145.4     162.3
Dividends per serial preferred share $ 0.65    $ 0.65     $ 0.65    $ 0.65

* 1993's results include implementation of required accounting changes that resulted in a $247.8 million increase in first quarter net income (see
  Note 1 on page 56). Additionally, 1993's results include the effect of a 1% increase in the federal income tax rate which resulted in a $60.8 million decrease in net income, principally reflected in the third quarter (see Note 3 on page 59).

- ------   --------------------------------------------

           The Index to Financial Statements follows, and the Index to Financial Statement Schedules appears in Item 14 on page 34.

           The financial statements and related documents for Norfolk Southern Railway Company and Subsidiaries are as follows:

                    Index to Financial Statements:           Page
                    -----------------------------            ----
          Consolidated Statements of Income
            Years ended December 31, 1993, 1992 and 1991       51

          Consolidated Balance Sheets
            As of December 31, 1993 and 1992                   52

          Consolidated Statements of Cash Flows
            Years ended December 31, 1993, 1992 and 1991    53-54

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1993, 1992 and 1991                   55

          Notes to Consolidated Financial Statements        56-75

          Independent Auditors' Report                         76


Item 9.  Changes in and Disagreements with Accountants on Accounting
- ------   -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------
           None.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------
Item 11.  Executive Compensation.
- -------   ----------------------
Item 12.  Security Ownership of Certain Beneficial Owners
- -------   -----------------------------------------------
          and Management.
          --------------
       and
Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------
           In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 19, 1994, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 24, 1994, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I beginning on page 23 under "Executive Officers of the Registrant."

                                 PART IV

Item l4.  Exhibits, Financial Statement Schedules, and Reports on
- -------   -------------------------------------------------------
          Form 8-K.
          --------
(a)   The following documents are filed as part of this report:

      1.  Financial Statement Schedules:

          The following consolidated financial statement schedules should be read in connection with the consolidated financial statements:

            Index to Consolidated Financial Statement Schedules    Page
            ---------------------------------------------------    ----
          Schedule I - Marketable Securities-Other Investments       77
          Schedule V - Property, Plant and Equipment                 78
          Schedule VI - Accumulated Depreciation, Depletion
            and Amortization of Property, Plant and Equipment        79
          Schedule VII - Guarantees of Securities of Other
            Issuers                                                  80
          Schedule VIII - Valuation and Qualifying Accounts          81
          Schedule IX - Short-Term Borrowings                        82
          Schedule X - Supplementary Income Statement
            Information                                              83

          Schedules other than those listed above are omitted for reasons that they are not required, are not applicable or the information is included in the consolidated financial statements or related notes.

      2.  Exhibits

Exhibit
Number                        Description
- -------    -------------------------------------------------
   3       Articles of Incorporation and Bylaws -

   3(a) The amended Restated Articles of Incorporation of Norfolk Southern Railway Company are incorporated herein by reference from Exhibit 3(a) of Norfolk Southern Railway's 1990 Annual Report on Form 10-K.

   3(b) The Bylaws of Norfolk Southern Railway Company, as last amended March 3, 1993, are incorporated herein by reference from Exhibit 3(b) of Norfolk Southern Railway's 1992 Annual Report on Form 10-K.

Item l4.  Exhibits, Financial Statement Schedules, and Reports on
- -------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                        Description
- -------    -------------------------------------------------
   4       Instruments Defining the Rights of Security
             Holders, Including Indentures -

           In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern Railway and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

  10       Material Contracts -

           (a) The Agreement of Merger and Reorganization dated as of July 31, 1980, among Southern Railway Company (name changed to Norfolk Southern Railway Company by Certificate of Amendment issued by the State Corporation Commission of Virginia as of December 31, 1990), Southern Railroad Company of Virginia, NWS Enterprises, Inc. (name changed to Norfolk Southern Corporation by Certificate of Amendment issued by the State Corporation Commission of Virginia on November 2, 1981), Norfolk and Western Railway Company, and Norfolk and Western Railroad Company of Virginia, and the related Plans of Merger (Exhibits B and C to the Agreement) are incorporated herein by reference from Appendix A to NW's and Southern's definitive Proxy Statements dated October 1, 1980, for NW's and Southern's Special Meetings of Stockholders held on November 7, 1980.

           (b) The lease between The Cincinnati, New Orleans and Texas Pacific Railway Company, a subsidiary of Norfolk Southern Railway, as lessee, and the Trustees of the Cincinnati Southern Railway, as lessor, dated as of October 11, 1881, is incorporated herein by reference from Exhibit 5 of Southern's 1980 Annual Report on Form 10-K.
           The Supplementary Agreement to the lease, dated as of January 1, 1987, is incorporated herein by reference from Exhibit 10(b) of Southern's 1987 Annual Report on Form 10-K.

Item l4.  Exhibits, Financial Statement Schedules, and Reports on
- -------   -------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                        Description
- -------    -------------------------------------------------
           (c) The lease between The North Carolina Railroad Company, as lessor, and Norfolk Southern Railway, as lessee, dated as of January 1, 1896, is incorporated herein by reference from Exhibit 6 of Southern's 1980 Annual Report on Form 10-K.

           (d) The lease between Atlantic and North Carolina Railroad Company (The North Carolina Railroad Company, successor by merger, September 29, 1989), as lessor, and Atlantic and East Carolina Railway Company, a subsidiary of Norfolk Southern Railway, as lessee, dated as of April 20, 1939, is incorporated herein by reference from Exhibit 7 of Southern's 1980 Annual Report on Form 10-K.

  21       Subsidiaries of the Registrant.



  (b)      Reports on Form 8-K.

           No reports on Form 8-K were filed for the three months ended December 31, 1993.

  (c)      Exhibits.

           The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)2 are filed herewith or incorporated herein by reference.

  (d)      Financial Statement Schedules.

           Financial statement schedules and separate financial statements specified by this Item are included in
           Item 14(a)1 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------
         Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and John S. Shannon, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and John S. Shannon, or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1994.


                                NORFOLK SOUTHERN RAILWAY COMPANY



                         By              /s/ David R. Goode
                             -----------------------------------------
                               (David R. Goode, President and Chief
                                        Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of March, 1994, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

       Signature                             Title
       ---------                             -----

/s/ David R. Goode
- --------------------------          President and Chief Executive
   (David R. Goode)                     Officer and Director
                                    (Principal Executive Officer)

/s/ John P. Rathbone
- --------------------------          Vice President and Controller
   (John P. Rathbone)               (Principal Accounting Officer)


/s/ Henry C. Wolf
- --------------------------          Vice President-Finance
   (Henry C. Wolf)                  (Principal Financial Officer)

       Signature                             Title
       ---------                             -----

/s/ Paul R. Rudder
- --------------------------                  Director
   (Paul R. Rudder)


/s/ John S. Shannon
- --------------------------                  Director
   (John S. Shannon)


/s/ Thomas C. Sheller
- --------------------------                  Director
   (Thomas C. Sheller)


/s/ John R. Turbyfill
- --------------------------                  Director
   (John R. Turbyfill)


/s/ D. Henry Watts
- --------------------------                  Director
   (D. Henry Watts)

                                (ITEM 7)
            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 51 and the Five-Year Financial Review on page 30. The Condensed Summary provides a brief overview of results of operations, and the text beginning under "Results of Operations" is a more detailed analytical discussion.

CONDENSED SUMMARY OF RESULTS OF OPERATIONS

1993 Compared with 1992
- -----------------------
   Net income was $782.0 million in 1993, a substantial increase over the $606.5 million reported in 1992. Results for 1993 were significantly affected by required accounting changes (see Note 1 on page 56) and by an increase in the federal income tax rate (see Note 3 on page 59). Excluding the impact of the accounting changes and the federal tax rate increase related to prior years, 1993 earnings would have been $585.8 million, a $20.7 million decrease from 1992. Total railway operating revenues increased less than 1%, compared with 1992, as gains in merchandise traffic were substantially offset by lower coal traffic levels. Total railway operating expenses increased 1%, compared with 1992. Nonoperating income reflected in the Consolidated Statements of Income as "Other income-net" rose $8.1 million due to gains from property sales (see Note 4 on page 63).

1992 Compared with 1991
- -----------------------
   Net income was $606.5 million in 1992, a significant increase over the $230.6 million reported in 1991. Earnings in 1991 were adversely affected by a $483 million special charge (see Note 14 on page 72). Excluding the impact of the special charge in 1991, 1992 earnings increased by $72.9 million, or 14%, compared with 1991. Railway operating revenues were up 3%, compared with 1991, despite a decline in coal traffic. Railway operating expenses were down 1%, compared with 1991 (excluding the special charge). Nonoperating income declined $20.7 million, reflecting lower interest income on less cash available to invest, lower interest rates and reduced gains from stock sales (see Note 4 on page 63).

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Railway Operating Revenues
- --------------------------
   Railway operating revenues were $3.73 billion in 1993, compared with $3.71 billion in 1992 and $3.60 billion in 1991. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                        (In millions of dollars)

                                     1993       1992       1991
                                   --------   --------   --------
Coal                               $1,213.3   $1,296.0   $1,330.3
Paper/forest                          502.7      499.5      476.1
Chemicals                             472.9      471.7      449.7
Automotive                            429.5      401.5      325.9
Agriculture                           319.7      301.4      293.6
Metals/construction                   296.1      276.3      274.0
Intermodal                            371.9      341.0      324.6
                                   --------   --------   --------
     Freight revenues               3,606.1    3,587.4    3,474.2
Other, principally switching
   and demurrage                      121.5      121.7      123.8
                                   --------   --------   --------
     Total                         $3,727.6   $3,709.1   $3,598.0
                                   ========   ========   ========

   Most NS Rail traffic, particularly coal traffic, moves under contractually negotiated rates as opposed to the typically higher regulated tariff rates. In 1993, 91% of NS Rail origin coal moved under contract, compared with 88% in 1992 and 90% in 1991.

                    RAILWAY REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                        (In millions of dollars)

                                   1993 vs. 1992  1992 vs. 1991
                                   -------------  -------------
     Traffic volume (carloads)        $ 67.0         $100.6
     Revenue per unit/mix              (48.5)          10.5
                                      ------         ------
          Total                       $ 18.5         $111.1
                                      ======         ======

   Traffic volume increased for all market groups except coal. The reduction in the revenue per unit/mix was due to the decline in coal traffic and to new business that was short-haul and lowered overall average revenue.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   COAL (which includes coke and iron ore) traffic volume in 1993 decreased 6%, and revenues, which represented 33% of total railway operating revenues, were down 6% from 1992. Coal accounted for about 97% of this market group's volume, and 95% of coal shipments originated on NS Rail's lines. As shown in the following table, small tonnage gains in utility and steel coal were more than offset by declines in export coal, down 22%, compared with 1992.

                         ORIGINATED COAL TONNAGE
                          (In millions of tons)

                                 1993      1992      1991
                                 ----      ----      ----
          Export                 25.3      32.3      35.3
          Utility                55.6      55.3      56.4
          Steel                  20.1      19.1      16.6
          Other                   8.8       8.8       8.5
                                -----     -----     -----
               Total            109.8     115.5     116.8
                                =====     =====     =====

   The export coal market continues to be weak. The recession in Europe deepened as the year progressed. Additionally, stockpiles remain at high levels in the United Kingdom, and two Italian coal-fired generating stations that closed in 1992 remained closed for all of 1993. The UMWA strike, which was settled in December 1993, also had an adverse effect on the export market, as some U.S. producers deferred export shipments to take advantage of higher domestic spot market prices. Although the strike was not widespread at mines served by NS Rail, it idled four operations that are heavily oriented toward export shipments.
   NS Rail's export coal business is expected to remain somewhat depressed in 1994. Expanded coal output and export capacity by foreign producers may make this market very competitive, especially for steam coal. Export coal opportunities for NS Rail are expected to continue to be greatest in Europe, and moderate growth is expected over the next five-year period.
   In contrast to the export market, domestic coal remained steady. Extended periods of warmer-than-usual temperatures in the Southeast resulted in increased business for a number of utility customers. NS Rail was able to provide coal service to some whose customary carriers were adversely affected by flooding in the Midwest and the UMWA strike. NS
Rail continued to do well in domestic steel markets, especially in the Midwest. While total volumes in the domestic steel market remained relatively flat, compared with 1992, NS Rail was able to increase its market share.
   The outlook for domestic NS Rail coal traffic remains promising. New movements of western coal to an eastern utility began late in 1993 and are expected to reach 3 million tons in 1994 and to grow to nearly 7 million tons annually in the next few years. Changes in emissions regulations for sulfur dioxide included in the Clean Air Act Amendments of 1990 may increase NS Rail utility traffic.
   Coal volume in 1992 decreased 2%, compared with 1991, and revenues were down 3% from 1991. Traffic volume in 1991 represented NS Rail's second best year since the 1982 consolidation. As shown in the table on the previous page, NS Rail had mixed results in 1992 in the four basic coal market segments it serves. The largest decline in coal tonnage was in export coal, down 8%, compared with 1991. Beginning in 1992, the European economies slumped badly, reducing demand for U.S. coal in both steel and electricity production. Domestic utility tonnages showed the second greatest decline, 2% below 1991, reflecting weakness in the overall economy and unusually mild weather in NS Rail's service region.
On the positive side, coal traffic to domestic steel companies in 1992 showed improvement. Compared with 1991, tonnage increased 15%, and NS
Rail increased its market share.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   MERCHANDISE TRAFFIC volume in 1993 increased 6%, and revenues increased by $101.4 million, or 4%, compared with 1992. Merchandise carloads handled in 1993 were 2.8 million, compared with 2.7 million in 1992. Despite the slow economic recovery, all six market groups comprising merchandise traffic showed revenue improvement over 1992. The largest gains were in intermodal, up $30.9 million, or 9%; automotive, up $28.0 million, or 7%; and metals/construction, up $19.8 million, or 7%.
   PAPER/FOREST traffic was about even with 1992, and revenues increased 1%. Weak domestic and overseas demand for paper depressed NS Rail's shipments for much of the year. Lumber, however, posted a solid 4% revenue gain due to a strong recovery in housing construction. Moderate growth, somewhat higher than industry production, is expected over the next few years due to growth in market share.
   CHEMICALS traffic rose 4% over 1992; however, revenues increased less than 1% due to a change in the mix of the traffic. There were solid gains in general chemicals and plastics, but this was offset by weakness in movements of export fertilizer due to sluggish conditions overseas. Stronger growth is expected in 1994 and beyond, paced by additional rail-truck distribution facilities for bulk chemicals. While environmental concerns could adversely affect production of pesticides and chlorine, increased environmental awareness is likely to have a positive impact on movements of recyclables, hazardous wastes and alternative fuels such as ethanol.
   AUTOMOTIVE traffic rose 8% and revenues increased 7%, compared with 1992. The gain was due to strong demand for vehicles produced at plants served by NS Rail. NS Rail's largest customer, Ford Motor Company, produced the top-selling automobile and truck in 1993. In addition, NS Rail benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Oh. Successful marketing efforts, such as an innovative program with GM for just-in-time movement of auto parts, also contributed to the higher traffic levels. Further growth in automotive traffic is expected in 1994 and beyond, as U.S. automotive production is anticipated to increase for the next few years. From 1994 to 1997, operations will begin at three new or expanded automotive assembly plants located on NS Rail's lines: the second Toyota plant at Georgetown, Ky., in 1994; BMW at Greer, S.C., in 1995; and Mercedes-Benz at Tuscaloosa, Al., in 1997. The retooling of GM's Wentzville, Mo., and Doraville, Ga., plants for van production should also increase traffic.
   AGRICULTURE traffic rose 4%, and revenues increased 6%, compared with 1992. In the early part of the year, NS Rail benefited from a record harvest that continued well into 1993. During the summer, the flood in the Midwest diverted traffic to rail that formerly moved by barge. In the fall, good crop conditions in NS Rail's sourcing areas and poor conditions elsewhere produced strong NS Rail traffic gains. Although the special conditions present during 1993 are not likely to recur in 1994, a small increase in agriculture revenues is expected, driven by growth in poultry production in the Southeast, a prime NS Rail feed grain market.
   METALS/CONSTRUCTION traffic rose 9%, and revenues increased 7%, compared with 1992. Most of the revenue gain was in shipments of iron and steel; strong industry production and new plants located on NS Rail's lines boosted revenue $10 million. Shipments of construction commodities were also strong due to a recovery in housing. Further gains are expected over the next few years, as NS Rail has initiatives under way intended to win back truck business in aluminum, and several new movements of municipal solid waste are expected.

            NORFOLK-SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   INTERMODAL traffic rose 9%, and revenues increased 9%, compared with 1992. Intermodal revenue growth in 1993 was led by a 21% increase in services provided to Triple Crown Services Company (a partnership between subsidiaries of NS and Consolidated Rail Corporation) due to strong automotive shipments and expansion of service to the Northeast. Container revenues were up 6%, a smaller increase than previous years, reflecting reduced international traffic caused by the continuing recessions in Europe and Japan. Trailer revenues were up 11%, boosted by gains from haulage arrangements with truckload carriers. Strong growth in intermodal traffic is expected in 1994 and for the next several years. Container traffic is expected to improve as recoveries overseas produce steady growth in international shipments. Trailer business also is expected to grow, as leading truckload carriers, such as Schneider National and J.B. Hunt, use rail for the long-haul portion of their shipments.
   During 1992, all six merchandise market groups showed improvement over 1991. Traffic volume increased 6%, and revenues increased $147.5 million, or 7%. The largest revenue increases were in the automotive group, up $75.6 million, or 23%, over a weak 1991. The intermodal group was up $16.4 million, or 5%, over 1991, and the paper/forest and chemicals groups each reported 5% revenue gains.
   The growth in the automotive group was the result of a national rise in automobile production, especially increased production of popular models at plants which NS Rail serves. All segments of intermodal traffic showed growth during 1992. Triple Crown(RT), the fastest growing segment, which accounted for 24% of the intermodal traffic, began a new domestic container service in the eastern part of the NS Rail system, in addition to its RoadRailer(RT) business. Paper/forest revenues improved as the result of increased housing starts and greater paper production. Chemical revenues were higher because of a general recovery in chemical production over the recessionary levels of 1991.

Railway Operating Expenses
- --------------------------
   Railway operating expenses increased 1% in 1993, compared with 1992, and decreased 15% in 1992, compared with 1991. Included in 1991's expenses was a $483.0 million special charge discussed below. Excluding the 1991 special charge, railway operating expenses decreased 1% in 1992, compared with 1991.
   SPECIAL CHARGE IN 1991 (see Note 14 on page 72): By the end of 1991, after several years of negotiations and a brief nationwide strike, new rail labor agreements were in place that allowed NS Rail to begin operating trains with reduced crew sizes. The agreements also provide for future crew size reductions. To achieve the reductions in employment and other labor savings permitted by the new agreement, NS Rail recorded a special charge that included $450 million to cover the cost of future separation payments, protective payments and amounts to buy out productivity funds.
   The special charge, which totalled $483 million, also included a $33 million write-down of certain properties to be sold or abandoned.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   The following table compares, on a year-to-year basis, railway operating expenses summarized by major classifications. The special charge also is summarized, as well as comparative railway operating expenses, excluding the special charge.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                        (In millions of dollars)
                                                           Excluding
                                                            Special
                                                            Charge
                                                           --------
                               1993    1992 vs.  Special     1992
                                vs.    1991 As   Charge       vs.
                               1992    Reported  in 1991     1991
                              ------   --------  --------  --------
Compensation and benefits     $ 14.6   $(483.2)   $ 450     $(33.2)
Materials, services and rents    3.3      52.9                52.9
Depreciation                    15.8     (19.6)      33       13.4
Diesel fuel                     (3.2)    (10.3)              (10.3)
Casualties and other claims     (2.2)    (34.8)              (34.8)
Other                           (4.1)    (10.5)              (10.5)
                              ------   -------    -----     ------
     Total                    $ 24.2   $(505.5)   $ 483     $(22.5)
                              ======   =======    =====     ======

   The narrative expense analysis presented in the following paragraphs focuses on the major factors contributing to changes in railway operating expenses, excluding the effects of the 1991 special charge discussed above and in Note 14 on page 72.
   COMPENSATION AND BENEFITS, which includes salaries, wages and fringe benefits, represents about half of total railway operating expenses and increased 1% in 1993, compared with 1992, and declined 2% in 1992, compared with 1991. The higher expenses in 1993 were mainly due to accruals for postretirement and postemployment benefits which were previously accounted for on a pay-as-you-go basis (see "Required Accounting Changes" in Note 1 on page 56) and higher costs for stock-based compensation plans. A voluntary early retirement program was completed in 1993, which resulted in a $42.4 million charge in compensation and benefits expense (see Note 12 on page 68). Also in 1993, a $46 million credit was recorded in compensation and benefits, reflecting a partial reversal of the 1991 special charge (see Note 14 on page 72). Labor expenses were favorably affected by a lower average train crew size, which was 2.6 in 1993, a moderate decline compared with 1992.
   The lower expenses in 1992, compared with 1991, were mainly due to savings associated with reduced train crew sizes. The average train crew size in 1992 was 2.7 compared with 3.5 in 1991.
   MATERIALS, SERVICES AND RENTS consists of items used for maintenance of road (rail line and related structures) and equipment (locomotives and freight cars); equipment rents representing the cost to NS Rail of using freight equipment owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment; and the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads. This category was up less than 1%, compared with 1992, but was up 9% in 1992, compared with 1991. The increase in 1992 largely was a result of that year's greatly expanded equipment maintenance program. Also contributing to the 1992 increase were higher roadway maintenance activity, increased gross ton miles and accruals related to a lease with Canadian National Railway.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   DEPRECIATION expense (see Note 1 "Properties" on page 56 for NS Rail's depreciation policy) was up 5% in 1993, compared with 1992, and up 4% in 1992, compared with 1991. The increases in both periods were due to property additions, reflecting substantial levels of capital spending during the three-year period ended December 31, 1993.
   DIESEL FUEL costs declined 2% in 1993, compared with 1992, and declined 5% in 1992, compared with 1991. NS Rail consumes substantial quantities of diesel fuel; therefore, changes in price per gallon or consumption have a significant impact on the cost of providing transportation services. The lower costs in 1993 were due to a lower price per gallon, offset in part by a 2% increase in consumption related to the 3% increase in gross ton miles. Expenses declined in 1992, compared with 1991, mainly due to a lower price per gallon offset partially by increased consumption.
   CASUALTIES AND OTHER CLAIMS (which includes insurance costs, estimates of costs related to personal injury, property damage and environmental-related costs) declined 2% in 1993, compared with 1992, and decreased 22% in 1992, compared with 1991. By far the largest component, personal injury expenses, which relate primarily to the cost of on-the-job employee injuries, has shown favorable trends since 1990, reflecting both success in reducing accidental employee injuries and effective claims handling. Unfortunately, the favorable trend in accidental injury claims has been more than offset by increased costs of nonaccidental "occupational" claims.
   The rail industry remains uniquely susceptible to both accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law provides the sole basis for compensating railroad employees who sustain job-related injuries. Under the FELA, claimants unable to reach an agreement with the railroad concerning compensation may file a civil suit to recover damages. In most cases, a jury must then determine whether the claimant is entitled to any damages and, if so, the amount. The system produces results that are unpredictable, inconsistent and frequently unfair, at a cost to the rail industry that is two or three times greater than the no-fault workers' compensation systems to which nonrail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation act.
   OTHER expenses decreased 3% in 1993, compared with 1992, and 7% in 1992, compared with 1991. These decreases were largely the result of favorable settlements of issues related to property and other state taxes.
   The NS Rail operating ratio (the percentage of operating revenues consumed by operating expenses) continues to be the best among the major railroads in the United States. NS Rail will continue to pursue cost-containment efforts to assure that its rail subsidiaries are operated efficiently. The operating ratios for past six years were as follows:

                         RAILWAY OPERATING RATIO
                   (Excluding Special Charge in 1991)

          1993      1992      1991      1990      1989      1988
          ----      ----      ----      ----      ----      ----
          75.3%     75.0%     77.9%     78.0%     77.0%     73.9%

Other Income-Net
- ----------------
   Nonoperating income increased $8.1 million, or 16%, in 1993, compared with 1992, but decreased $20.7 million, or 29%, in 1992, compared with 1991 (see Note 4 on page 63). The 1993 increase arose from gains on property sales, partially offset by declines in interest income and rental income (see also Note 2 "Noncash Dividend" on page 58). The 1992 decline was a result of an absence of stock sales in 1992, coupled with a decline in interest income due to lower cash and short-term investments balances and lower rates.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


Interest Expense on Debt
- ------------------------
   Interest expense on debt decreased 28% in 1993, compared with 1992, and 8% in 1992, compared with 1991, due principally to lower levels of equipment debt and lower interest rates.

Income Taxes
- ------------
   Income tax expense in 1993 was $412.8 million for an effective rate of 43.6%, compared with an effective rate of 34.9% in 1992 and 34.6% in 1991, excluding the special charge. Income tax expense in 1993 was accrued under SFAS 109, rather than under the prior accounting rules (see
Note 1 on page 56). Absent the federal income tax rate increase imposed by the Revenue Reconciliation Act of 1993, income tax expense in 1993 would have been $352.0 million for an effective rate of 37.2%. Current income tax expense increased from $249.0 million in 1992 to $319.9 million in 1993, primarily due to tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal income tax audit. Deferred tax expense for 1993, compared with 1992, decreased primarily for the same reason.
   Current and deferred tax expenses for 1991 were affected significantly by the special charge. Much of the tax benefit resulting from this charge was not deductible in 1991 and therefore was recorded as a deferred tax benefit. Excluding the payment discussed above and the federal tax rate increase, the portion of the special charge that reversed in 1993 and 1992, combined with property-related adjustments, including depreciation, were the principal causes for the increase in deferred tax expense over the 1991 level.
   As a result of changes in tax law that limit or defer the timing of deductions and recent tax rate increases, NS Rail expects current taxes to remain high in relation to pretax earnings (see Note 3 on page 59 for the components of income tax expense).

Required Accounting Changes
- ---------------------------
   Effective January 1, 1993, NS Rail adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 on page 56 for a discussion of these accounting changes). The net cumulative effect of these noncash adjustments increased 1993's net income by $247.8 million. The balance sheet effects of these accrual adjustments are reflected primarily in "Other liabilities" for the postretirement and postemployment benefits and in "Deferred income taxes" for the income tax accounting change.

Impact of New Accounting Pronouncements
- ---------------------------------------
   In May 1993, the Financial Accounting Standards Board issued a new standard, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This standard will require NS Rail to increase the recorded carrying value for its investment in NS stock to fair value, with a corresponding increase, net of taxes, as a separate component of stockholders' equity (see Note 1 "New Statement of Financial Accounting Standards" on page 56 for further details.)

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization, including the value of those individual elements in relation to each other. Generally, financial condition is evaluated at a point in time using an organization's balance sheet (see page 52). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power (based on net income or financial condition), to meet its short-term and long-term cash requirements. CAPITAL RESOURCES refers to the ability of an organization to attract investors through the sale of either debt or equity (stock) securities.

($ in millions)          1993      1992      1991      1990      1989
                        ------    ------    ------    ------    ------
Cash and short-term
  investments           $152.0    $ 64.0    $137.3    $291.3    $363.8
Current assets to
  current liabilities      1.3       1.2       1.1       1.1       1.6
Working capital         $264.9    $145.4    $ 73.5    $ 61.3    $620.1
Debt to total
  capitalization         12.6%     13.4%     14.6%     14.3%     13.7%
Return on average
  stockholders' equity   12.0%*    13.1%     11.6%**   13.1%     13.0%

 * Excluding the cumulative effects of required accounting changes and the prior years' effects of the federal income tax rate increase.
**  Excluding special charge

   CASH PROVIDED BY OPERATING ACTIVITIES, which is NS Rail's principal source of liquidity, declined 9% in 1993, compared with 1992, but was up 32% in 1992, compared with 1991. These fluctuations were primarily due to the timing of income tax payments. In 1993, tax payments were $146.0 million higher than in 1992 due to payments related to the 1988-1989 federal income tax audit, higher 1993 earnings and the fact that 1992's tax payments were low. In 1992, tax payments were $70.8 million less than 1991 primarily due to the higher tax payments in 1991 related to the federal income tax audit for 1986 and 1987, and to estimated tax payments in 1991 utilized in 1992. In addition, net income in 1992, excluding the special charge in 1991, was up $72.9 million, and depreciation increased $13.4 million.
   Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1993, only $36.1 million was used for labor costs related to the special charge, compared with $134.7 million in 1992 and $108.0 million in 1991. The decline in 1993 was partly due to the failure to reach agreement on terms for certain further labor savings. This situation also led to a partial reversal of the 1991 special charge (see discussion in Note 14). Looking ahead, the labor portion of the special charge is expected to continue to require the use of cash to achieve productivity gains permitted by the agreements, although at a level somewhat lower than previously anticipated. NS Rail regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments are expected to produce significant future labor savings. It is estimated that NS Rail's labor-related payments will be reduced by about $150 million per year upon full implementation of the new labor agreements.
   Since consolidation, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 53).

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   CASH USED FOR INVESTING ACTIVITIES declined 22% in 1993, compared with 1992, but was up 6% in 1992, compared with 1991. Repayment received from NS on short-term advances (see Note 2 on page 58) and higher proceeds from property sales were primarily responsible for the improvement in 1993. An absence of investment sales caused the 1992 over 1991 increase. Although the high level of property sales that occurred in 1993 is not expected to continue, efforts to hold down capital spending will be ongoing as NS Rail seeks to maximize utilization of all its assets. In this connection, NS Rail continues to review its route network to identify areas where efficiency can be enhanced by coordinated agreements with other railroads, or through sale or abandonment.
   The following table summarizes capital spending over the last five years, as well as track maintenance statistics and the average ages of railway equipment.

($ in millions)                 1993     1992     1991     1990     1989
                               ------   ------   ------   ------   ------
Capital expenditures           $629.2   $617.1   $663.1   $602.1   $611.4

Track miles of rail installed     574      660      679      743      718
Miles of track surfaced         5,048    5,690    5,646    5,844    5,708
New crossties installed
  (millions)                      1.6      1.9      1.9      1.9      2.0

Freight car fleet (years)        20.8     20.4     19.7     19.4     19.0
Locomotive fleet (years)         14.6     14.0     13.7     14.3     14.1

   The average age of locomotives retired during 1993 was 24.7 years. In recent years, NS Rail has rebodied over 14,000 coal cars and plans to continue that program at the rate of about 3,000 cars per year for the next several years. This process, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining serviceability of the freight car fleet is greater than indicated by the increasing average age of the freight car fleet.
   Construction of two surge silos at the coal transloading facility in Norfolk was completed in 1993. The silos, which have a total capacity of 8,150 tons, allow for continuous dumping which reduces operating costs and loading time.
   For 1994, NS Rail is planning $627 million of capital spending. NS Rail anticipates new equipment financing of approximately $72 million in 1994. Rail capital spending is likely to increase moderately over the next few years. The proposed construction of a $100 million coal ground storage facility in Isle of Wight County, Va., may affect capital spending in future years. However because of delays in the permitting process and reduced demand for export coal, any significant spending on this project is not expected until after 1994. In addition to adding capacity, this new facility should further increase the efficiency of coal transportation service and reduce the need for new coal hopper cars. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.
   Investments and advances (see Note 5 on page 63) decreased $110.1 million in 1993, compared with 1992. This decline reflects a $220 million reclassification to "Other current assets" for the cash surrender value of certain corporate owned life insurance (COLI) which is expected to be borrowed in April 1994, and accounts for the increase in working capital. Absent this reclassification, "Investments" would have increased almost $110 million, principally reflecting premium payments on COLI, which increase the cash surrender value of the underlying insurance policies.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


   CASH USED FOR FINANCING ACTIVITIES increased 16% in 1993, compared with 1992, and 45% in 1992, compared with 1991. These increases were principally a result of lower borrowing. Debt activity over the past five years was as follows:

                    1993      1992      1991      1990      1989
                    ----      ----      ----      ----      ----
                               (In millions of dollars)
     New debt       $38.5     $63.3    $123.8     $62.2    $122.1
     Debt repaid     99.9      84.2      93.8      93.7     104.2

   Debt requirements for 1994 are expected to remain moderate partly because another source of cash, borrowing on the cash surrender value of COLI, will satisfy some of 1994's cash requirements (see Note 5 on page 63).

ENVIRONMENTAL MATTERS

   NS Rail is subject to various jurisdictions' environmental laws and regulations. NS Rail and certain subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which generally imposes joint and several liability for cleanup costs. State agencies also have notified NS Rail and certain subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.
   For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS Rail has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Claims, if any, against third parties for recovery of remediation costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers perform ongoing analyses of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are recorded. NS also established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
   Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss, and evolving statutory and regulatory standards governing liability.
   The risk of incurring environmental liability--for acts and omissions, both past and current--is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries have land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS Rail ultimately may bear some financial responsibility, there can be no assurance that NS Rail will not incur liabilities or costs, the amount and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.
   However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


INFLATION

   Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. NS Rail, a capital-intensive company, has approximately $12.1 billion invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

RAIL INDUSTRY TRENDS

NS Rail and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers, making railroads more competitive with trucks and maximizing efficiency of the respective railroads.

NS Rail is responding to concerns regarding the emission of coal dust from in-transit coal trains. Testing is under way of various methods of controlling such emissions. However, at this time final results of the testing and estimated costs that may be incurred to implement the conclusions resulting therefrom are not available.

NS Rail and the rail industry are continuing their efforts to replace the FELA with a no-fault workers' compensation system, which we strongly believe to be fairer both to the rail industry and to its employees.

                                (ITEM 8)
            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income

                                             Years ended December 31,
                                         -------------------------------
                                           1993        1992       1991
                                           ----        ----       ----
                                           (In  millions  of dollars)
Railway operating revenues:
    Freight                              $3,606.1   $3,587.4   $3,474.2
    Other                                   121.5      121.7      123.8
                                         --------   --------   --------
          Railway operating revenues      3,727.6    3,709.1    3,598.0
                                         --------   --------   --------
Railway operating expenses:
    Compensation and benefits
      (Notes 12 and 14)                   1,388.8    1,374.2    1,407.4
    Materials, services and rents           641.6      638.3      585.4
    Depreciation                            347.9      332.1      318.7
    Diesel fuel                             179.3      182.5      192.8
    Casualties and other claims             118.5      120.7      155.5
    Other                                   129.8      133.9      144.4
    Special charge (Note 14)                --         --         483.0
                                         --------   --------   --------
          Railway operating expenses      2,805.9    2,781.7    3,287.2
                                         --------   --------   --------
          Income from railway
            operations                      921.7      927.4      310.8

Other income - net (Note 4)                  57.6       49.5       70.2
Interest expense on debt (Note 6)            32.3       44.6       48.4
                                         --------   --------   --------
          Income before income taxes        947.0      932.3      332.6

Provision for income taxes (Note 3):
    Income taxes                            361.2      325.8      102.0
    Adjustment of net deferred tax
      liability for federal
      rate increase                          51.6       --        --
                                         --------   --------   --------
          Total income taxes                412.8      325.8      102.0
                                         --------   --------   --------
           Income before
             accounting changes             534.2      606.5      230.6

Cumulative effect on years prior to 1993
  of changes in accounting principles
  (Note 1) for:
    Income taxes                            470.4       --        --
    Postretirement benefits other than
      pensions; and postemployment
      benefits-net of taxes                (222.6)      --        --
                                         --------   --------   --------
          Net income                     $  782.0   $  606.5   $  230.6
                                         ========   ========   ========



See accompanying notes to consolidated financial statements.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets

                                                  As of December 31,
                                                  -------------------
                                                    1993       1992
                                                  --------   --------
                                                (In millions of dollars)
Assets
Current assets:
    Cash and cash equivalents                     $    2.3   $   11.5
    Short-term investments at cost which
      approximates market                            149.7       52.5
    Accounts receivable net of allowance for
      doubtful accounts of $9.2 million
      and $10.0 million, respectively                522.9      497.2
    Due from NS (Note 2)                             118.1      215.1
    Materials and supplies                            65.9       71.8
    Deferred income taxes (Note 3)                    88.8       84.2
    Other current assets (Note 5)                    282.2       53.1
                                                  --------   --------
      Total current assets                         1,229.9      985.4

Investments and advances (Notes 2 and 5)             362.2      472.3
Properties less accumulated depreciation (Note 6)  8,260.3    8,194.3
Other assets                                          20.6       23.5
                                                  --------   --------
      Total assets                                $9,873.0   $9,675.5
                                                  ========   ========
Liabilities and stockholders' equity
Current liabilities:
    Short-term debt (Note 8)                      $   27.2   $   27.2
    Accounts payable (Note 7)                        461.7      473.7
    Income and other taxes                           141.3      168.0
    Due to NS (Note 2)                               112.6      --
    Other current liabilities (Note 7)               114.7       94.5
    Current maturities of long-term debt (Note 8)    107.5       76.6
                                                  --------   --------
      Total current liabilities                      965.0      840.0

Long-term debt (Note 8)                              497.4      637.9
Other liabilities (Note 10)                          945.3      651.7
Minority interests                                     2.2        3.4

Deferred income taxes (Note 3)                     2,278.2    2,758.2
                                                  --------   --------
      Total liabilities                            4,688.1    4,891.2
                                                  --------   --------
Stockholders' equity:
    Serial preferred stock (Note 11)                  54.8       54.9
    Common stock (Note 11)                           166.7      166.7
    Other capital                                    515.0      515.0
    Retained income                                4,448.4    4,047.7
                                                  --------   --------
      Total stockholders' equity                   5,184.9    4,784.3
                                                  --------   --------
      Total liabilities and stockholders' equity  $9,873.0   $9,675.5
                                                  ========   ========


See accompanying notes to consolidated financial statements.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows

                                             Years ended December 31,
                                            ---------------------------
                                             1993      1992      1991
                                            -------   -------   -------
                                              (In millions of dollars)
Cash flows from operating activities:
   Net income                               $ 782.0   $ 606.5   $ 230.6
   Reconciliation of net income to net
     cash provided by operating activities:
        Net cumulative effect of changes
          in accounting principles           (247.8)     --        --
        Special charge                         --        --       483.0
        Special charge payments               (36.1)   (134.7)   (108.0)
        Depreciation                          348.7     333.1     319.7
        Deferred income taxes                  92.9      76.8    (168.0)
        Nonoperating gains and losses
          on properties and investments       (31.9)    (13.9)    (20.4)
        Changes in assets and liabilities
          affecting operations:
            Accounts receivable               (25.9)     (2.0)    125.5
            Materials and supplies              5.9      (8.4)     11.5
            Other current assets               (8.0)     (3.2)     --
            Current liabilities other than
              debt and amounts due to NS      (23.4)     (3.7)   (189.5)
            Other - net                         8.6      96.8      30.8
                                            -------   -------   -------
                Net cash provided by
                  operating activities        865.0     947.3     715.2

Cash flows from investing activities:
   Property additions                        (629.2)   (617.1)   (652.5)
   Property sales and other transactions       80.3      43.9      32.0
   Investment purchases                       (86.3)    (70.5)    (76.1)
   Investment sales and other transactions      3.0       4.8     133.7
   Long-term advances to NS                     5.0       5.0      21.0
   Short-term advances due from NS (Note 2)    97.0     (94.1)   (125.7)
   Short-term investments - net                (6.0)     43.0      20.1
                                            -------   -------   -------
                Net cash used for
                  investing activities       (536.2)   (685.0)   (647.5)

Cash flows from financing activities:
   Dividends (Note 2)                        (276.6)   (271.7)   (231.6)
   Long-term debt proceeds                     38.5      63.3     123.8
   Long-term debt repayments                  (99.9)    (84.2)    (93.8)
                                            -------   -------   -------
                Net cash used for
                  financing activities       (338.0)   (292.6)   (201.6)

                Net decrease in cash
                  and cash equivalents         (9.2)    (30.3)   (133.9)

Cash and cash equivalents:
   At beginning of year                        11.5      41.8     175.7
                                            -------   -------   -------
   At end of year                           $   2.3   $  11.5   $  41.8
                                            =======   =======   =======

                                                           (Continued)

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
            Consolidated Statements of Cash Flows (continued)

                                             Years ended December 31,
                                            ---------------------------
                                             1993      1992      1991
                                            -------   -------   -------
                                              (In millions of dollars)
Supplemental disclosures of
  cash flow information
    Cash paid during the year for:
      Interest (net of amounts capitalized) $  58.4   $  51.8   $  72.3
      Income taxes                          $ 337.1   $ 191.1   $ 261.9






See accompanying notes to consolidated financial statements.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity



                              Serial
                            Preferred  Common    Other    Retained
                              Stock    Stock    Capital    Income     Total
                            --------- -------- --------- ---------- ---------
                                         (In millions of dollars)
Balance December 31, 1990    $ 54.9    $ 166.7  $ 497.8   $3,713.9  $4,433.3
  Net income - 1991                                          230.6     230.6
  Cash dividends:
    Serial preferred stock,
      $2.60 per share                                         (2.9)     (2.9)
    Common stock,
      $13.72 per share                                      (228.7)   (228.7)
  Reduction in minority
    interest                                        2.0                  2.0
  Contribution from
    NS (Note 2)                                    15.2                 15.2
                             ------    -------  -------   --------  --------

Balance December 31, 1991      54.9      166.7    515.0    3,712.9   4,449.5
  Net income - 1992                                          606.5     606.5
  Cash dividends:
    Serial preferred stock,
      $2.60 per share                                         (2.9)     (2.9)
    Common stock,
      $16.13 per share                                      (268.8)   (268.8)
                             ------    -------  -------   --------  --------

Balance December 31, 1992      54.9      166.7    515.0    4,047.7   4,784.3
  Net income - 1993                                          782.0     782.0
  Cash dividends:
    Serial preferred stock,
      $2.60 per share                                         (2.9)     (2.9)
    Common stock,
      $16.42 per share                                      (273.7)   (273.7)
    Noncash dividends on
       common stock (Note 2)                                (104.7)   (104.7)
    Other                      (0.1)                                    (0.1)
                             ------    -------  -------   --------  --------

Balance December 31, 1993    $ 54.8    $ 166.7  $ 515.0   $4,448.4  $5,184.9
                             ======    =======  =======   ========  ========





See accompanying notes to consolidated financial statements.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


The following notes are an integral part of the consolidated financial statements.

1.  Summary of Significant Accounting Policies

Principles of Consolidation
- ---------------------------
   The consolidated financial statements include Norfolk Southern Railway Company, Norfolk and Western Railway Company (NW) and their majority-owned and controlled subsidiaries (collectively, NS Rail). All significant intercompany balances and transactions have been eliminated in consolidation (see Note 15 for NW's summarized consolidated financial information).

Cash Equivalents
- ----------------
   Cash equivalents are highly liquid investments purchased three months or less from maturity. The carrying value approximates fair value because of the short maturity of these investments.

Materials and Supplies
- ----------------------
   Materials and supplies, which consist mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in properties.

Properties
- ----------
   Properties are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. The overall depreciation rate averaged 2.6% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties other than land are sold or retired in the ordinary course of business, the cost of the assets less the sale proceeds or salvage is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land, which is a nondepreciable asset, are included in other income.

Revenue Recognition
- -------------------
   Revenue is recognized proportionally as a shipment moves from origin to destination.

Balance Sheet Classification
- ----------------------------
   Beginning with 1991, the balance sheet classification of certain revenue-related balances appears on an actual (net) basis rather than an estimated (gross) basis due to the earlier availability of certain settlement data with other railroads. This modification, which had no income statement effect, resulted in large offsetting declines in accounts receivable and accounts payable as illustrated in the Statement of Cash Flows for 1991.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies (continued)

Required Accounting Changes
- ---------------------------
   Effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires NS Rail to accrue the cost of specified health care and death benefits over an employee's active service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires corporations to recognize the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS Rail, such postemployment benefits consist principally of benefit obligations related to participants in the long-term disability plan. NS Rail recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effects on years prior to 1993 of adopting SFAS 106 and 112 increased pretax expenses $336.3 million ($208.4 million after-tax), and $22.8 million ($14.2 million after-tax), respectively (see Note 13). The impact on 1993 expenses is not material. The pro forma effects of applying SFAS 106 and SFAS 112 on individual prior years is not presented, as the effect on each separate year also is not material.
   Also effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, which applied for 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation, and deferred taxes were not adjusted for subsequent changes in tax rates. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income by $470.4 million (see also Note 3).

New Statement of Financial Accounting Standards
- -----------------------------------------------
   "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) was issued in May 1993. This standard, which is effective for 1994, addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments are to be categorized as one of the following types of securities: "held-to-maturity," "trading" or "available-for-sale." The carrying value and timing of gain/loss realization is dependent upon the categorization of the investment. For NS Rail, the only significant effect will be a change in the carrying value of its investments in NS stock. As described in Note 5, NS Rail owns approximately 7.3 million shares of NS stock, the fair market value of which far exceeds the original cost. Under SFAS 115, NS Rail will report this investment at fair value with the unrealized gain reported, net of taxes, as a separate component of stockholders' equity.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


2.  Related Parties

General
- -------
   NS is the parent holding company of NS Rail. The costs of functions performed by NS are allocated among its rail operating subsidiaries. Rail operations are coordinated at the holding company level by the NS
Executive Vice President-Operations.

Noncash Dividend
- ----------------
   On April 1, 1993, NS Rail declared and issued to NS a $104.7 million noncash dividend representing the net assets of several nonrailroad subsidiaries. These subsidiaries, principally involved in real estate, produce a small amount of rental income which will no longer be part of NS Rail's results. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Assets Acquired
- ---------------
   During 1991, NS Rail acquired $66.6 million of assets from a related party (see Note 6).

Intercompany Accounts
- ---------------------
                                         December 31,
                                     ---------------------
                                      1993          1992
                                     -------       -------
                                   (In millions of dollars)
Due from NS:
     Short-term advances             $ 118.1       $ 215.1
     Long-term advances included
        in investments and advances  $ 202.1       $ 207.1
Due to NS:
     Short-term note                 $ 112.6       $  --

   During 1993, NW issued a demand note for $112.6 million to an NS subsidiary for the purchase of a portfolio of short-term investments. This noncash transaction was excluded from the Consolidated Statement of Cash Flows.
   Interest is applied to short-term advances at the average NS yield on short-term investments.

Intercompany Federal Income Tax Accounts
- ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At December 31, 1993 and 1992, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $175.1 million and $139.5 million, respectively.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


2.  Related Parties (continued)

Cash Required for NS Stock Purchase Program and NS Debt
- -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, NS financed some purchases with proceeds from the sale of commercial paper notes. As of December 31, 1993 and 1992, NS had recorded $521.8 million and $520.5 million, respectively, of notes under this program. In March 1991, NS issued $250 million of long-term notes and, in February 1992, NS issued an additional $250 million of long-term notes in part to repay a portion of the commercial paper notes, as well as to fund additional stock purchases.
   On January 29, 1992, NS announced that, primarily related to issues surrounding the 1991 special charge (see Note 14), the purchase program would continue, but at a slower pace and over a longer authorized period, with actual purchases dependent on market conditions, the economy, cash needs and alternative investment opportunities. Since the first purchases in December 1987 and through December 31, 1993, NS has purchased and retired 53,615,800 shares of its common stock under these programs at a cost of $2.2 billion.
   Consistent with the earlier cash purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt issued to fund labor costs related to the special charge (see Note
14) also will come principally from NS Rail. Included in interest income is $6.7 million, $7.7 million and $8.8 million in 1993, 1992 and 1991, respectively, related to amounts due from NS.

Transfers of Investment from NS
- -------------------------------
   In August 1991, NS transferred its $15.2 million equity interest in a railroad equipment leasing subsidiary to Norfolk Southern Railway
Company. This transfer was recorded at historical cost and reflected as a contribution to capital.

3.  Income Taxes

Federal Income Tax Rate Increase
- --------------------------------
   In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components which, as required by SFAS 109, were recognized in 1993's earnings.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


3.  Income Taxes (continued)

   The first component relates to the increased income tax rate's effect on 1993's earnings, which increased the provision for income taxes and reduced net income by $9.2 million. The second component increased the provision for the net deferred tax liability in the Consolidated Balance Sheet, which reduced net income by $51.6 million.

Provision for Income Taxes
- --------------------------
                                          1993      1992      1991
                                         -------   -------   -------
                                           (In millions of dollars)
Current:
  Federal                                $ 279.6   $ 217.9   $ 239.5
  State                                     40.3      31.1      30.5
                                         -------   -------   -------
       Total current taxes                 319.9     249.0     270.0

Deferred:
   Federal                                  26.4      66.6    (149.0)
   State                                    14.9      10.2     (19.0)
   Adjustment of net deferred tax
     liability for federal rate increase    51.6      --        --
                                         -------   -------   -------
       Total deferred taxes (benefit)       92.9      76.8    (168.0)
                                         -------   -------   -------
       Provision for income taxes        $ 412.8   $ 325.8   $ 102.0
                                         =======   =======   =======

Inclusion in Consolidated Return
- --------------------------------
   NS Rail is included in the consolidated federal income tax return of NS. The provision for current income taxes in the Consolidated Statements of Income reflects NS Rail's portion of NS' consolidated tax provision. Tax expense or tax benefit is recorded on a separate company basis whether or not such benefit would be currently available on a separate company basis.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


3.  Income Taxes (continued)

Reconciliation of Statutory Rate to Effective Rate
- --------------------------------------------------
   Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                         1993             1992             1991
                     -------------    -------------    -------------
                     Amount    %      Amount    %      Amount    %
                     ------   ----    ------   ----    ------   ----
                                (In millions of dollars)
Federal income tax
  at statutory rate  $331.5   35.0    $317.0   34.0    $113.1   34.0
State income taxes,
  net of federal
  tax benefit          35.8    3.8      27.2    2.9      7.6     2.3
Corporate owned
  life insurance       (8.7)  (0.9)     (9.0)  (1.0)    (9.3)   (2.8)
Dividend and
  equity income        (5.0)  (0.5)     (4.7)  (0.5)    (8.1)   (2.4)
Prior year
  adjustments           1.4    0.1      (7.2)  (0.8)    (1.2)   (0.4)
Other - net             6.2    0.6       2.5    0.3     (0.1)    --
                     ------   ----    ------   ----   ------    ----
                      361.2   38.1     325.8   34.9    102.0    30.7
Adjustment of net
  deferred tax lia-
  bility for federal
  rate increase        51.6    5.5      --      --      --       --
                     ------   ----    ------   ----   ------    ----
     Provision for
       income taxes  $412.8   43.6    $325.8   34.9   $102.0    30.7
                     ======   ====    ======   ====   ======    ====

Deferred Income Tax Expense
- ---------------------------
   Some income and expense items are reported differently for financial reporting and income tax purposes. Provisions for deferred income taxes were made in recognition of these differences in accordance with APB Opinion No. 11 for years prior to 1993, and SFAS 109 for 1993 (see Note 1 for an explanation of this required accounting change).
   For 1993, the components of deferred income tax expense were as follows: (1) $51.6 million in adjustments to deferred tax assets and liabilities for the enacted tax rate increase; (2) $1.4 million decrease in the valuation allowance for deferred tax

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


3.  Income Taxes (continued)

assets, and (3) $42.7 million net for all other deferred tax expense items, for a total of $92.9 million. The significant components of deferred income tax expense for 1992 and 1991 were as follows:

                                    1992           1991
                                   -------        -------
                                  (In millions of dollars)
Employee separation costs          $  48.9        $(127.0)
Property-related adjustments,
  principally depreciation            41.4           (8.3)
Tax benefit leases                    (7.2)          (6.0)
Casualty and other claims             (5.0)         (12.4)
Employee benefits                     (2.8)         (14.9)
Property and other taxes              (1.4)           3.8
Other items - net                      2.9           (3.2)
                                   -------        -------
     Total deferred income
       tax expense (benefit)       $  76.8        $(168.0)
                                   =======        =======

Deferred Tax Assets and Liabilities
- -----------------------------------
   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
December 31, 1993, were as follows:
                                                    1993
                                                  ---------
                                           (In millions of dollars)
Deferred tax assets:
  Reserves, including casualty and other claims   $   167.7
  Employee benefits                                   153.7
  Postretirement benefits other than pension
     and postemployment benefits                      147.5
  Taxes, including state and property                 153.2
  Other                                                 2.9
                                                  ---------
          Total gross deferred tax assets             625.0

  Less valuation allowance                             (2.0)
                                                  ---------
          Net deferred tax assets                     623.0

Deferred tax liabilities:
  Property                                         (2,588.3)
  Other                                               (49.0)
                                                  ---------
          Total gross deferred tax liabilities     (2,637.3)

Intercompany federal tax payable-net                 (175.1)
                                                  ---------
          Net deferred tax liability               (2,189.4)
          Net current deferred tax assets              88.8
                                                  ---------
          Net long-term deferred tax liability    $(2,278.2)
                                                  =========

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


3.  Income Taxes (continued)

   Except for amounts for which a valuation allowance is provided, Management believes the other deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $3.4 million. The net change in the total valuation allowance for the year ended December 31, 1993, was a decrease of $1.4 million.

Internal Revenue Service (IRS) Reviews
- --------------------------------------
   Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1989. The consolidated federal income tax returns for 1990 through 1992 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

4.  Other Income - Net
                                       1993      1992      1991
                                      -------   -------   -------
                                       (In millions of dollars)
Interest income (Note 2)              $  15.7   $  19.4   $  35.5
Rental income                            18.6      22.5      21.7
Gains from sale of properties            31.9      13.9      12.9
Gains from sale of stock                 --        --         9.1
Dividends from NS                        13.5      13.1      11.6
Corporate owned life insurance - net     10.8      12.3      12.0
Other interest expense                  (26.7)    (22.3)    (23.9)
Other - net                              (6.2)     (9.4)     (8.7)
                                      -------   -------   -------
     Total                            $  57.6   $  49.5   $  70.2
                                      =======   =======   =======

5. Investments and Advances
                                                 December 31,
                                               -----------------
                                                1993      1992
                                               -------   -------
                                           (In millions of dollars)
Long-term portion of corporate owned
  life insurance at net cash surrender value   $ 118.5   $ 254.2
Long-term advances to NS                         202.1     207.1
Marketable equity securities
  at lower of cost or market                      20.6      20.6
Other                                             21.0      (9.6)
                                               -------   -------
     Total                                     $ 362.2   $ 472.3
                                               =======   =======

Corporate Owned Life Insurance
- ------------------------------
   The cash surrender value of certain corporate owned life insurance, amounting to approximately $220 million, which is expected to be borrowed in April 1994, has been reclassified in the Consolidated Balance Sheet from "Investments and advances" to "Other current assets."

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


5. Investments and Advances (continued)

Fair Values
- -----------
   At December 31, 1993, the fair value of investments approximated $904 million. The fair values of marketable securities were based on quoted market prices. At December 31, 1993 and 1992, the market value of marketable equity securities, which consist principally of 7,252,634 shares of NS common stock, was $511.9 million and $444.6 million, respectively. The fair values of stock in nonmarketable securities were estimated based on the underlying net assets. For the remaining investments and advances, consisting principally of corporate owned life insurance and long-term advances to NS, the carrying value approximates fair value.

6.  Properties
                                       December 31,
                                  -----------------------
                                    1993          1992
                                  ---------     ---------
                                 (In millions of dollars)
Transportation property:
  Road                            $ 7,691.0     $ 7,434.6
  Equipment                         4,331.1       4,247.4
Other property                         66.1         239.5
                                  ---------     ---------
                                   12,088.2      11,921.5
Less - Accumulated depreciation     3,827.9       3,727.2
                                  ---------     ---------
     Net properties               $ 8,260.3     $ 8,194.3
                                  =========     =========

Noncash Property Transactions Excluded from the Consolidated Statements
- -----------------------------------------------------------------------
of Cash Flows
- -------------
   Additions to "Other property" in 1991 included $66.6 million for assets acquired from a real estate partnership in which an NS Rail subsidiary owned an equity interest. Of this transaction, $10.6 million was noncash and related to amounts invested in or advanced to that partnership which previously had been classified in "Investments and advances."

Capitalized Interest
- --------------------
   Total interest cost incurred on long-term debt for 1993, 1992 and 1991 was $53.9 million, $62.5 million and $66.0 million, respectively, of which $21.6 million, $17.9 million and $17.6 million was capitalized.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


7.  Current Liabilities
                                             December 31,
                                         --------------------
                                          1993         1992
                                         -------      -------
                                       (In millions of dollars)
Accounts payable:
  Accounts and wages payable             $ 190.6      $ 213.1
  Casualty and other claims                145.8        144.9
  Vacation liability                        67.6         69.1
  Equipment rents payable - net             53.9         42.7
  Other                                      3.8          3.9
                                         -------      -------
     Total                               $ 461.7      $ 473.7
                                         =======      =======

Other current liabilities:
  Prepaid amounts on forwarded traffic   $  75.4      $  74.0
  Interest payable                          14.9         19.4
  Nonpension postretirement
    obligation (Note 13)                    20.0         --
  Postemployment obligation                  4.0         --
  Other                                      0.4          1.1
                                         -------      -------
     Total                               $ 114.7      $  94.5
                                         =======      =======

8.  Debt

Short-Term Debt
- ---------------
    Short-term debt consists of $27.2 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


8.  Debt (continued)

Long-Term Debt
- --------------
                                                December 31,
                                             -----------------
                                              1993      1992
                                             -------   -------
                                           (In millions of dollars)
Equipment obligations at an
  average rate of 8.2% maturing to 2008      $ 521.8   $ 558.2
Mortgage bonds at an average
  rate of 4.6% maturing to 2003                 74.4      96.3
Other debt at an average rate
  of 5.4% maturing to 2015                       6.6      56.5
Capitalized leases at an average
  rate of 9.7% maturing to 1995                  2.1       3.5
                                             -------   -------
     Total long-term debt                      604.9     714.5
                                             -------   -------
     Less:  Current maturities                 107.5      76.6
                                             -------   -------
     Long-term debt less current maturities  $ 497.4   $ 637.9
                                             =======   =======

   Long-term debt matures as follows:
   1995                                      $  63.3
   1996                                         70.5
   1997                                         37.4
   1998                                         37.6
   1999 and subsequent years                   288.6
                                             -------
     Total                                   $ 497.4
                                             =======

   A substantial portion of NS Rail's properties and certain investments in affiliated companies are pledged as collateral for much of the secured debt.

Fair Values
- -----------
   The carrying value of short-term debt approximates fair value. The fair value of long-term debt, including current maturities, approximated $670 million at December 31, 1993. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


9.  Lease Commitments

   NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum operating lease payments under long-term leases at December 31, 1993, were as follows:

                                        Operating Lease
                                          Commitments
                                        ---------------
                                    (In millions of dollars)
               1994                        $  33.4
               1995                           33.0
               1996                           30.3
               1997                           29.2
               1998                           25.8
               1999 and subsequent years     494.3
                                           -------
                    Total                  $ 646.0
                                           =======

Operating Lease Expense
- -----------------------
                               1993      1992      1991
                              -------   -------   -------
                                (In millions of dollars)
Minimum rents                 $  33.5   $  29.2   $  25.6
Contingent rents                 36.1      42.5      46.6
                              -------   -------   -------
          Total               $  69.6   $  71.7   $  72.2
                              =======   =======   =======

   Among NS Rail's leased properties are approximately 300 miles of road in North Carolina. The leases expire in 1994, and NS Rail is discussing renewals with the lessor (see also page 5).

10.  Other Liabilities
                                          December 31,
                                         1993      1992
                                        -------   -------
                                     (In millions of dollars)
Casualty and other claims               $ 277.7   $ 277.4
Net pension obligation (Note 12)           98.3      58.4
Nonpension postretirement
  obligation (Note 13)                    286.1      --
Other liabilities                         283.2     315.9
                                        -------   -------
      Total                             $ 945.3   $ 651.7
                                        =======   =======

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


11.  Stock

Preferred
- ---------
   There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends and other preferences as deemed appropriate at the time of issuance. At December 31, 1993 and 1992, 1,197,027 and 1,197,131 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 and 1,097,011 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
   On June 2, 1989, NS announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. NS had purchased 77,626 shares at a total cost of approximately $2.7 million as of December 31, 1993. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year end 1993 and 1992, NS held 77,721 shares and 75,721 shares, respectively.

Preference
- ----------
   There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
- ------
   There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owns all 16,668,997 shares issued and outstanding at December 31, 1993 and 1992.

12.  Pension Plans

   NS Rail's defined benefit pension plans, which principally cover salaried employees, are part of NS' retirement plans. Pension benefits are based primarily on years of creditable service with NS and its participating subsidiary companies and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Assets in the plans consist mainly of common stocks. The following data relate principally to NS Rail's portion of the combined NS plans, since no separate NS Rail data are available.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


12.  Pension Plans (continued)

Pension Cost (Benefit) Components
- ---------------------------------
                                    1993      1992      1991
                                   -------   -------   -------
                                    (In millions of dollars)
Service cost-benefits
  earned during the year           $  10.7   $  10.8   $   9.8
Interest cost on projected
  benefit obligation                  58.6      57.5      57.5
Actual return on
  assets in plans                   (105.6)    (68.6)   (208.7)
Net amortization and deferral         27.9      (7.0)    138.8
                                   -------   -------   -------
     Net pension benefit           $  (8.4)  $  (7.3)  $  (2.6)
                                   =======   =======   =======

   Pension cost is determined based on an actuarial valuation which reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

                                     1993      1992      1991
                                     ----      ----      ----
Discount rate for determining
  funded status                      7.25%     8.25%      8%
Future salary increases              6%        6%         6%
Return on assets in plans            9%        9%         9%

   The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:

                                                   December 31,
                                                  1993      1992
                                                 -------   -------
                                             (In millions of dollars)
Actuarial present value of benefit obligations:
   Vested benefits                               $ 754.9   $ 644.2
   Nonvested benefits                               --         0.1
                                                 -------   -------
       Accumulated benefit obligation              754.9     644.3
   Effect of expected future salary increases      108.7      96.2
                                                 -------   -------
       Projected benefit obligation                863.6     740.5
Fair value of assets in plans                      923.4     891.3
                                                 -------   -------
       Funded status                                59.8     150.8

Unrecognized initial net asset                     (51.1)    (60.1)
Unrecognized gain                                 (116.1)   (159.4)
Unrecognized prior service cost                      9.1      10.3
                                                 -------   -------
       Net pension liability
         included in the balance sheets          $ (98.3)  $ (58.4)
                                                 =======   =======

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


12.  Pension Plans (continued)

Early Retirement Program
- ------------------------
   During 1993, NS Rail completed a voluntary early retirement program for salaried employees that resulted in a $42.4 million charge in compensation and benefits expense. The principal benefit for those who participated in the program was enhanced pension benefits which are reflected in the accumulated benefit obligation at December 31, 1993.

Transfer of Pension Plan Assets
- -------------------------------
   During 1991, the NS Retirement Plan was amended to establish a Section 401(h) account for the purpose of transferring a portion of pension plan assets in excess of the projected actuarial liability to fund current-year medical payments for retirees. In December 1993, 1992 and 1991, $13.0 million, $15.0 million and $14.5 million, respectively, were transferred from this account to reimburse NS for such payments. NS contributed equal amounts to a Voluntary Employee Beneficiary Association account in those years to fund future benefit costs for retirees (see
Note 13).

401(k) Plan
- -----------
   NS Rail provides a 401(k) savings plan for salaried employees. Under the plan, NS Rail matches a portion of the employee contributions, subject to applicable limitations. NS Rail's expenses under this plan were $5.1 million, $4.7 million and $4.4 million in 1993, 1992 and 1991, respectively.

13.  Postretirement Benefits Other Than Pensions

   NS Rail provides specified health care and death benefits to eligible retired employees, principally salaried employees. Under the present plans, which may be amended or terminated at NS Rail's option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS Rail prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement. NS Rail continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS Rail established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees (see "Transfer of Pension Plan Assets" in Note 12).

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


13.  Postretirement Benefits Other Than Pensions (continued)

   The following table sets forth these plans' total accumulated postretirement benefit obligation reconciled with the accrued postretirement benefit obligation:

                                                  December 31, 1993
                                                ---------------------
                                                Health Care   Death
                                                 Benefits    Benefits
                                                -----------  --------
                                              (In millions of dollars)
Accumulated postretirement benefit
 obligation:
  Retirees                                        $ 169.2    $  83.3
  Fully eligible active plan participants            25.4        8.4
  Other active plan participants                    116.8       16.3
                                                  -------    -------
      Total                                         311.4      108.0
  Plan assets at fair value                          44.5       --
                                                  -------    -------
      Funded status                                (266.9)    (108.0)

Unrecognized loss                                    51.3       17.5
                                                  -------    -------
      Accrued postretirement benefit obligation   $(215.6)   $ (90.5)
                                                  =======    =======

   A summary of the postretirement benefit cost follows:

                                                         1993
                                                ---------------------
                                                Health Care   Death
                                                 Benefits    Benefits
                                                -----------  --------
                                              (In millions of dollars)
Service cost-benefits attributable to service
  during the year                                 $   5.8    $   0.6
Interest cost on accumulated postretirement
 benefit obligation                                  20.4        6.6
Actual return on plan assets                         (1.9)      --
Net amortization and deferral                        (0.7)      --
                                                  -------    -------
      Net periodic postretirement benefit cost    $  23.6    $   7.2
                                                  =======    =======

   For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1993; the rate was assumed to decrease gradually to an ultimate rate of 6% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by about $53 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year 1993 by about $4.7 million.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


13.  Postretirement Benefits Other Than Pensions (continued)

   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%. A 6% salary increase assumption was used for death benefits based on salary at the time of retirement.
   The VEBA trust holding the plan assets is not expected to be subject to federal income taxes as the assets are invested entirely in trust-owned life insurance. The long-term rate of return on plan assets, as determined by the growth in cash surrender value of the life insurance policies, is expected to be 9%.
   Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $6.4 million, $6.2 million and $6.2 million in 1993, 1992 and 1991, respectively.

14.  Special Charge in 1991 and Subsequent Partial Reversal in 1993

   Included in 1991 results was a $483 million special charge for labor force reductions and asset write-downs. The special charge reduced net income by $303 million. The principal components of the special charge were as follows:

Labor
- -----
   Significant new labor agreements were reached late in 1991 following a Presidential Emergency Board's recommendations that railroads be permitted to modify long-standing unproductive work rules. The principal feature of the new agreements concerned a change in crew consist (the required number of crew members on a train) from four to two members to be implemented over a five-year period across most of NS Rail's system. Surplus employees whose positions were eliminated as a result of the restructured crew size are entitled to protective pay and may be offered voluntary separation incentives. Related to crew-consist changes, separate agreements were reached concerning the buy out of certain productivity funds (payments to train service employees whenever a train operates with a reduced crew). The labor portion of the special charge amounted to $450 million and represented the estimated costs of achieving the productivity gains provided by these new agreements.

Property
- --------
   The property portion of the special charge, which amounted to $33 million, was for marginally productive railroad property that was scheduled for sale or abandonment.

Special Charge Reversal
- -----------------------
   Based on NS Rail's success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million and was reflected as a credit in compensation and benefits expenses. The principal factor contributing to the reversal was that, in 1993, agreement on terms for certain further labor savings could not be reached. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


15.  Norfolk and Western Railway Company and Subsidiaries (NW)--
     Summarized Consolidated Financial Information

   NW is operated as an integral part of NS Rail. Revenues are allocated to NW based on actual traffic movements as determined by revenue ton miles within market groups. Expenses are allocated to NW based on criteria considered appropriate for the type of expense. The costs of functions performed by NS, the parent holding company of NS Rail, are also allocated to its rail operating subsidiaries.

Summarized Consolidated Statements of Income
- --------------------------------------------
                                            Years Ended December 31,
                                         ------------------------------
                                           1993       1992       1991*
                                         --------   --------   --------
                                             (In millions of dollars)
Railway operating revenues               $1,853.6   $1,925.0   $1,862.4
Railway operating expenses                1,414.5    1,402.7    1,609.5
                                         --------   --------   --------
       Income from railway operations       439.1      522.3      252.9
Other-net                                    36.5       24.4       31.1
                                         --------   --------   --------
       Income before income taxes and
         cumulative effects of
         accounting changes                 475.6      546.7      284.0

Provision for income taxes:
  Income taxes                              181.1      194.8       97.4
  Adjustment of net deferred tax
    liability for federal rate increase      23.7      --         --
                                         --------   --------   --------
       Total income taxes                   204.8      194.8       97.4
                                         --------   --------   --------
       Income before accounting changes     270.8      351.9      186.6

Cumulative effects on years
  prior to 1993 of changes in
  accounting principles for:
    Income taxes                            207.3      --         --
    Postretirement benefits
      other than pensions;
      and postemployment
      benefits - net of taxes              (115.7)     --         --
                                         --------   --------   --------
     Net income                          $  362.4   $  351.9   $  186.6
                                         ========   ========   ========

* Included in 1991 results is a $212 million special charge for labor force reductions and asset write-downs. The special charge reduced
   NW's net income by $133 million (see Note 14, "Special Charge").

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


15.  Norfolk and Western Railway Company and Subsidiaries (NW)--
     Summarized Consolidated Financial Information (continued)

Summarized Consolidated Balance Sheets
- --------------------------------------
                                             As of December 31,
                                             -------------------
                                               1993       1992
                                             --------   --------
                                           (In millions of dollars)
Assets
  Current assets                             $  703.1   $  602.3
  Noncurrent assets                           3,860.9    3,743.5
                                             --------   --------
     Total assets                            $4,564.0   $4,345.8
                                             ========   ========

Liabilities and Stockholder's Equity
  Current liabilities                           313.0      274.7
  Noncurrent liabilities                      1,482.7    1,522.1
  Stockholder's equity                        2,768.3    2,549.0
                                             --------   --------
        Total liabilities and
          stockholder's equity               $4,564.0   $4,345.8
                                             ========   ========

16.  Contingencies

Lawsuits
- --------
   Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that ultimate liability will not materially affect the consolidated financial position of NS Rail.

Debt Guarantees
- ---------------
     As of December 31, 1993, NS Rail and certain subsidiaries are contingently liable as guarantors with respect to $37 million of indebtedness of related entities.

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


16.  Contingencies (continued)

Environmental Matters
- ---------------------
   NS Rail is subject to various jurisdictions' environmental laws and regulations. NS Rail and certain subsidiaries have received notices from the Environmental Protection Agency that they are potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which generally imposes joint and several liability for cleanup costs. State agencies also have notified NS Rail and certain subsidiaries that they may be potentially responsible for environmental damages, and in several instances they have agreed voluntarily to initiate cleanup.
   For CERCLA sites and all other known environmental incidents where loss or liability is probable, NS Rail has recorded an estimated liability. The amount of that liability, which includes estimated costs of remediation (and any associated restoration) on a site-by-site basis, is expected to be paid over several years. Claims, if any, against third parties for recovery of remediation costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers perform ongoing analyses of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are recorded. NS Rail also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
   Estimates of a company's potential financial exposure even for known environmental claims or incidents are necessarily imprecise because of the widely varying costs of available remediation techniques, the difficulty of determining in advance the nature and extent of contamination and each potential participant's share of an estimated loss, and evolving statutory and regulatory standards governing liability.
   The risk of incurring environmental liability--for acts and omissions, both past and current--is inherent in railroad operations. Moreover, some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries have land holdings that may be leased (and operated by others) or held for sale. Because certain conditions may exist on these properties for which NS Rail ultimately may bear some financial responsibility, there can be no assurance that NS Rail will not incur liabilities or costs, the amount of and materiality of which, to a single accounting period or in the aggregate, cannot be estimated reliably now, related to environmental problems that are latent or undiscovered.
   However, based on its assessments of the facts and circumstances now known and after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which the Company is aware.

                      INDEPENDENT AUDITORS' REPORT








The Stockholders and Board of Directors
Norfolk Southern Railway Company:

We have audited the consolidated financial statements of Norfolk Southern Railway Company and subsidiaries (a majority-owned subsidiary of Norfolk Southern Corporation) as listed in Item 8. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in Item 14(a)1. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its methods of accounting in 1993 by adopting the provisions of the Financial Accounting Standards Board's Statement 109, Accounting for Income Taxes; Statement 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and Statement 112, Employers' Accounting for Postemployment Benefits.



                             /s/ KPMG Peat Marwick



Norfolk, Virginia
January 25, 1994, except as to Note 11, which is as of March 3, 1994

             SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------

                                                         Schedule I

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                Marketable Securities - Other Investments
                            December 31, 1993
                        (In millions of dollars)

                                                       Amount at which
                                                        each portfolio
                                          Market      of equity security
     Name of                             value of     issues & each other
    issuer and                 Cost     each issue      security issue
     title of                 of each   at balance      carried in the
    each issue                 issue    sheet date       balance sheet
    ----------                -------   ----------    -------------------
Cash Equivalents and
Short-Term Investments:
  U.S. Gov't Securities       $  28.6   $  28.6 (1)         $  28.6
  Other Gov't Securities         47.3      47.3 (1)            47.3
  All Other                     103.1     103.1 (1)           103.1
                              -------   -------             -------

   Total Cash Equivalents
     and Short-Term
     Investments              $ 179.0   $ 179.0             $ 179.0 (2)
                              =======   =======             =======

Long-Term Investments
  and Advances:

  NS Common Stock
    (7,252,634 shares)        $  20.6   $ 511.3             $  20.6

  Advances to NS                202.1                         202.1
  Corporate Owned Life
    Insurance (3)               118.5                         118.5
  All other                      21.0                          21.0
                              -------                       -------

     Total Long-Term
       Investments and
       Advances               $ 362.2                       $ 362.2
                              =======                       =======

(1)  Cost of each issue approximates market value.
(2) Total Cash Equivalents and Short-Term Investments is more than the sum of "Cash and cash equivalents" and "Short-term investments" in the balance sheets principally due to checks issued and outstanding.
(3) Corporate Owned Life Insurance represents $725.7 million of cash surrender value net of $607.2 million of policy loans.

                                                         Schedule V

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                      Property, Plant and Equipment
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

  Col. A             Col. B     Col. C      Col. D      Col. E       Col. F
  ------             ------     ------      ------      ------       ------
                    Balance                              Other       Balance
                   beginning   Additions    Retire-   changes add    at end
Classification      of year     at Cost      ments    or (deduct)    of year
- --------------     ---------   ---------    -------   -----------    -------
Year 1991:
 Road              $ 6,984.0    $392.8      $179.2    $  (2.2) (1)  $ 7,195.4
 Equipment           4,110.9     193.1       149.6       33.2  (1)    4,187.6
 Other property        157.4      77.2        (0.5)      --             235.1
                   ---------    ------      ------    -------       ---------
 Total             $11,252.3    $663.1 (2)  $328.3    $  31.0       $11,618.1
                   =========    ======      ======    =======       =========

Year 1992:
 Road              $ 7,195.4    $425.1      $186.5    $   0.6  (3)  $ 7,434.6
 Equipment           4,187.6     187.8       128.0       --           4,247.4
 Other property        235.1       4.2        (0.2)      --             239.5
                   ---------    ------      ------    -------       ---------
 Total             $11,618.1    $617.1      $314.3    $   0.6       $11,921.5
                   =========    ======      ======    =======       =========

Year 1993:
 Road              $ 7,434.6    $411.0      $138.9    $ (15.7) (4)  $ 7,691.0
 Equipment           4,247.4     218.1       146.5       12.1  (4)    4,331.1
 Other property        239.5       0.1         4.0     (169.5) (4)       66.1
                   ---------    ------      ------    -------       ---------
 Total             $11,921.5    $629.2 (4)  $289.4    $(173.1)      $12,088.2
                   =========    ======      ======    =======       =========

(1) Transfer of a railroad equipment leasing subsidiary from NS to Norfolk Southern Railway, $33.2 million; decrease in track work in progress, $2.2 million.

(2)  Includes noncash property acquisitions of $10.6 million in 1991
     (see Note 6 of Notes to Consolidated Financial Statements on page 64).

(3)  Increase in track work in progress, $0.6 million.

(4) Transfer of nonrailroad subsidiaries from Norfolk Southern Railway to NS (see Note 2 of Notes to Consolidated Financial Statements on page 58), $185.8 million; increase in track work in progress, $0.6 million; transfer of highway revenue equipment from North
     American Van Lines, Inc. (NAVL) to Norfolk Southern Railway,
     $12.1 million.

                                                         Schedule VI

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
          Accumulated Depreciation, Depletion and Amortization
                     of Property, Plant and Equipment
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

   Col. A            Col. B      Col. C       Col. D      Col. E      Col. F
   ------            ------      ------       ------      ------      ------
                    Balance    Add chrg.                  Other       Balance
                   beginning   to costs       Retire-   changes add   at end
Classification      of year    or expense (1)  ments    or (deduct)   of year
- --------------     ---------   ----------     -------   -----------   -------
Year 1991:
 Road              $1,784.1     $162.3        $166.2    $ 151.3  (2)  $1,931.5
 Equipment          1,799.8      156.4         120.1     (107.3) (2)   1,728.8
 Other property        19.9        1.0           0.2       --             20.7
                   --------     ------        ------    -------       --------
 Total             $3,603.8     $319.7        $286.5    $  44.0       $3,681.0
                   ========     ======        ======    =======       ========

Year 1992:
 Road              $1,931.5     $172.4        $171.4    $  30.7  (3)  $1,963.2
 Equipment          1,728.8      159.7         114.0      (30.7) (3)   1,743.8
 Other property        20.7        1.0           1.5       --             20.2
                   --------     ------        ------    -------       --------
 Total             $3,681.0     $333.1        $286.9    $  --         $3,727.2
                   ========     ======        ======    =======       ========

Year 1993:
 Road              $1,963.2     $180.8        $128.0    $  (5.6) (4)  $2,010.4
 Equipment          1,743.8      167.1         113.1        9.6  (4)   1,807.4
 Other property        20.2        0.8           2.3       (8.6) (4)      10.1
                   --------     ------        ------    -------       --------
 Total             $3,727.2     $348.7        $243.4    $  (4.6)      $3,827.9
                   ========     ======        ======    =======       ========

(1) See Note 1 of Notes to Consolidated Financial Statements on page 56 for methods and average rates used to compute depreciation.

(2) Transfer of excess reserves from Equipment to Road as a result of depreciation studies, $115.6 million; transfer of a railroad equipment leasing subsidiary from NS to Norfolk Southern Railway, $11.2 million;
     the special charge (see Note 14 of Notes to Consolidated Financial
     Statements on page 72) increased accumulated depreciation to reflect the impaired value of certain fixed assets, $32.8 million;
     reclassification of shop machinery depreciation from Equipment to Road, $2.9 million.

(3) Transfer of excess reserves from Equipment to Road as a result of depreciation studies, $28.0 million; reclassification of shop machinery depreciation from Equipment to Road, $2.7 million.

(4) Transfer of nonrailroad subsidiaries from Norfolk Southern Railway to NS, $16.7 million (see Note 2 of Notes to Consolidated Financial
     Statements on page 58); reclassification of shop machinery depreciation from Equipment to Road, $2.5 million; transfer of reserve related to highway revenue equipment transferred from NAVL to Norfolk Southern
     Railway, $12.1 million.

                                                         Schedule VII

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                Guarantees of Securities of Other Issuers
                            December 31, 1993
                        (In millions of dollars)



                                                       Total       Amount in
  Name of issuer of                                    amount      treasury of
securities guaranteed                                guaranteed    issuer of
 by person for which   Title of issue of each class    and         securities
  statement is filed     of securities guaranteed   outstanding(1) guaranteed
- ---------------------- ---------------------------- -----------    -----------
Terminal Railroad      Refunding and Improvement    $  7.8 (2)     $  0.1 (4)
  Association of       Mortgage 4% Bonds, Series
  St. Louis            "C," due 7/1/2019.

Triple Crown Services  Triple Crown Services        $ 29.2 (3)     $  --
  Company              Equipment Trust Certificates,
                       Series 1993




(1) None of these securities is owned by NS Rail.

(2) Nature of guarantee:  Principal and annual interest of $0.3 million.
    There were no defaults by the issuer of securities.

(3) Nature of guarantee:  Principal and annual interest at 5.82%.
    There were no defaults by the issuer of securities.

(4) The amount shown is not included in "Total Amount Guaranteed and Outstanding."

                                                         Schedule VIII

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning              Other                Ending
Year ended December 31, 1991  Balance  Expenses    Accounts   Deductions Balance
- ---------------------------- --------- --------    --------   ---------- -------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3    $ --       $ --       $ --        $  0.3

Casualty and other claims
 included in other
 liabilities                  $216.9    $127.0     $  3.4 (1) $102.1 (2)  $245.2
Current portion of casualty
 and other claims included
 in accounts payable          $175.5    $  7.4     $116.8 (1) $133.0 (3)  $166.7

Year ended December 31, 1992
- ----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3    $ --       $ --       $ --        $  0.3

Casualty and other claims
 included in other
 liabilities                  $245.2    $105.0     $  3.9 (1) $ 76.7 (2)  $277.4
Current portion of casualty
 and other claims included
 in accounts payable          $166.7    $  3.6     $117.5 (1) $142.9 (3)  $144.9

Year ended December 31, 1993
- ----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3    $ --       $ --       $  0.3      $ --

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $ --      $  2.0     $ --       $ --        $  2.0
Casualty and other claims
 included in other
 liabilities                  $277.4    $100.0     $  2.9 (1) $102.6 (2)  $277.7
Current portion of casualty
 and other claims included
 in accounts payable          $144.9    $  9.1     $125.0 (1) $133.2 (3)  $145.8

(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.
(2)  Payments and reclassifications to/from accounts payable.
(3)  Payments and reclassifications to/from other liabilities.

                                                       Schedule IX


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                          Short-Term Borrowings
              Years Ended December 31, 1991, 1992 and 1993
                        (In millions of dollars)

   Col. A          Col. B     Col. C     Col. D       Col. E       Col. F
   ------          ------     ------     ------       ------       ------
                                         Maximum                  Weighted
                             Weighted    Amount       Average     Average
                   Balance   Average   Outstanding    Amount      Interest
 Category of       at end    Interest    During     Outstanding     Rate
  Borrowing        of year     Rate       Year      During Year  During Year
- -------------     ---------  --------  -----------  -----------  -----------
1991:

Revenue Refunding
  Bonds            $ 27.2     6.1%       $ 27.2       $ 27.2        4.2%

1992:

Revenue Refunding
  Bonds            $ 27.2     4.4%       $ 27.2       $ 27.2        2.6%

1993:

Revenue Refunding
  Bonds            $ 27.2     3.4%       $ 27.2       $ 27.2        2.3%










The average amount outstanding was determined based on the daily outstanding amounts.

The weighted average interest rate during the year was computed based on the number of days actual rates were outstanding.

                                                         Schedule X

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
               Supplementary Income Statement Information
              Years Ended December 31, 1993, 1992 and 1991
                        (In millions of dollars)


                                          Charged to Expenses
                                   --------------------------------
Item                                  1993       1992       1991
- ----                                  ----       ----       ----
Maintenance and repairs expense,
 included in:
  Railway operating expenses:
   Compensation and benefits        $ 422.0    $ 401.6    $ 389.9
   Material, services and rents       330.7      340.8      306.4
   Casualties and other claims         58.3       63.5       68.2
   Other                               18.2       17.7       16.8
                                    -------    -------    -------
       Total maintenance and
         repairs expense            $ 829.2    $ 823.6    $ 781.3
                                    =======    =======    =======

Depreciation expense, included in:
  Railway operating expenses        $ 347.9    $ 332.1    $ 318.7
  Other income - net                    0.8        1.0        1.0
                                    -------    -------    -------
       Total depreciation expense   $ 348.7    $ 333.1    $ 319.7
                                    =======    =======    =======

Taxes other than payroll and
 income taxes, principally
 included in other railway
 operating expenses:
  Property taxes                    $  47.4    $  54.8    $  59.6
  Other taxes                          22.9       23.3       29.1
                                    -------    -------    -------
       Total taxes other than
         payroll and income taxes   $  70.3    $  78.1    $  88.7
                                    =======    =======    =======




All other "supplementary income statement" items have been omitted as the required information is either not applicable or the amounts do not exceed 1 percent of consolidated operating revenues.

                              EXHIBIT INDEX
                              -------------
Electronic
Submission
Exhibit
Number                   Description                     Page Number
- ---------- --------------------------------------------  -----------

  21
           Subsidiaries of Norfolk Southern Railway.        85