Form 10-Q
period 1994-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1994-05-12
CIK 92275

PAGE 1

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ----------------------------

                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                               53-6002016
- ----------------------------------------  ----------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


        Three Commercial Place
           Norfolk, Virginia                          23510-2191
- ----------------------------------------  ----------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code      (804) 629-2682
                                                       -------------------

                                  No Change
- ----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X    Yes        No
                                                ------     ------
The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of April 30, 1994
                -----                 --------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX


                                                                    Page
                                                                    ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months Ended March 31, 1994 and 1993           3

                  Consolidated Balance Sheets
                  March 31, 1994 and December 31, 1993                 4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1994 and 1993           5

                  Notes to Consolidated Financial Statements        6-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    11-13

PartII. Other Information:

        Item 1.   Legal Proceedings                                   14

        Item 6.   Exhibits and Reports on Form 8-K                    14

Signatures                                                            15

                       PART I.  FINANCIAL INFORMATION
                       -------------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1994       1993
                                                       --------   --------
RAILWAY OPERATING REVENUES:
 Coal                                                  $  304.9   $  291.6
 Merchandise                                              609.4      587.2
 Other                                                     28.0       32.0
                                                       --------   --------
     Total railway operating revenues                     942.3      910.8
                                                       --------   --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits                                351.4      350.3
 Materials, services and rents                            163.4      157.9
 Depreciation                                              88.7       85.2
 Diesel fuel                                               45.7       44.8
 Casualties and other claims                               29.1       30.4
 Other                                                     37.5       34.8
                                                       --------   --------
     Total railway operating expenses                     715.8      703.4
                                                       --------   --------
     Income from railway operations                       226.5      207.4

Other income (expense):
 Interest income                                            6.1        4.8
 Interest expense on debt                                  (6.7)     (10.1)
 Other-net                                                  9.1       31.0
                                                       --------   --------
     Total other income (expense)                           8.5       25.7
                                                       --------   --------
     Income before income taxes and cumulative
       effects of accounting changes                      235.0      233.1

Provision for income taxes                                 82.8       85.6
                                                       --------   --------
     Income before accounting changes                     152.2      147.5

Cumulative effects on years prior to 1993 of changes
 in accounting principles (Note 4) for:
   Income taxes                                           --         470.4
   Postretirement benefits other than pensions; and
     postemployment benefits - net of taxes               --        (222.6)
                                                       --------   --------
     NET INCOME                                        $  152.2   $  395.3
                                                       ========   ========

See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)
                                                 March 31,    December 31,
                                                   1994           1993
                                                ----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    66.1      $     2.3
 Short-term investments (Note 4)                     99.8          149.7
 Accounts receivable - net                          538.6          522.9
 Due from NS (Note 3)                               173.3          118.1
 Materials and supplies                              67.8           65.9
 Deferred income taxes                               90.0           88.8
 Other current assets                               293.9          282.2
                                                ---------      ---------
     Total current assets                         1,329.5        1,229.9

Investments and advances (Notes 3 and 4)            814.4          362.2
Properties less accumulated depreciation          8,302.9        8,260.3
Other assets                                         19.0           20.6
                                                ---------      ---------
     TOTAL ASSETS                               $10,465.8      $ 9,873.0
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   460.0          461.7
 Income and other taxes                             204.9          141.3
 Due to NS (Note 3)                                 114.0          112.6
 Other current liabilities                          129.2          114.7
 Current maturities of long-term debt               112.4          107.5
                                                ---------      ---------
     Total current liabilities                    1,047.7          965.0

Long-term debt (Note 3)                             500.8          497.4
Other liabilities                                   913.9          945.3
Minority interests                                    2.3            2.2

Deferred income taxes - net (Note 4)              2,461.9        2,278.2
                                                ---------      ---------
     TOTAL LIABILITIES                            4,926.6        4,688.1
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      515.0          515.0
 Retained income                                  4,529.9        4,448.4
 Unrealized gain on marketable
   securities, net of tax (Note 4)                  272.8           --
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,539.2        5,184.9
                                                ---------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $10,465.8      $ 9,873.0
                                                =========      =========

See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                          1994       1993
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 152.2    $ 395.3
 Reconciliation of net income to net cash
   provided by (used in) operating activities:
     Net cumulative effects of changes in accounting
       principles                                          --       (247.8)
     Special charge payments                              (23.8)      (7.2)
     Depreciation                                          88.9       85.4
     Deferred income taxes                                  5.6        2.9
     Nonoperating gains and losses on properties           (0.6)     (26.6)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (15.7)     (16.5)
         Materials and supplies                            (1.9)      (6.5)
         Other current assets                               5.3       11.4
         Current liabilities other than debt
           and amounts due to NS                           59.3       25.3
         Other - net                                       (6.2)       4.9
                                                        -------    -------
            Net cash provided by operating activities     263.1      220.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (136.4)    (136.6)
 Property sales and other transactions                      5.5       29.2
 Investment purchases                                      (4.1)     (20.1)
 Investment sales and other transactions                    0.3        0.5
 Short-term advances and note - NS                        (53.8)       5.5
 Short-term investments - net                              51.6       (3.6)
                                                        -------    -------
            Net cash used in investing activities        (136.9)    (125.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                (70.7)     (67.1)
 Long-term debt issued                                     22.0       --
 Repayments of long-term debt                             (13.7)     (17.4)
                                                        -------    -------
            Net cash used in financing activities         (62.4)     (84.5)
                                                        -------    -------
            Net increase in cash and cash equivalents      63.8       11.0

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       2.3       11.5
                                                        -------    -------
 At end of period                                       $  66.1    $  22.5
                                                        =======    =======
- ----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  11.7    $  13.7
   Income taxes                                         $   6.2    $  34.6

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1993 in the matters as discussed in NOTE 16, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1993, Notes to Consolidated Financial Statements, beginning on page 74. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Rail Annual Report on Form 10-K for 1993, and in
   Part II, Item 1 - Legal Proceedings, of this Form 10-Q.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to its rail operating subsidiaries. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   INTERCOMPANY ACCOUNTS
   ---------------------
                                       March 31, 1994    December 31, 1993
                                       --------------    -----------------
      Due from NS:
        Short-term advances                $ 173.3            $ 118.1
        Long-term advances included in
          investments and advances           202.1              202.1
      Due to NS:
        Short-term note                      114.0              112.6
        Long-term note included in
          long-term debt                      22.0               --

   Interest is applied to short-term advances at the average NS yield on short-term investments. Interest on long-term advances and on the short-term and long-term notes payable are at varying, specified rates.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 1994 and December 31, 1993, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $175.1 million.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


3. Related Parties (continued)

   CASH REQUIRED FOR NS SHARE PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, NS financed some purchases with proceeds from the sale of NS commercial paper notes. As of March 31, 1994, and December 31, 1993, NS had recorded $521.4 million and $521.8 million, respectively, of notes under this program. Additionally, under a registration statement filed with the Securities and Exchange Commission covering the issuance of unsecured debt securities in an aggregate principal amount of up to $750 million, NS has issued long-term debt in part to repay portions of the commercial paper notes and to fund additional share purchases. As of March 31, 1994, NS had outstanding $500 million of long-term debt under this registration. Since the first purchases in December 1987 through March 31, 1994, NS has purchased and retired 54,235,600 shares of its common stock under these programs. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may also be issued for general corporate purposes, also will come principally from NS Rail.

   TRANSFER OF SUBSIDIARY IN 1993
   ------------------------------
   In April 1993, NS Rail transferred to NS its $104.7 million equity interest in a subsidiary company. This company, along with its wholly owned subsidiaries, consists primarily of nonrail real estate assets (although some rail assets were also involved). The transfer was accounted for as a reduction of NS Rail's retained earnings, representing the book value of the net assets of the companies transferred.

4. Required Accounting Changes

   1994
   ----
   Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires corporations to change the method of reporting for investments in debt and certain equity securities from lower of cost or market to classifying and accounting for such investments in one of three categories: "trading," "available for sale" or "held to maturity." The carrying value and timing of gain/loss realization is dependent upon the categorization of the investment.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


4. Required Accounting Changes (continued)

   Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at March 31, 1994, as follows:
                                                 Gross
                                               Unrealized
                                     Cost     Holding Gains     Fair Value
                                     ----     -------------     ----------
      Short-term securities,
        principally U.S. Treasury
        securities                  $ 98.1       $  1.7           $ 99.8

      Equity securities -
        7.3 million shares
        of NS stock                   20.6        448.1            468.7

   This reporting change, which had no income statement effect, was responsible for the large increase in "Investments and advances" in the Consolidated Balance Sheet at March 31, 1994. Carrying value adjustments, which are noncash transactions, are not included in the Consolidated Statement of Cash Flows. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at March 31, 1994, net of related deferred taxes of $177.0 million, is reflected as a separate component of stockholders' equity in the Consolidated Balance Sheet at March 31, 1994.

   Total gross unrealized holding gains from the implementation date of January 1, 1994, through March 31, 1994, declined $43.4 million. The reduced gains primarily reflect the change in NS stock price from $70-1/2/share at December 31, 1993, to $64-5/8/share at March 31, 1994.
   Stockholders' equity for the quarter decreased $26.3 million as a result.

   1993
   ----
   Effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effects for years prior to 1993 of adopting SFAS 106 and SFAS 112 increased first quarter 1993 pretax expenses $336.3 million ($208.4 million after-tax), and $22.8 million ($14.2 million after-tax), respectively.

   Also effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The cumulative effect on years prior to 1993 of adopting
   SFAS 109 increased first quarter 1993 net income by $470.4 million.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1994      1993
                                                  --------  --------
                                                     (Unaudited)
      Railway operating revenues                  $ 455.9   $ 454.1
      Railway operating expenses                    354.7     346.5
                                                  -------   -------
          Income from operations                    101.2     107.6

      Other-net                                      13.4      25.2
                                                  -------   -------
          Income before income taxes and
            cumulative effects of accounting
            changes                                 114.6     132.8

      Provision for income taxes                     37.8      48.9
                                                  -------   -------
          Income before accounting changes           76.8      83.9
                                                  -------   -------
      Cumulative effects on years prior to 1993
       of changes in accounting principles for:
          Income taxes                               --       207.3
          Postretirement benefits other than
            pensions; and postemployment
            benefits - net of taxes                  --      (115.7)
                                                  -------   -------
          Net income                              $  76.8   $ 175.5
                                                  =======   =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
                                             March 31,    December 31,
                                               1994          1993
                                            -----------   ------------
                                                   (Unaudited)
   Assets
     Current assets                          $   788.8      $   703.1
     Noncurrent assets                         3,930.4        3,860.9
                                             ---------      ---------
         Total assets                        $ 4,719.2      $ 4,564.0
                                             =========      =========
   Liabilities and stockholder's equity
     Current liabilities                     $   344.7      $   313.0
     Noncurrent liabilities                    1,523.3        1,482.7
     Stockholder's equity                      2,851.2        2,768.3
                                             ---------      ---------
         Total liabilities and
           stockholder's equity              $ 4,719.2      $ 4,564.0
                                             =========      =========

   Effective January 1, 1994, NW adopted Statement of Financial
   Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). See Note 4 for a discussion of this new accounting pronouncement. The effect on NW, which was principally comprised of unrealized gain on its investments in NS stock, increased Investments (noncurrent assets) by $50.1 million, Short-term investments (current assets) by $1.8 million, Deferred taxes (noncurrent liabilities) by $19.4 million, and Stockholder's equity by $32.5 million.

   Effective January 1, 1993, NW adopted Statement of Financial
   Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). See Note 4 for a discussion of these pronouncements. See NW's 1993 Consolidated Statement of Income for the cumulative effects of these changes.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
Net income increased $4.7 million, or 3 percent, in first quarter 1994 when compared with the same period last year, excluding one-time cumulative accounting adjustments in 1993 (see Note 4).

Railway Operating Revenues
- --------------------------
First quarter railway operating revenues increased $31.5 million, or 3 percent, when compared with the same period last year.

This change in operating revenues was due to:

                                               First Quarter
                                               1994 vs. 1993
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)
     Traffic volume (carloads)                    $  38.5
     Revenue per unit/mix                            (3.0)
     Other                                           (4.0)
                                                  -------
                                                  $  31.5
                                                  =======

The principal revenue commodity groups and changes from the prior year were as follows:

                                               First Quarter
                                               1994 vs. 1993
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)
     Coal                                         $  13.3
     Merchandise:
       Automotive                                     0.5
       Intermodal                                     8.1
       Metals/construction                            0.8
       Paper/forest                                  (4.0)
       Agriculture                                    9.3
       Chemicals                                      7.5
     Other, principally switching
       and demurrage                                 (4.0)
                                                  -------
                                                  $  31.5
                                                  =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Coal
- ----
Improvement in the coal commodity group principally was due to a 23 percent increase in utility coal shipments compared with first quarter 1993. NS Rail's coal business benefited significantly from a rebuilding of utility stockpiles, which remain relatively low at many of NS Rail's large southeastern customers. The strength in utility coal partially was offset by declines in both export and metallurgical coal traffic, where tonnages were down 10 and 11 percent, respectively, from last year. Export coal traffic continues to suffer from weak European economies and strong competition from other producer countries, while lower metallurgical shipments reflect the closing of a coke battery and maintenance downtime at certain facilities located on NS Rail's lines.

Looking ahead, demand for utility coal is expected to remain strong, as NS Rail-served plants continue to rebuild inventories and as the need increases for low sulfur coal to meet requirements of the Clean Air Act. Demand for export and metallurgical coals is anticipated to remain relatively flat for the near term, primarily due to continuing sluggishness in Europe and the aforementioned closing and service interruptions at NS Rail-served coking facilities.

Merchandise
- -----------
All merchandise commodity groups showed improvement over last year except the paper/forest group, which continued to be hurt by weak demand and overcapacity in the industry. The largest increase was in the agriculture group, with revenues up 12 percent on a 4 percent increase in carloadings. The improvements largely resulted from continued strength in long-haul movements of grain to the southeastern feed market and a large crop in NS Rail's sourcing regions. Intermodal traffic continued to expand in first quarter 1994, with carloads up 5 percent. Chemicals traffic also posted significant gains, as revenues and carloads were up 6 and 7 percent, respectively, compared with last year, principally due to a strong increase in fertilizer shipments.

Railway Operating Expenses
- --------------------------
First quarter railway operating expenses increased $12.4 million, or 2 percent, when compared with the same period last year. Results for first quarter 1994 and first quarter 1993 reflect weather-related increases in operating expenses. Severe weather added approximately $9 million to 1994 railway operating expenses, and approximately $5 million to expenses last year. The largest percentage increase in first quarter 1994 railway operating expenses was in other expense which was up $2.7 million, or 8 percent, principally due to higher relocation expenses related to new job assignments following the early retirement program in third quarter 1993. Also increasing was depreciation expense which rose $3.5 million, or 4 percent, due to additional investments in plant and equipment. Partially offsetting the increases was casualties and other claims costs which declined $1.3 million, or 4 percent, continuing a favorable trend.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Other Income (Expense)
- ----------------------
Other income (expense) was down $17.2 million from first quarter 1993, principally a result of lower gains from property dispositions. The first quarter of 1993 included a large property sale.

Income Taxes
- ------------
The provision for income taxes in first quarter 1994 totaled $82.8 million, for an effective rate of 35.2 percent, compared with an effective rate of
36.7 percent last year. The lower effective rate was due principally to an adjustment in federal income tax reserves for prior years.

FINANCIAL CONDITION AND LIQUIDITY
                                     March 31, 1994    December 31, 1993
                                     --------------    -----------------
                                           (Dollars in millions)
   Cash and short-term investments       $165.9             $152.0
   Working capital                       $281.8             $264.9
   Current ratio                            1.3                1.3
   Debt to total capitalization            12.0%              12.6%

CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with first quarter 1993 was primarily due to lower income tax payments, combined with higher income from operations.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in first quarter 1994 included approximately $22 million for the acquisition of coal reserves. The decrease in the use of cash for investment purchases in 1994 compared with 1993 relates mainly to timing differences in premium payments on corporate owned life insurance (COLI). During the second quarter of 1994, a large COLI borrowing (approximately $220 million) was made which will be a significant source of cash in the second quarter Consolidated Statement of Cash Flows.

As described in Note 3, NS has issued a significant amount of long-term debt in recent years. The servicing of this debt is expected to be primarily from NS Rail's funds, as it is NS' principal subsidiary.

                         PART II - OTHER INFORMATION
                         ---------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES



Item 1. Legal Proceedings
        -----------------

        Moberly, Missouri - Burial of Paint and Solvent.  As reported by
NS Rail in Part 1, Item 3, of its Form 10-K Annual Report for 1993, and as more fully described therein, this matter was settled on February 23, 1994.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended March 31, 1994.

                                 SIGNATURES
                                 ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               ------------------------------------------
                                              (Registrant)




Date:    May 12, 1994          Dezora M. Martin
      -------------------      ------------------------------------------
                               Corporate Secretary (Signature)




Date:    May 12, 1994          John P. Rathbone
      -------------------      ------------------------------------------
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)