Form 10-Q
period 1994-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1994-08-11
CIK 92275

PAGE 1
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ----------------------------

                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
- --------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                              53-6002016
- ----------------------------------------  --------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


        Three Commercial Place
          Norfolk, Virginia                          23510-2191
- ----------------------------------------  --------------------------------
(Address of principal executive offices)              Zip Code


Registrant's telephone number, including area code      (804) 629-2682
                                                    ----------------------

                                  No Change
- --------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X    Yes         No
                                               -----       -----
The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1994
                -----                 -------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1994 and 1993                             3

                  Consolidated Balance Sheets
                  June 30, 1994 and December 31, 1993                4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1994 and 1993            5

                  Notes to Consolidated Financial Statements      6-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  11-14

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                  15

        Item 6.   Exhibits and Reports on Form 8-K                  15

Signatures                                                          16

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)

                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
RAILWAY OPERATING REVENUES:
 Coal                                $  322.5  $  314.8  $  627.4  $  606.4
 Merchandise                            648.6     616.9   1,258.0   1,204.1
 Other                                   26.7      31.5      54.7      63.5
                                     --------  --------  --------  --------
       Total railway operating
         revenues                       997.8     963.2   1,940.1   1,874.0
                                     --------  --------  --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits              341.7     350.7     693.1     701.0
 Materials, services and rents          167.6     164.7     331.0     322.6
 Depreciation                            90.3      86.4     179.0     171.6
 Diesel fuel                             46.7      45.8      92.4      90.6
 Casualties and other claims             37.5      29.8      66.6      60.2
 Other                                   39.0      32.6      76.5      67.4
                                     --------  --------  --------  --------
       Total railway operating
         expenses                       722.8     710.0   1,438.6   1,413.4
                                     --------  --------  --------  --------
       Income from operations           275.0     253.2     501.5     460.6

Other income (expense):
 Interest income                          8.1       3.3      14.2       8.1
 Interest expense on debt                (6.4)     (7.8)    (13.1)    (17.9)
 Other-net                                5.6       5.5      14.7      36.5
                                     --------  --------  --------  --------
       Total other income (expense)       7.3       1.0      15.8      26.7
                                     --------  --------  --------  --------
       Income before income taxes
         and cumulative effects of
         accounting changes             282.3     254.2     517.3     487.3

Provision for income taxes              104.9      93.1     187.7     178.7
                                     --------  --------  --------  --------
       Income before accounting
         changes                        177.4     161.1     329.6     308.6

Cumulative effects on years prior to
 1993 of changes in accounting
 principles (Note 5) for:
  Income taxes                           --        --        --       470.4
  Postretirement benefits other than
   pensions; and postemployment
   benefits - net of taxes               --        --        --      (222.6)
                                     --------  --------  --------  --------
       NET INCOME                    $  177.4  $  161.1  $  329.6  $  556.4
                                     ========  ========  ========  ========



See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)

                                                 June 30,     December 31,
                                                   1994           1993
                                              --------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents (Note 4)             $   287.1      $     2.3
 Short-term investments (Note 5)                    139.7          149.7
 Accounts receivable - net                          551.0          522.9
 Materials and supplies                              68.5           65.9
 Deferred income taxes                               96.7           88.8
 Other current assets (Note 4)                       62.4          282.2
                                                ---------      ---------
     Total current assets                         1,205.4        1,111.8

Due from NS - net (Note 3)                          307.5          207.6
Investments and advances (Notes 4 and 5)            607.1          160.1
Properties less accumulated depreciation          8,318.6        8,260.3
Other assets                                         20.3           20.6
                                                ---------      ---------
     TOTAL ASSETS                               $10,458.9      $ 9,760.4
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   498.7          461.7
 Income and other taxes                             192.6          141.3
 Other current liabilities                          130.6          114.7
 Current maturities of long-term debt               107.5          107.5
                                                ---------      ---------
     Total current liabilities                      956.6          852.4

Long-term debt (Note 3)                             470.6          497.4
Other liabilities                                   912.5          945.3
Minority interests                                    1.9            2.2

Deferred income taxes - net (Notes 3 and 5)       2,479.0        2,278.2
                                                ---------      ---------
     TOTAL LIABILITIES                            4,820.6        4,575.5
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      515.0          515.0
 Retained income                                  4,637.0        4,448.4
 Unrealized gain on marketable
   securities, net of tax (Note 5)                  264.8           --
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,638.3        5,184.9
                                                ---------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $10,458.9      $ 9,760.4
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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                       ---------------------
                                                         1994         1993
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 329.6     $ 556.4
 Reconciliation of net income to net cash
   provided by operating activities:
     Net cumulative effects of changes in
       accounting principles                               --        (247.8)
     Special charge payments                              (28.0)      (20.1)
     Depreciation                                         179.4       172.0
     Deferred income taxes                                 20.9        20.8
     Nonoperating gains and losses on properties           (4.0)      (27.9)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (28.1)      (30.4)
         Materials and supplies                            (2.6)       (6.2)
         Other current assets                              14.8        22.3
         Current liabilities other than debt               87.1        20.3
         Other - net                                       (5.0)       15.9
                                                        -------     -------
            Net cash provided by operating activities     564.1       475.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (253.6)     (300.6)
 Property sales and other transactions                     19.9        45.8
 Investment purchases                                     (27.5)      (40.2)
 Investment sales and other transactions                  239.4         1.5
 Advances and notes with NS                               (99.9)       66.7
 Short-term investments - net                              10.4       (24.4)
                                                        -------     -------
            Net cash used for investing activities       (111.3)     (251.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (140.9)     (134.1)
 Repayments of long-term debt                             (27.1)      (37.4)
                                                        -------     -------
            Net cash used for financing activities       (168.0)     (171.5)
                                                        -------     -------
            Net increase in cash and cash equivalents     284.8        52.6

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       2.3        11.5
                                                        -------     -------
 At end of period                                       $ 287.1     $  64.1
                                                        =======     =======
- -----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  18.5     $  21.1
   Income taxes                                         $ 103.2     $ 148.5

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, and the results of operations and cash flows for the six months ended June 30, 1994 and 1993.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1993 in matters discussed in NOTE 16, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1993, Notes to Consolidated Financial Statements, beginning on page 74. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Rail Annual Report on Form 10-K for 1993, and in Part II,
   Item 1 - Legal Proceedings, of the Form 10-Q for the first quarter of 1994.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to its rail operating subsidiaries. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   INTERCOMPANY ACCOUNTS
   ---------------------
                                   June 30, 1994       December 31, 1993
                                 -----------------     -----------------
                                           Average               Average
                                 Balance     Rate      Balance     Rate
                                 -------   -------     -------   -------
       Due from NS:
         Advances                 $ 444.8    3.2%       $ 320.2    2.4%

       Due to NS:
         Notes                      137.3    6.0%         112.6    4.0%
                                  -------               -------
            Due from NS - net     $ 307.5               $ 207.6
                                  =======               =======

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At both June 30, 1994 and December 31, 1993, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $175.1 million.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Related Parties (continued)

   CASH REQUIRED FOR NS SHARE PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, NS financed some purchases with proceeds from the sale of NS commercial paper notes. As of June 30, 1994, and December 31, 1993, NS had recorded $519.1 million and $521.8 million, respectively, of notes under this program. Additionally, under a registration statement filed with the Securities and Exchange Commission covering the issuance of unsecured debt securities in an aggregate principal amount of up to $750 million, NS has issued long-term debt in part to repay portions of the commercial paper notes and to fund additional share purchases. As of June 30, 1994, NS had outstanding $500 million of long-term debt under this registration. Since the first purchases in December 1987 through June 30, 1994, NS has purchased and retired 55,579,300 shares of its common stock under these programs. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may also be issued for general corporate purposes, also will come principally from NS Rail.

   TRANSFER OF SUBSIDIARY IN 1993
   ------------------------------
   In April 1993, NS Rail transferred to NS its $104.7 million equity interest in a subsidiary company. This company, along with its wholly owned subsidiaries, consists primarily of nonrail real estate assets (although some rail assets were also involved). The transfer was accounted for as a reduction of NS Rail's retained earnings, representing the book value of the net assets of the companies transferred. A noncash transaction, its effects were excluded from the 1993 Consolidated Statement of Cash Flows.

4. Investments

   The planned borrowing of the cash surrender value of certain corporate owned life insurance (COLI) policies, amounting to approximately
   $220 million, resulted in this amount's being reclassified in the December 31, 1993, Consolidated Balance Sheet from Investments to Other current assets. The borrowing, which was completed in May 1994, resulted in the decline in Other current assets with a corresponding increase in Cash and Short-term investments.

5. Required Accounting Changes

   1994
   ----
   Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 requires corporations

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Required Accounting Changes (continued)

   to change the method of reporting for investments in debt and certain equity securities from lower of cost or market to classifying and accounting for such investments in one of three categories: "trading," "available for sale" or "held to maturity." The carrying value and timing of gain/loss realization is dependent upon the categorization of the investment.

   Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at June 30, 1994, as follows:
                                                Gross
                                              Unrealized
                                    Cost     Holding Gains    Fair Value
                                    ----     -------------    ----------
      Short-term securities,
        principally U.S. Treasury
        securities                 $139.3        $  0.4         $139.7

      Equity securities -
        7.3 million shares
        of NS stock                  20.6         436.3          456.9

   This reporting change, which had no income statement effect, was responsible for the large increase in "Investments and advances" in the Consolidated Balance Sheet at June 30, 1994. Carrying value adjustments, which are noncash transactions, are not included in the Consolidated Statement of Cash Flows. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at June 30, 1994, net of related deferred taxes of $171.9 million, is reflected as a separate component of stockholders' equity in the Consolidated Balance Sheet at June 30, 1994.

   Total gross unrealized holding gains from the implementation date of January 1, 1994, through June 30, 1994, declined $57.5 million. The reduced gains primarily reflect the change in NS stock price from $70-1/2/share at December 31, 1993, to $63/share at June 30, 1994. Stockholders' equity for the six months decreased $35.0 million as a result.

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


5. Required Accounting Changes (continued)

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

   The effect as a result of implementing the accounting changes was to increase first quarter 1993 net income by $247.8 million.

6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------   ------------------
                                     1994      1993       1994      1993
                                   --------  --------   --------  --------
                                           (In millions of dollars)
                                                (Unaudited)
   Railway operating revenues       $ 465.1   $ 488.8    $ 921.0   $ 942.9
   Railway operating expenses         345.5     356.4      700.2     702.9
                                    -------   -------    -------   -------
           Income from operations     119.6     132.4      220.8     240.0

   Other-net                            7.3       4.0       20.7      29.2
                                    -------   -------    -------   -------
           Income before income
             taxes and cumulative
             effects of accounting
             changes                  126.9     136.4      241.5     269.2

   Provision for income taxes          48.9      50.0       86.7      98.9
                                    -------   -------    -------   -------
           Income before
             accounting changes        78.0      86.4      154.8     170.3
                                    -------   -------    -------   -------
   Cumulative effects on years
     prior to 1993 of changes in
     accounting principles for:
       Income taxes                    --        --         --       207.3
       Postretirement benefits
         other than pensions;
         and postemployment
         benefits - net of taxes       --        --         --      (115.7)
                                    -------   -------    -------   -------
           Net income               $  78.0   $  86.4    $ 154.8   $ 261.9
                                    =======   =======    =======   =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
                                             June 30,     December 31,
                                               1994           1993
                                           ------------   ------------
                                                   (Unaudited)
     Assets
        Current assets                       $   482.4      $   428.5
        Noncurrent assets                      4,161.6        4,022.9
                                             ---------      ---------
             Total assets                    $ 4,644.0      $ 4,451.4
                                             =========      =========
     Liabilities and stockholder's equity
        Current liabilities                  $   242.4      $   200.4
        Noncurrent liabilities                 1,507.8        1,482.7
        Stockholder's equity                   2,893.8        2,768.3
                                             ---------      ---------
             Total liabilities and
               stockholder's equity          $ 4,644.0      $ 4,451.4
                                             =========      =========

   Effective January 1, 1994, NW adopted Statement of Financial
   Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). See Note 5 for a discussion of this new accounting pronouncement. The effect on NW for the first six months of 1994, which was principally comprised of unrealized gain on its investments in NS stock, increased Investments (noncurrent assets) by $48.6 million, Short-term investments (current assets) by $0.4 million, Deferred taxes (noncurrent liabilities) by $18.3 million, and Stockholder's equity by $30.7 million.

   Effective January 1, 1993, NW adopted Statement of Financial
   Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). See Note 5 for a discussion of these pronouncements. See NW's six months ended June 30, 1993, Consolidated Statement of Income for the cumulative effects of these changes.

7. Reclassifications

   Certain reclassifications of related party balances have been made in the December 31, 1993, balance sheet to conform to the 1994 presentation.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
Net income increased $16.3 million, or 10 percent, in the second quarter of 1994, compared with the same period last year.

Net income for the six months ended June 30, 1994, was up $21.0 million, or 7 percent, over the same period last year, excluding cumulative accounting adjustments which increased 1993 net income (see Note 5).

Railway Operating Revenues
- --------------------------
Railway operating revenues increased $34.6 million, or 4 percent, in the second quarter, and $66.1 million, or 4 percent, for the six months ended
June 30, 1994, compared with the same periods last year.  The increases in operating revenues were due to:
                                 Second Quarter       First Six Months
                                 1994 vs. 1993         1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                        (In millions of dollars)
     Traffic volume (carloads)     $   65.2              $  103.7
     Revenue per unit/mix             (25.8)                (28.8)
     Other                             (4.8)                 (8.8)
                                   --------              --------
                                   $   34.6              $   66.1
                                   ========              ========

The principal revenue commodity groups and changes from prior year were as follows:
                                 Second Quarter       First Six Months
                                 1994 vs. 1993         1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                        (In millions of dollars)
     Coal                          $    7.7              $   21.0
     Merchandise:
       Automotive                      (9.4)                 (9.0)
       Intermodal                      13.6                  21.7
       Metals/construction              7.1                   7.9
       Paper/forest                     3.4                  (0.7)
       Agriculture                      7.4                  16.8
       Chemicals                        9.6                  17.2
     Other, principally switching
       and demurrage                   (4.8)                 (8.8)
                                   --------              --------
                                   $   34.6              $   66.1
                                   ========              ========

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


COAL
- ----
The improvement in the coal commodity group resulted primarily from gains in the domestic utility market, as utility coal traffic volume increased
20 percent in the second quarter and 21 percent for the first six months of 1994, compared with 1993. The growth principally was due to the rebuilding of utility stockpiles, which remain below normal levels at many generating plants served by NS Rail, and to new business. Utility coal traffic for the remainder of 1994 is anticipated to remain ahead of last year, as abnormally hot weather in the NS Rail service region, a growing U.S. economy, and the need for low-sulfur coal to meet Clean Air Act requirements are expected to spur demand. The year-to-date gains in utility coal traffic were offset partially by weakness in export and metallurgical shipments in both the second quarter and first six months. Export demand continued to be depressed due to the weak European economy and intense price competition from foreign producers, while the demand for metallurgical coal suffered from reduced coking activity by domestic steel producers at certain facilities located on NS Rail's lines. Looking ahead, demand for export coal is expected to pick up gradually as an anticipated recovery in the European economy materializes. However, the extent of any gains will be influenced significantly by global coal prices, technological changes and European energy policy.

MERCHANDISE
- -----------
All merchandise commodity groups, except for automotive (and paper/forest year-to-date) showed improvement over last year. The intermodal group produced the largest revenue increases, as revenues climbed 15 percent and 12 percent, respectively, for the second quarter and the six-month periods, compared to the same periods in 1993. Second quarter and year-to-date intermodal traffic volume was up 12 percent and 9 percent, respectively, compared with last year. The agriculture commodity group also produced strong gains, with revenue increases of 9 percent for the quarter and 11 percent year-to-date, compared with 1993. A strong midwestern grain and soybean harvest, coupled with increased activity to on-line poultry producers, was responsible for the improvements. Chemicals performed well for both the quarter and year-to-date, with revenues and carloads up
8 percent and 10 percent for the quarter and 7 percent and 8 percent year-to-date, respectively, over 1993. Increased shipments of fertilizer principally were responsible for the gains. Rounding out the second quarter improvements, metals/construction revenues rose 9 percent on a 15 percent increase in carloads, primarily resulting from strong regional growth in highway projects and other construction, while paper/forest revenues and traffic volume were up 3 percent and 2 percent, respectively. Automotive results in 1994 have been disappointing, largely due to retooling downtimes at plants served by NS Rail. Automotive revenues and traffic volume declined 8 percent and 7 percent in the second quarter and 4 percent year-to-date, compared with 1993. Automotive traffic is expected to recover slowly, however, as new plants currently under construction come on line and retoolings at existing plants on NS Rail's lines are completed.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Railway Operating Expenses
- --------------------------
Railway operating expenses increased $12.8 million, or 2 percent, in the second quarter of 1994, and $25.2 million, or 2 percent, for the first half, compared with last year. The principal increases for the quarter were in casualties and other claims, up $7.7 million, or 26 percent, primarily due to a $5.0 million accrual for estimated environmental clean-up costs associated with a tank car leak which occurred during the quarter; other expenses which were $6.4 million, or 20 percent higher than second quarter 1993, which had benefited from a favorable property tax settlement; and depreciation, which was up $3.9 million, or 5 percent, due to increased investments in plant and equipment. Smaller increases were recorded in materials, services and rents, and in diesel fuel, which, respectively, were up $2.9 million, and $0.9 million, or 2 percent, primarily reflecting higher traffic volume, as carloadings for the quarter were 7 percent above 1993 levels. Partially offsetting these increases was a $9.0 million, or 3 percent, reduction in compensation and benefits expenses, principally due to lower employment taxes associated with the expiration in June 1993 of the Railroad Retirement Repayment Tax and to reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period.

Year-to-date railway operating expenses were up due to increases in all expense categories other than compensation and benefits, which declined
$7.9 million, or 1 percent, compared with last year. Leading the year-to-date increases was a $9.1 million, or 14 percent, rise in other expenses, due to a combination of the effect of the favorable property tax settlement in 1993, and higher relocation expenses in the first quarter of 1994 related to new job assignments following the early retirement program offered last fall. Materials, services and rents was up $8.4 million, or 3 percent, primarily reflecting higher traffic volume. Depreciation expense increased $7.4 million, or 4 percent, due to a greater capital base, while casualties and other claims increased $6.4 million, or 11 percent, primarily due to the accrual for environmental clean-up costs which occurred in the second quarter. Diesel fuel expenses were up $1.8 million, or 2 percent, as a result of increased consumption related to higher traffic volume.

The year-to-date decrease in compensation and benefits expense of $7.9 million, or 1 percent, compared with last year, was due to the elimination of the Railroad Retirement Repayment Tax after second quarter 1993, and to reduced postretirement benefits costs.

Although it appears that the July flooding in the Southeast will not have a significant impact on revenues, some NS Rail facilities and equipment have sustained damage, particularly in the state of Georgia. The total damage costs are uncertain, but costs to repair or replace railway facilities and equipment (much of which may be capitalized) are estimated at $20 million which will not have a material effect on NS Rail's results of operations.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Other Income (Expense)
- ----------------------
Other income (expense) was up $6.3 million from second quarter 1993, but was $10.9 million lower for the first six months compared with last year. The improvement for the quarter was principally due to increased interest income resulting from invested cash balances and short-term advances due from NS, while year-to-date 1993 included a large property sale reflected in Other-net.

FINANCIAL CONDITION AND LIQUIDITY
                                      June 30, 1994    December 31, 1993
                                      -------------    -----------------
                                           (Dollars in millions)

   Cash and short-term investments       $426.8             $152.0
   Working capital                       $248.8             $259.4
   Current ratio                            1.3                1.3
   Debt to total capitalization             9.7%              10.9%

CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with the first half of 1993 was primarily due to lower income tax payments, combined with higher income from operations.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions and a large COLI borrowing (see Note 4). Approximately $220.0 million of COLI cash surrender value, which was reflected in Other current assets in the December 31, 1993, Consolidated Balance Sheet, was borrowed in second quarter 1994 and is principally responsible for the source of cash which resulted in a large decrease in Net cash used for investing activities in 1994, compared with last year.

As described in Note 3, NS has issued a significant amount of long-term debt in recent years. The servicing of this debt is expected to be primarily from NS Rail's funds, as it is NS' principal subsidiary.

                         PART II - OTHER INFORMATION
                         ---------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 24, 1994, at which meeting two directors were elected to the class whose term will expire in 1997.

        The two nominees for directors, who were uncontested, were elected by the following vote:

                               THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     John S. Shannon          17,511,885 votes           7,031 votes

     John R. Turbyfill        17,510,919 votes           7,997 votes


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1994.

                                 SIGNATURES
                                 ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               ------------------------------------------
                                              (Registrant)




Date:    August 11, 1994       /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    August 11, 1994       /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)