Form 10-Q
period 1994-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1994-11-10
CIK 92275

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ----------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Virginia                               53-6002016
- ------------------------------------------  --------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


         Three Commercial Place
           Norfolk, Virginia                           23510-2191
- ------------------------------------------  --------------------------------
 (Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code        (804) 629-2682
                                                       ---------------------

                                  No Change
- ----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (X)  Yes   ( )  No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class               Outstanding as of October 31, 1994
                -----               ----------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX


                                                                   Page
                                                                   ----
Part I.  Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Nine Months Ended
                   September 30, 1994 and 1993                        3

                   Consolidated Balance Sheets
                   September 30, 1994 and December 31, 1993           4

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1994 and 1993      5

                   Notes to Consolidated Financial Statements      6-11

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  12-16

Part II. Other Information:

         Item 1.   Legal Proceedings                                 17

         Item 6.   Exhibits and Reports on Form 8-K                  17

Signatures                                                           18

Index to Exhibits                                                    19


                       PART I.  FINANCIAL INFORMATION
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
RAILWAY OPERATING REVENUES:
 Coal                                $  325.0  $  300.2  $  952.4  $  906.6
 Merchandise                            622.7     584.2   1,880.7   1,788.2
 Other                                   28.1      29.9      82.8      93.4
                                     --------  --------  --------  --------
  Total railway operating revenues      975.8     914.3   2,915.9   2,788.2
                                     --------  --------  --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits
   (Notes 7 and 8)                      340.4     349.3   1,033.5   1,050.3
 Materials, services and rents          162.7     160.8     493.7     483.4
 Depreciation                            90.3      87.0     269.3     258.6
 Diesel fuel                             47.3      40.0     139.7     130.6
 Casualties and other claims             36.4      30.6     103.0      90.8
 Other                                   32.5      33.2     109.0     100.5
                                     --------  --------  --------  --------
  Total railway operating expenses      709.6     700.9   2,148.2   2,114.2
                                     --------  --------  --------  --------
       Income from operations           266.2     213.4     767.7     674.0

Other income (expense):
 Interest income                          9.2       3.4      23.4      11.5
 Interest expense on debt                (8.4)     (7.5)    (21.5)    (25.4)
 Other-net                               (3.5)      4.6      11.2      41.1
                                     --------  --------  --------  --------
       Total other income (expense)      (2.7)      0.5      13.1      27.2
                                     --------  --------  --------  --------
       Income before income taxes
         and cumulative effect of
         accounting changes             263.5     213.9     780.8     701.2

Income taxes (Note 6):
 Provision on pretax earnings            98.8      85.9     286.5     264.6
 Adjustment of net deferred
  tax liability for federal
  rate increase                          --        51.6      --        51.6
                                     --------  --------  --------  --------
       Total income taxes                98.8     137.5     286.5     316.2
                                     --------  --------  --------  --------
       Income before accounting
         changes                        164.7      76.4     494.3     385.0

Cumulative effect on years prior to
 1993 of changes in accounting
 principles (Note 5) for:
  Income taxes                           --        --        --       470.4
  Postretirement benefits other than
   pensions; and postemployment
   benefits - net of taxes               --        --        --      (222.6)
                                     --------  --------  --------  --------
       NET INCOME                    $  164.7  $   76.4  $  494.3  $  632.8
                                     ========  ========  ========  ========

See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)

                                               September 30,  December 31,
                                                    1994          1993
                                               -------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $   121.2     $     2.3
 Short-term investments                              181.6         149.7
 Accounts receivable - net                           538.1         522.9
 Materials and supplies                               61.6          65.9
 Deferred income taxes                                96.6          88.8
 Other current assets (Note 4)                        53.8         282.2
                                                 ---------     ---------
     Total current assets                          1,052.9       1,111.8

Due from NS - net (Note 3)                           481.8         207.6
Investments and advances (Note 5)                    609.7         160.1
Properties less accumulated depreciation           8,384.9       8,260.3
Other assets                                          52.9          20.6
                                                 ---------     ---------
     TOTAL ASSETS                                $10,582.2     $ 9,760.4
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                 $    27.2     $    27.2
 Accounts payable                                    506.9         461.7
 Income and other taxes                              121.3         141.3
 Other current liabilities                           120.8         114.7
 Current maturities of long-term debt                 65.0         107.5
                                                 ---------     ---------
     Total current liabilities                       841.2         852.4

Long-term debt                                       486.2         497.4
Other liabilities                                    912.0         945.3
Minority interests                                     1.9           2.2

Deferred income taxes (Notes 3 and 5)              2,611.3       2,278.2
                                                 ---------     ---------
     TOTAL LIABILITIES                             4,852.6       4,575.5
                                                 ---------     ---------
Stockholders' equity:
 Serial preferred stock $50 stated value              54.8          54.8
 Common stock $10 stated value                       166.7         166.7
 Other capital                                       515.0         515.0
 Retained income                                   4,732.1       4,448.4
 Unrealized gain on marketable securities,
   net of tax (Note 5)                               261.0          --
                                                 ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                    5,729.6       5,184.9
                                                 ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $10,582.2     $ 9,760.4
                                                 =========     =========




See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                       --------------------
                                                         1994        1993
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 494.3     $ 632.8
 Reconciliation of net income to net cash
   provided by operating activities:
     Net cumulative effects of changes in
       accounting principles                               --        (247.8)
     Special charge payments                              (30.2)      (27.6)
     Depreciation                                         269.9       259.2
     Deferred income taxes                                 69.9        88.0
     Nonoperating gains and losses on properties           (4.9)      (30.6)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (15.2)      (22.0)
         Materials and supplies                             4.3         6.9
         Other current assets                              23.4        31.1
         Current liabilities other than debt               14.2        34.0
         Other - net                                       81.5        20.8
                                                        -------     -------
            Net cash provided by operating activities     907.2       744.8

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (425.7)     (474.0)
 Property sales and other transactions                      4.9        76.1
 Investment purchases                                     (36.2)      (61.4)
 Investment sales and other transactions                  239.8         2.6
 Advances and notes with NS                              (274.2)       50.0
 Short-term investments - net                             (32.3)      (25.6)
                                                        -------     -------
            Net cash used for investing activities       (523.7)     (432.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (210.5)     (205.3)
 Long-term debt proceeds                                   41.4        --
 Repayments of long-term debt                             (95.5)      (66.5)
                                                        -------     -------
            Net cash used for financing activities       (264.6)     (271.8)
                                                        -------     -------
            Net increase in cash and cash equivalents     118.9        40.7

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       2.3        11.5
                                                        -------     -------
 At end of period                                       $ 121.2     $  52.2
                                                        =======     =======
- ----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  34.8     $  33.1
   Income taxes                                         $ 179.6     $ 228.9

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994, and the results of operations and cash flows for the nine months ended September 30, 1994 and 1993.

    While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K.

 2. Contingencies

    There have been no significant changes since year end 1993 in matters discussed in NOTE 16, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1993, Notes to Consolidated Financial Statements, beginning on page 74. An update of the status of certain legal proceedings was included in Part I, Item 3 - Legal Proceedings, of the NS Rail Annual Report on Form 10-K for 1993 and in Part II,
    Item 1 - Legal Proceedings, of the Form 10-Q for the first quarter of 1994. A further update is included in Part II, Item 1 - Legal Proceedings, of this Form 10-Q.

 3. Related Parties

    GENERAL
    -------
    Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to its rail operating subsidiaries. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

    INTERCOMPANY ACCOUNTS
    ---------------------
                             September 30, 1994     December 31, 1993
                             ------------------     -----------------
                                       Average               Average
                             Balance    Rate        Balance   Rate
                             -------   --------     -------  --------
    Due from NS:
      Advances               $ 621.4     3.8%       $ 320.2    2.4%

    Due to NS:
      Notes                    139.6     6.2%         112.6    4.0%
                             -------                -------
       Due from NS - net     $ 481.8                $ 207.6
                             =======                =======

    INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
    ----------------------------------------
    In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At September 30, 1994, and December 31, 1993,

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 3. Related Parties (continued)

    NS Rail had intercompany federal income tax payables (which are included in Deferred income taxes in the Consolidated Balance Sheets) of $261.0 million and $175.1 million, respectively.

    CASH REQUIRED FOR NS SHARE PURCHASE PROGRAM AND NS DEBT
    -------------------------------------------------------
    Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs initially were made with internally generated cash.

    Beginning in May 1990, NS financed some purchases with proceeds from the sale of NS commercial paper notes. As of September 30, 1994, and December 31, 1993, NS had recorded $519.1 million and $521.8 million, respectively, of notes under this program. Additionally, under a registration statement filed with the Securities and Exchange Commission covering the issuance of unsecured debt securities in an aggregate principal amount of up to $750 million, NS has issued long-term debt in part to repay portions of the commercial paper notes and to fund additional share purchases. As of September 30, 1994, NS had outstanding $500 million of long-term debt under this registration. Since the first purchases in December 1987 through September 30, 1994, NS has purchased and retired 56,708,500 shares of its common stock under these programs. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

    Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may also be issued for general corporate purposes, also will come principally from NS Rail.

    TRANSFER OF SUBSIDIARY IN 1993
    ------------------------------
    In April 1993, NS Rail transferred to NS its $104.8 million equity interest in a subsidiary company. This company, along with its wholly owned subsidiaries, consists primarily of nonrail real estate assets (although some rail assets were also transferred). The transfer was accounted for as a reduction of NS Rail's retained earnings, representing the book value of the net assets of the companies transferred. A noncash transaction, its effects were excluded from the 1993 Consolidated Statement of Cash Flows.

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

    Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at September 30, 1994, as follows:

                                                 Gross
                                               Unrealized
                                     Cost     Holding Gains   Fair Value
                                    ------    -------------   ----------
       Short-term securities,
         principally U.S. Treasury
         securities                 $182.0      $ (0.4)         $181.6

       Equity securities -
         7.3 million shares
         of NS stock                  20.6       430.9           451.5

    This reporting change, which had no income statement effect, was responsible for the large increase in Investments and advances in the Consolidated Balance Sheet at September 30, 1994. Carrying value adjustments, which are noncash transactions, are not included in the Consolidated Statement of Cash Flows. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at September 30, 1994, net of related deferred taxes of $169.5 million, is reflected as a separate component of Stockholders' equity in the Consolidated Balance Sheet at September 30, 1994.

    Total gross unrealized holding gains from the implementation date of January 1, 1994, through September 30, 1994, declined $64.8 million. The reduced gains primarily reflect the change in NS stock price from $70-1/2 per share at December 31, 1993, to $62-1/4 per share at September 30, 1994. Stockholders' equity for the nine months decreased $39.5 million as a result.

    1993
    ----
    Effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The cumulative effects for years prior to 1993 of adopting SFAS 106 and SFAS 112 increased first-quarter 1993 pretax

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 5. Required Accounting Changes (continued)

    expenses $336.3 million ($208.4 million after-tax), and $22.8 million ($14.2 million after-tax), respectively.

    Also effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. The cumulative effect on years prior to 1993 of adopting
    SFAS 109 increased first-quarter 1993 net income by $470.4 million.

    The effect as a result of implementing the accounting changes was to increase first-quarter 1993 net income by $247.8 million.

 6. Federal Income Tax Rate Increase in 1993

    Tax legislation enacted in August 1993 increased the federal corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. SFAS 109 (see Note 5) requires full recognition of such a change in the period of enactment. The effect on NS Rail was to reduce net income for the third quarter and nine months ended September 30, 1993, by $58.2 million. The provision for income taxes includes $51.6 million related to deferred tax assets and liabilities reflected in the balance sheet, and $6.6 million related to 1993's pretax earnings.

 7. Special Charge Reversal in 1993

    Based on NS Rail's success in eliminating reserve board positions and other events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million and was reflected as a credit in compensation and benefits expenses. The principal factor contributing to the reversal was that, in 1993, agreement on terms for certain further labor savings could not be reached. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.

 8. Early Retirement Program

    Third-quarter 1993 compensation and benefits expense included a $42.4 million charge for a program for salaried employees. The principal benefit for those who participated in the program was enhanced pension benefits.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 9. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information

    SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   ------------------
                                     1994      1993       1994      1993
                                   --------  --------   --------  --------
                                          (In millions of dollars)
                                                (Unaudited)
    Railway operating revenues     $  454.3  $  447.7   $1,375.3  $1,390.6
    Railway operating expenses        340.0     361.0    1,040.2   1,063.9
                                   --------  --------   --------  --------
         Income from operations       114.3      86.7      335.1     326.7

    Other-net                           1.1       3.7       21.8      32.9
                                   --------  --------   --------  --------
         Income before income
           taxes and cumulative
           effects of accounting
           changes                    115.4      90.4      356.9     359.6

    Income taxes:
      Provision on pretax earnings     40.2      36.3      126.9     135.2
      Adjustment of net deferred
       tax liability for federal
       rate increase                   --        23.7       --        23.7
                                   --------  --------   --------  --------
         Total income taxes            40.2      60.0      126.9     158.9
                                   --------  --------   --------  --------
         Income before accounting
           changes                     75.2      30.4      230.0     200.7
                                   --------  --------   --------  --------
    Cumulative effects on years
     prior to 1993 of changes in
     accounting principles for:
      Income taxes                     --        --         --       207.3
      Postretirement benefits
        other than pensions;
        and postemployment
        benefits - net of taxes        --        --         --      (115.7)
                                   --------  --------   --------  --------
         Net income                $   75.2  $   30.4   $  230.0  $  292.3
                                   ========  ========   ========  ========

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 9. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized Consolidated Financial Information (continued)

    SUMMARIZED CONSOLIDATED BALANCE SHEETS

                                           September 30,  December 31,
                                               1994          1993
                                           -------------  ------------
                                                   (Unaudited)
    Assets
      Current assets                          $  416.9      $  322.5
      Noncurrent assets                        4,305.9       4,128.9
                                              --------      --------
          Total assets                        $4,722.8      $4,451.4
                                              ========      ========
    Liabilities and stockholder's equity
      Current liabilities                     $  201.3      $  200.4
      Noncurrent liabilities                   1,584.4       1,482.7
      Stockholder's equity                     2,937.1       2,768.3
                                              --------      --------
          Total liabilities and
            stockholder's equity              $4,722.8      $4,451.4
                                              ========      ========

    Effective January 1, 1994, NW adopted Statement of Financial
    Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). See Note 5 for a discussion of this new accounting pronouncement. The effect on NW for the first nine months of 1994, which was principally comprised of unrealized gain on its investments in NS stock, decreased Short-term investments (current assets) by $0.3 million, and increased Investments (noncurrent assets) by $47.9 million, Deferred taxes (noncurrent liabilities) by $17.8 million, and Stockholder's equity by $29.8 million.

    Effective January 1, 1993, NW adopted Statement of Financial
    Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). See Note 5 for a discussion of these pronouncements. See NW's nine months ended September 30, 1993, Consolidated Statement of Income for the cumulative effects of these changes.

10. Reclassifications

    Certain reclassifications of related party balances have been made in the December 31, 1993, Consolidated Balance Sheet to conform to the 1994 presentation.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
Net income increased $88.3 million, or 116 percent, in the third quarter of 1994 when compared with third quarter 1993. Last year's results included a $58.2 million increase in income taxes due to a retroactive change in the federal corporate income tax rate which became effective during that quarter (see Note 6). Excluding the effect of the Adjustment of net deferred tax liability for federal rate increase in 1993, third-quarter net income was up $36.7 million, or 29 percent, over last year.

Net income for the nine months ended September 30, 1994, was up
$57.7 million, or 13 percent, over the same period last year, excluding the 1993 cumulative effect of accounting changes (see Note 5) and the Adjustment of net deferred tax liability for federal rate increase (see Note 6).

Railway Operating Revenues
- --------------------------
Railway operating revenues increased $61.5 million, or 7 percent, in the third quarter, and $127.7 million, or 5 percent, for the nine months ended
September 30, 1994, when compared with the same periods last year.  The changes in operating revenues were due to:

                                  Third Quarter      First Nine Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                        (In millions of dollars)

     Traffic volume (carloads)      $  73.6              $  177.5
     Revenue per unit/mix             (10.3)                (39.2)
     Other                             (1.8)                (10.6)
                                    -------              --------
                                    $  61.5              $  127.7
                                    =======              ========


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


The principal revenue commodity groups and the changes from prior year were as follows:

                                  Third Quarter      First Nine Months
                                  1994 vs. 1993        1994 vs. 1993
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                        (In millions of dollars)

     Coal                            $  24.8             $   45.8
     Merchandise:
       Intermodal                       12.9                 34.8
       Chemicals                        11.3                 28.4
       Metals/construction               7.4                 15.3
       Agriculture                       3.4                 20.2
       Automotive                        2.6                 (6.4)
       Paper/forest                      0.9                  0.2
     Other, principally switching
       and demurrage                    (1.8)               (10.6)
                                     -------             --------
                                     $  61.5             $  127.7
                                     =======             ========

Coal
- ----
Coal revenues were up 8 percent for the third quarter and 5 percent for the nine months, when compared with last year. These improvements resulted primarily from increased utility coal traffic, up 15 percent for the third quarter and 20 percent year-to-date, compared with 1993. This compares very favorably with the national increase in electricity generation of less than 1 percent for the quarter and 2 percent year-to-date. The growth principally was due to the rebuilding of utility stockpiles and to new business. Export coal traffic was up slightly for the quarter, improving over the first and second quarters' declines related to the weak European economy. Somewhat offsetting these improvements were reductions in domestic metallurgical coal shipments due to depressed domestic coke use caused by changes in steel-making technology. For the remainder of the year, total coal traffic is expected to exceed last year's levels slightly.

Merchandise
- -----------
Third-quarter merchandise traffic produced revenue gains in all commodity groups. And, for the year-to-date, all commodity groups except automotive posted gains over 1993. Intermodal, NS Rail's fastest growing group, was up 14 percent in the third quarter and 13 percent year-to-date, compared with last year on traffic volume increases of 14 percent and 11 percent for the quarter and nine months, respectively. The chemicals group, boosted by strong movements of fertilizer, produced revenue increases of 10 percent for the quarter and 8 percent year-to-date, compared with 1993. Increased revenues also were reported in the metals/construction group, up 10 percent for the quarter and 7 percent year-to-date, compared with 1993.
A 12 percent quarterly gain in steel business as a result of broad market

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


strength (steel is having its best year since 1973), coupled with increased car supply and new traffic to Mexico, contributed to these improvements. Automotive results in 1994 have been disappointing, although the third quarter showed a small improvement over last year. Retooling downtimes at certain plants served by NS Rail have been largely responsible for the declines. However, traffic at automotive assembly plants unaffected by retooling continues to do well. Over the next few years, growth and market share may improve steadily, as retooling is completed and new plants, such as the BMW and Mercedes-Benz facilities, come on line. The near-term outlook for the other merchandise commodity groups is for continued strength, as growth is anticipated in most markets, particularly intermodal and metals/construction.

Railway Operating Expenses
- --------------------------
Despite increased traffic, railway operating expenses increased only
$8.7 million, or 1 percent, in the third quarter of 1994 and $34.0 million, or 2 percent, for the nine-month period, when compared with 1993. The largest increase for the quarter was in Diesel fuel, up $7.3 million, or 18 percent, due to higher consumption associated with an 8 percent increase in carloads and to a 6 percent increase in the average price per gallon. Also increasing were Casualties and other claims, up $5.8 million, or 19 percent, as a result of higher estimated claim settlement costs, and Depreciation, up $3.3 million, or 4 percent, due to increased investment in plant and equipment. Compensation and benefits expense declined slightly, despite increased business levels, largely due to lower fringe benefit costs and lower expenses related to stock-based compensation.

Included in third-quarter 1993 compensation and benefits expense were two large items described in Notes 7 and 8. The first produced a credit and was related to the 1991 special charge, which included a reserve for costs necessary to achieve the productivity gains associated with the then new crew-consist agreements. During 1993, agreement on terms for certain further labor savings could not be reached. This, taken with the early success in reducing excess employees, resulted in a $46 million surplus in the crew consist reserve which was recorded as a credit to compensation and benefits expense. The second item resulted from a voluntary early retirement program completed in September 1993. The program's total cost was $42.4 million and, in 1994, produced savings of about $12 million.

The small increase in year-to-date railway operating expenses was the net result of increases in most expense categories which were partly offset by declines in Compensation and benefits. The largest increase was in Casualties and other claims, up $12.2 million, or 13 percent, due to higher estimated claim settlement costs and to environmental clean-up costs associated with a tank car leak. Other expenses rose $8.5 million, or 8 percent, due in part to higher relocation expenses related to new job assignments following last year's early retirement program, and to a variety of smaller factors. Diesel fuel costs were up $9.1 million, or 7 percent, largely due to increased consumption driven by a 7 percent rise in carloadings. Compensation and benefits expenses declined
$16.8 million, or 2 percent, principally as a result of lower employment

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


taxes associated with the expiration in June 1993 of the Railroad Retirement Repayment Tax and reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period. Last year's early retirement program also had a favorable impact on Compensation and benefits expenses in 1994.

Other Income (Expense)
- ----------------------
Other income (expense) was down $3.2 million and $14.1 million, respectively, compared with third quarter and year-to-date 1993. The decrease was attributable to the Other-net category which declined
$8.1 million for the quarter and $29.9 million year-to-date largely due to lower property gains. Interest income was up $5.8 million, or 171 percent, for the quarter and $11.9 million, or 103 percent, year-to-date. These improvements were due to an increase in invested cash which resulted from the corporate owned life insurance borrowing (see Note 4) and interest on short-term advances due from NS. Interest expense on debt was up $0.9 million, or 12 percent, for the third quarter but declined $3.9 million, or 15 percent, year-to-date. The quarterly increase was due to an adjustment of capitalized interest, whereas the year-to-date decline reflects decreasing levels of debt.

Provision for Income Taxes
- --------------------------
The provision for income taxes in the third quarter totaled $98.8 million, for an effective tax rate of 37.5 percent, compared with an effective tax rate of 64.3 percent in 1993. For the first nine months of 1994, income taxes were $286.5 million for an effective tax rate of 36.7 percent, compared with an effective tax rate of 45.1 percent in 1993. The unusually high effective rates in 1993 primarily were related to the retroactive
1 percent increase in the federal corporate income tax rate (see Note 6). Excluding the retroactive increase, third-quarter and year-to-date 1993 effective tax rates would have been 37.1 percent and 36.8 percent, respectively.


FINANCIAL CONDITION AND LIQUIDITY

                                   September 30, 1994  December 31, 1993
                                   ------------------  -----------------
                                           (In millions of dollars)
   Cash and short-term investments      $302.8              $152.0
   Working capital                      $211.7              $259.4
   Current ratio                           1.3                 1.3
   Debt to total capitalization            9.2 %              10.9%


CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in Net cash provided by operating activities compared with the first nine months of 1993 primarily was due to higher income from operations and lower income tax payments.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, advances to NS, and a large COLI borrowing (see Note 4). Approximately $220.0 million of COLI cash surrender value, which was reflected in Other current assets in the December 31, 1993, Consolidated Balance Sheet, was borrowed in second quarter 1994 and is principally responsible for the source of cash in Investment sales and other transactions in the Consolidated Statements of Cash Flows and for the increase in Cash and short-term investments in the table on page 15.

CASH FLOWS FROM FINANCING ACTIVITIES reflect primarily uses of cash, as total debt issued amounted to only $41.4 million for the nine months ended September 30, 1994. A portion of the proceeds from this debt issuance had not been spent as of the end of the quarter and is reflected in Other assets in the Consolidated Balance Sheet.

As described in Note 3, NS has issued a significant amount of long-term debt in recent years which will be serviced primarily with funds from NS Rail, NS' principal subsidiary.


OTHER

Lease renewal negotiations continue with respect to 300 miles of leased road in North Carolina. These leases are scheduled to expire at the end of 1994. If the leases are not renewed, NS Rail's railroads could be required to continue using the lines subject to conditions prescribed by the ICC, or they might find it necessary ultimately to operate over an alternate route or routes. It is not expected that the resolution of this matter, whether resulting in renewal of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes, will have a material effect on NS Rail's consolidated financial position.

                         PART II - OTHER INFORMATION
                         ---------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES



Item 1. Legal Proceedings
        -----------------

        New Orleans, Louisiana - Tank Car Fire. A number of lawsuits have been filed as a result of a tank car fire which occurred in New Orleans, La., on September 9, 1987, and resulted in the evacuation of many residents of the surrounding area. Plaintiffs allege that they were injured and sustained other economic loss when a chemical called butadiene leaked from a tank car under the control of either CSX Transportation, Inc., or New Orleans Terminal Company (a subsidiary of Norfolk Southern Railway) or both. In addition to the rail defendants, defendants in one or more of the suits include the City of New Orleans, the owner of the tank car (General American Transportation Corporation), the loader of the tank car (GATX Terminals Corporation), and the shipper (Mitsui & Co. (USA Inc.)). The suits, which are pending in the Civil District Court for the parish of Orleans, seek damages ranging from $10,000 to $20,000,000,000. Management, after consulting with legal counsel, is of the opinion that NS Rail's ultimate liability in this matter will not materially affect the consolidated financial position of NS Rail. Accordingly, unless circumstances result in a reassessment of NS Rail's financial exposure that is material--not currently anticipated--Management expects to make no further report about this matter, which has been reported previously by NS Rail in Part II, Item 1, of its Form 10-Q
Reports for the quarters ending September 30, 1987, and March 31,
1990; and in Part I, Item 3, of its Form 10-K Annual Reports for 1987, 1988, 1989, 1990, 1991, 1992 and 1993.



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended September 30, 1994.

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




Date: November 10, 1994        /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date: November 10, 1994        /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


                              INDEX TO EXHIBITS
                              -----------------

Electronic
Submission
Exhibit
Number                     Description                      Page
- -----------  -------------------------------------------    ----

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for purposes
             of Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934.)                                   20