Form 10-K405
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1995-03-29
CIK 92275

PAGE ONE
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                        ------------------------

                               FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 or l5(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   ------------    ------------

         Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2

                    NORFOLK SOUTHERN RAILWAY COMPANY
 -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Virginia                               53-6002016
 ---------------------------------------------   ----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

   Three Commercial Place, Norfolk, Virginia           23510-2191
 ---------------------------------------------   ----------------------
   (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code   (804) 629-2682
                                                    -------------------
       Securities registered pursuant to Section 12(b) of the Act:

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

    Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by
nonaffiliates as of February 28, 1995:  $38,068,422

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1995:  16,668,997


                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 18, 1995) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS

         Item                                                 Page
         ----                                                 ----

Part I    1.   Business                                         4

          2.   Properties                                       4

          3.   Legal Proceedings                               16

          4.   Submission of Matters to a Vote of Security
                 Holders                                       16

               Executive Officers of the Registrant            17


Part II   5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                   23

          6.   Selected Financial Data                         24

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    25

          8.   Financial Statements and Supplementary Data     37

          9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure        63


Part III 10.   Directors and Executive Officers of the
                 Registrant                                    63

         11.   Executive Compensation                          63

         12.   Security Ownership of Certain Beneficial
                 Owners and Management                         63

         13.   Certain Relationships and Related
                 Transactions                                  63


Part IV  14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                           64

               Index to Consolidated Financial Statement
                 Schedule                                      64


Power of Attorney                                              66

Signatures                                                     66

Exhibit Index                                                  70

                                 PART I


Item 1.   Business.
------    --------

          and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Railway Company (Norfolk Southern Railway) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

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

          There remain issued and outstanding as of February 28, 1995, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares (including 74 shares not entitled to vote) were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange.

          STOCK PURCHASE PROGRAM - On June 2, 1989, NS announced that it intended to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 28, 1995, NS had purchased 104,727 shares of preferred stock at a total cost of approximately $3.71 million. Consequently, as of February 28, 1995, NS held 94.4 percent of the voting stock of Norfolk Southern Railway.

          OPERATIONS - As of December 3l, l994, NS Rail operated 14,652 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,780 miles are owned, 677 miles are leased and 1,195 miles are operated under trackage rights; also, of this total, 11,991 miles are main line and 2,661 miles are branch line. In addition, NS Rail operates approximately 10,907 miles of passing, industrial, yard and side tracks.

          NS Rail has major leased lines in North Carolina and between Cincinnati, Oh., and Chattanooga, Tn. The North Carolina leases, covering approximately 300 miles, expired by their terms at the end of 1994. However, NS Rail expects these leases to be renewed or extended and has reached tentative understandings for such renewal or extension. The tentative arrangements call for payment of an annual rental of $8 million in 1995, with inflation adjustments in succeeding years. Pending the approval of a form of lease extension agreement by the parties, NS Rail continues to operate over these lines under the terms of the expired leases. If these leases ultimately are not renewed or extended, NS Rail could be required to continue using the lines subject to conditions prescribed by the Interstate Commerce Commission (ICC) or might find it necessary to operate over an alternate route or routes. It is not expected that the resolution of this matter (whether resulting in renewal or extension of the leases, continued use of the leased lines under prescribed conditions or operation over one or more alternate routes) will have a material effect on NS Rail's consolidated financial position.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, subject to an option to extend the lease for an additional 25 years at terms to be agreed upon.

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

          NS Rail's lines reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition to serving other established centers, the system's lines reach many industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          NS Rail and other railroads have entered into service interruption agreements, effective December 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS Rail were so affected, it could receive daily indemnities from non-affected parties; if parties other than NS Rail were affected, NS Rail could be required to pay indemnities to those parties. If NS Rail were required to pay the maximum amount of indemnities required of it under these agreements--an event considered unlikely at this time--such liability should not exceed approximately $85 million.

          Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal railway operating revenue sources for the period 1990 through 1994 are set forth in the following table:

                                       Year Ended December 31,
Principal Sources of      -------------------------------------------------
Railway Operating
Revenues                    1994      1993      1992      1991      1990
-------------------------   ----      ----      ----      ----      ----
                     (Revenues in Millions, and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,262.5  $1,213.3  $1,296.0  $1,330.3  $1,408.8
  % of total railway
   operating revenues....     32.2%     32.5%     34.9%     37.0%     37.7%
  Revenue ton miles......     43.8      41.4      41.9      42.7      46.0
  % of total revenue
   ton miles.............     35.8%     37.1%     38.9%     41.2%     43.3%

CHEMICALS
  Revenues............... $  512.2  $  472.9  $  471.7  $  449.7  $  443.9
  % of total railway
   operating revenues....     13.1%     12.7%     12.7%     12.5%     11.9%
  Revenue ton miles......     16.7      14.7      14.3      13.6      12.8
  % of total revenue
   ton miles.............     13.7%     13.2%     13.3%     13.1%     12.0%

PAPER/FOREST
  Revenues............... $  505.4  $  502.7  $  499.5  $  476.1  $  486.5
  % of total railway
   operating revenues....     12.9%     13.5%     13.5%     13.2%     13.0%
  Revenue ton miles......     15.3      15.1      14.7      13.6      13.3
  % of total revenue
   ton miles.............     12.5%     13.5%     13.7%     13.1%     12.5%

AUTOMOTIVE
  Revenues............... $  432.1  $  429.5  $  401.5  $  325.9  $  367.9
  % of total railway
   operating revenues....     11.0%     11.5%     10.8%      9.1%      9.9%
  Revenue ton miles......      4.2       4.2       3.7       3.0       3.7
  % of total revenue
   ton miles.............      3.4%      3.8%      3.4%      2.9%      3.5%

AGRICULTURE
  Revenues............... $  347.5  $  319.7  $  301.4  $  293.6  $  299.6
  % of total railway
   operating revenues....      8.9%      8.6%      8.1%      8.2%      8.0%
  Revenue ton miles......     15.6      13.6      12.6      12.2      11.3
  % of total revenue
   ton miles.............     12.8%     12.2%     11.7%     11.8%     10.6%

                                       Year Ended December 31,
Principal Sources of      -------------------------------------------------
Railway Operating
Revenues                    1994      1993      1992      1991      1990
-------------------------   ----      ----      ----      ----      ----
                     (Revenues in Millions, and Revenue Ton Miles in Billions)
METALS/CONSTRUCTION
  Revenues............... $  321.4  $  296.1  $  276.3  $  274.0  $  305.6
  % of total railway
   operating revenues....     8.2%       7.9%      7.5%      7.6%      8.2%
  Revenue ton miles......    10.4        9.6       8.5       8.2       9.1
  % of total revenue
   ton miles.............     8.5%       8.6%      7.9%      7.9%      8.6%

INTERMODAL
(Trailers and Containers)
  Revenues............... $  425.6  $  371.9  $  341.0  $  324.6  $  300.1
  % of total railway
   operating revenues....     10.9%     10.0%      9.2%      9.0%      8.0%
  Revenue ton miles......     16.3      13.0      11.9      10.4      10.1
  % of total revenue
   ton miles.............     13.3%     11.6%     11.1%     10.0%      9.5%
                          --------  --------  --------  --------  --------
Total Freight Revenues... $3,806.7  $3,606.1  $3,587.4  $3,474.2  $3,612.4
Total Revenue Ton Miles..    122.3     111.6     107.6     103.7     106.3

OTHER RAILWAY OPERATING
  Revenues, principally
   switching and
   demurrage............. $  111.4  $  121.5  $  121.7  $  123.8  $  122.7
  % of total railway
   operating revenues....      2.8%      3.3%      3.3%      3.4%      3.3%
                          --------  --------  --------  --------  --------
Total Railway Operating
  Revenues............... $3,918.1  $3,727.6  $3,709.1  $3,598.0  $3,735.1

Note: Revenue ton miles (RTMs) for 1990 have been restated from "shortest distance" miles to "actual route" miles. RTMs for 1990 through 1992 have been restated from a "one-month-delayed" basis to a "current-month" basis.

          COAL TRAFFIC - Ranked by tons handled, coal, coke and iron ore--most of which is bituminous coal--is NS Rail's principal commodity group. NS Rail originated 114.7 million tons of coal, coke and iron ore in 1994 and handled a total of 125.9 million tons. Originated tonnage increased 2.3 percent from 112.1 million tons in 1993, and total tons handled increased 6.7 percent from 118.0 million tons in 1993. Revenues from coal, coke and iron ore, which accounted for 32 percent of NS Rail's total railway operating revenues and 36 percent of total revenue ton miles in 1994, were $1.26 billion, an increase of 4 percent from $1.21 billion in 1993.

          The following table shows total coal tonnage originated on-line, received from connections and handled for the five years ended December 31, 1994:

                            Tons of Coal (Millions)
                 ---------------------------------------------
                 1994      1993      1992      1991      1990
                 ----      ----      ----      ----      ----
     Originated  112.0     109.7     115.5     116.8     126.6
     Received     11.1       5.9       6.3       6.5       6.8
                 -----     -----     -----     -----     -----
     Handled     123.1     115.6     121.8     123.3     133.4

Note: Coal tonnage for 1990 has been restated from a "settled" basis to a "movement" basis.

          Of the 112.0 million tons of coal originating on NS Rail in 1994, the approximate breakdown is as follows: 41.2 million tons from West Virginia, 36.5 million tons from Virginia, 23.6 million tons from Kentucky, 5.7 million tons from Alabama, 3.0 million tons from Illinois, 1.5 million tons from Tennessee, and 0.5 million tons from Indiana. Of this NS Rail-origin coal, approximately
25.0 million tons moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 18.3 million tons moved to domestic and Canadian steel industries; 59.8 million tons of steam coal moved to electric utilities; and 8.9 million tons moved to other industrial and miscellaneous users. NS Rail moved 10.4 million tons of originated coal to various docks on the Ohio River for further movement by barge and 5.2 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

          Total NS Rail coal tonnage handled through all system ports in 1994 was 43.6 million. Of this total, 64 percent moved through the pier facilities at Lamberts Point. In 1994, total tonnage handled at Lamberts Point, including coastwise traffic, was
27.8 million tons, a 0.7 percent increase from the 27.6 million tons handled in 1993.

          For the five years ended December 31, 1994, the quantities of NS Rail coal handled only for export through Lamberts Point were as follows:

                          Export Coal through Lamberts Point
                                 (Millions of tons)
                     -------------------------------------------
                     1994     1993      1992      1991      1990
                     ----     ----      ----      ----      ----
         Originated  23.9     24.6      30.8      34.3      35.1
         Handled     24.1     24.9      31.2      34.6      35.4

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 25.

           MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Chemicals; Paper/Forest; Automotive; Agriculture; and Metals/Construction).
Total NS Rail merchandise revenues increased in 1994 to $2.54 billion, a 6 percent increase over 1993. Merchandise carloads handled in 1994 were 3.03 million, compared with 2.82 million handled in 1993, an increase of 8 percent.

           In 1994, 106.4 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS Rail, originated on line. The balance of NS Rail's merchandise traffic was received from connecting carriers (mostly railroads, with some intermodal, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

          Revenues in all six market groups comprising merchandise traffic improved over 1993, with four of the six increasing by 8% or more. The biggest gains were in Intermodal, up $53.7 million; Chemicals, up $39.3 million; Agriculture, up $27.8 million; and Metals/Construction, up $25.3 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 25.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations during the periods indicated:

                                    Year Ended December 31,
                         -------------------------------------------
                           1994     1993     1992     1991     1990
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          122.3    111.6    107.6    103.7    106.3
Freight train miles
 traveled (millions)        46.0     43.3     41.1     37.8     36.8
Revenue tons per carload    65.6     65.1     66.0     66.7     68.7
Revenue per ton mile     $0.0311  $0.0323  $0.0333  $0.0335  $0.0340
Revenue tons per train     2,655    2,577    2,618    2,743    2,884
Revenue ton miles
 per man-hour worked       2,579    2,304    2,184    2,023    1,955
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         73.2     75.3     75.0     77.9*    78.0

Note: Revenue ton miles (RTMs) for 1990 have been restated from a "shortest route" basis to an "actual route" basis. RTMs for 1990 through 1992 have been restated from a "one-month-delay" basis to a "current-month" basis.

* Excluding a special charge in 1991 which increased railway operating expenses by $483 million.

          FREIGHT RATES - In 1994 NS Rail continued its reliance on private contracts and exempt price quotes as its predominant pricing mechanisms. Thus, a major portion of NS Rail's freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. Proposals pending in Congress in early 1995 would further reduce rate regulation of railroads.

          In 1994, the ICC found NS Rail "revenue inadequate" based on results for the year 1993. A railroad is "revenue inadequate" under the Interstate Commerce Act when its return on net investment does not exceed the rail industry's composite cost of capital. The absence of "revenue adequacy" lets a railroad use a provision in the Interstate Commerce Act allowing increases in regulated rates by a specific percentage. However, with the decreasing importance of regulated tariff traffic to NS Rail, the ICC's "revenue adequacy" findings have less impact than formerly.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS Rail's lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, N.C. Former Amtrak operations between East St. Louis and Centralia, Il., were discontinued by Amtrak on November 3, 1993. Commuter trains continued operations on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for reimbursement of related expenses incurred by NS Rail. During 1993, a lease of the Chicago to Manhattan, Il., line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced an agreement under which NS Rail had provided commuter rail service for the Authority.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1994, NS Rail owned or leased the following units of equipment:

                                 Number of Units
                       --------------------------------    Capacity
                         Owned*     Leased      Total    of Equipment
                         -----      ------      -----    ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,833           6      1,839     5,424,950
  Switching                 155         --         155       228,550
  Auxiliary units            67         --          67        --
                       --------     -------   --------    ----------
    Total locomotives     2,055           6      2,061     5,653,500
                       ========     =======   ========    ==========

Freight Cars:                                                (Tons)
  Hopper                 36,499         --      36,499     3,607,549
  Box                    23,153         232     23,385     1,765,937
  Covered Hopper         15,466         685     16,151     1,593,735
  Gondola                18,478          50     18,528     1,754,900
  Flat                    4,336          53      4,389       306,750
  Caboose                   333         --         333        --
  Other                   1,684         774      2,458       165,272
                       --------     -------   --------    ----------
    Total freight cars   99,949       1,794    101,743     9,194,143
                       ========     =======   ========    ==========

Other:
  Work equipment          6,640           5      6,645
  Vehicles                3,955         --       3,955
  Highway trailers        3,225       1,997      5,222
  Miscellaneous           1,471         --       1,471
                       --------     -------   --------
    Total other          15,291       2,002     17,293
                       ========     =======   ========



* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

          The following table indicates the number and age of locomo-tives and freight cars owned by NS Rail at December 31, 1994:

                                         Year Built
             ----------------------------------------------------------------
                                                1984-   1978-  1977 &
             1994   1993   1992   1991   1990   1989    1983   Before   Total
             ----   ----   ----   ----   ----   ----    ----   ------   -----
Locomotives:
  Number of
    units      25     31     55     53     46     413     535     897   2,055
  Percent of
    fleet     1.2    1.5    2.7    2.6    2.2    20.1    26.0    43.7   100.0

Freight cars:
  Number of
    units     788    931    581    557  1,729   2,875  17,097  75,391  99,949
  Percent of
    fleet     0.8    0.9    0.6    0.6    1.7     2.9    17.1    75.4   100.0

          The average age of the freight car fleet at December 31, 1994, was 21.9 years. During 1994, NS Rail retired 3,333 freight cars. As of December 31, 1994, the average age of the locomotive fleet was 15.8 years. During 1994, NS Rail retired 24 locomotives, the average age of which was 23.6 years. Since 1988, NS Rail has rebodied more than 17,200 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is indicated by the percentage of freight cars built in earlier years.

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

                                               Annual Average
                                   -------------------------------------
                                    1994    1993    1992    1991    1990
                                    ----    ----    ----    ----    ----
Freight Cars (excluding cabooses):
    NS Rail                         6.7%    7.3%    7.6%    6.5%    6.4%
    All Class I railroads           7.3     7.1     7.5     7.3     7.7
Locomotives:
    NS Rail                         4.7     4.3     4.4     4.3     4.2

Note: Since 1992, the locomotive bad order ratio has been calculated excluding stored locomotives. Years prior to 1992 have been restated to conform to this presentation.

          TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is heavyweight rail ranging from 90 to 155 pounds per yard. Of the 23,172 miles of track maintained by NS Rail as of December 31, 1994, 15,712 miles were laid with welded rail.

          The density of traffic on NS Rail running track (main line trackage plus passing track) during 1994 was as follows:

           Gross tons of
          freight carried
          per track mile      Track miles       Percent
            (Millions)     of running tracks*   of total
          ---------------  -----------------    --------
             0-4                 5,478             32
             5-19                5,289             32
             20 and over         5,993             36
                                ------            ---
                                16,760            100

         * Excludes trackage rights.

          The following table summarizes certain information about NS
Rail's track roadway additions and replacements during the last five years:

                                  1994    1993    1992    1991    1990
                                  ----    ----    ----    ----    ----
Track miles of rail installed      480     574     660     679     743
Crossties installed (millions)     1.7     1.6     1.9     1.9     1.9
Miles of track surfaced          4,760   5,048   5,690   5,646   5,844

          MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 6,584 radio path miles, 374 active stations and 7 passive repeater stations, provides communications for Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides approximately 2,168,990 individual voice channel miles of circuits. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

          TRAFFIC CONTROL - Of a total of 13,457 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,274 road miles are governed by centralized traffic control systems (of which 81 miles are controlled by data radio from seven microwave site locations) and 2,734 road miles are equipped for automatic block system operation.

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

          ENCUMBRANCES - Certain rail rolling stock is subject to the prior lien of equipment financing obligations amounting to approximately $497.2 million as of December 31, 1994, and $521.8 million as of December 31, 1993. In addition, a significant portion of NS Rail's properties are subject to liens securing as of December 31, 1994, and 1993, approximately $33.9 million and $74.8 million of mortgage debt, respectively.

          CAPITAL EXPENDITURES - During the five calendar years ended
December 31, 1994, capital expenditures for road, equipment and other property were as follows:

                                     Capital Expenditures
                          ------------------------------------------
                           1994     1993     1992     1991     1990
                           ----     ----     ----     ----     ----
                                   (In millions of dollars)
  Railway property
    Road                  $382.3   $411.0   $425.1   $392.8   $389.4
    Equipment              235.0    218.1    187.8    193.1    203.3
  Other property            22.3      0.1      4.2     77.2      9.4
                          ------   ------   ------   ------   ------
  Total                   $639.6   $629.2   $617.1   $663.1   $602.1
                          ======   ======   ======   ======   ======

          NS Rail's capital spending and maintenance programs are and have been designed to assure the Company's ability to provide safe, efficient and reliable transportation services. For 1995, NS Rail is planning $686 million of capital spending, and anticipates new equipment financing of approximately $110 million. Looking further ahead, capital spending is expected to remain in the $600 to $700 million range for the next few years. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis," on page 34, and in
Note 17 to the Consolidated Financial Statements on page 59.

          EMPLOYEES - NS Rail employed an average of 24,710 employees in 1994, compared with an average of 25,531 in 1993 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per rail-related employee during 1994 was $41,528 in wages and $18,344 in employee benefits. Approximately 82 percent of these employees are represented by various labor organizations.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the ICC, various state regulatory agencies and the Department of Transportation. The ICC has jurisdiction over many rates, routes, conditions of service, and the extension or abandonment of rail lines. The ICC also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of the railroads by the ICC, started over a decade ago under the Staggers Rail Act of l980, has continued. The ICC has recently authorized the partial deregulation of the charges railroads pay for the use of rail cars. NS Rail is expected to benefit from the deprescription of car hire because it owns older cars of types which are in high demand. These cars will likely bring higher rentals under deprescription than under regulated rates.

          Certain revenue transactions and classes of traffic already have been exempted from ICC regulation. Those most significant for NS Rail are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, after approval by the ICC, effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under ICC approved transportation contracts.

          In early 1995, Congress had under consideration proposals for additional reductions in economic regulation of railroads, including proposals for "sunsetting" the ICC and transferring its remaining functions to another agency.

          COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling, and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

          NS Rail's primary competitor is the CSX system, which operates throughout much of the same territory served by NS Rail. Other railroads also operate in parts of the territory. NS Rail also competes with motor carriers and water carriers, and with shippers who have the additional option of handling their own goods in private carriage. Increasingly, cooperative strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets. A subsidiary of NS, which is not part of NS Rail, entered into such a strategy with a Conrail subsidiary forming a partnership in 1993 which offered intermodal service using RoadRailer(Registered Trademark) equipment. NS Rail provides some of the rail line-haul for this partnership.


Item 3.   Legal Proceedings.
------    -----------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Registrant.
------------------------------------
          Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1995, relating to these officers:

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
David R. Goode, 54,             Present position since September 1992.
  President and Chief            Also, Chairman, President and Chief
  Executive Officer              Executive Officer of Norfolk
                                 Southern Corporation since September
                                 1992, President from October 1991 to
                                 September 1992, and Executive Vice
                                 President-Administration from
                                 January to October 1991.  Served as
                                 Vice President-Administration of
                                 Norfolk Southern Railway from
                                 January 1991 to February 1992, Vice
                                 President from February to September
                                 1992, and prior thereto as Vice
                                 President-Taxation of Norfolk
                                 Southern Railway and NS.

Paul N. Austin, 51, Vice        Present position since June 1994.
  President-Personnel             Also, Vice President-Personnel of
                                  Norfolk Southern Corporation
                                  since June 1994.  Served as
                                  Assistant Vice President-
                                  Personnel of NS from February
                                  1993 to June 1994, and prior
                                  thereto as Director Compensation.

William B. Bales, 60, Vice      Present position since August 1993.
  President-Coal Marketing       Also, Vice President-Coal
                                 Marketing of Norfolk Southern
                                 Corporation since August 1993.
                                 Served prior thereto as Vice
                                 President-Coal and Ore Traffic of
                                 Norfolk Southern Railway and NS.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
R. Alan Brogan, 54, Vice        Present position since December 1992.
  President-Transportation       Also, Executive Vice President-
  Logistics                      Transportation Logistics of
                                 Norfolk Southern Corporation since
                                 December 1992, Vice President-
                                 Quality Management from April 1991
                                 to December 1992, Vice President-
                                 Material Management and Property
                                 Services from July 1990 to April
                                 1991, and prior thereto as Vice
                                 President of Material Management.
                                 Served as Vice President-Quality
                                 Management of Norfolk Southern
                                 Railway from June 1991 to December
                                 1992, and prior thereto as Vice
                                 President-Material Management.

Thomas L. Finkbiner, 42, Vice   Present position since August 1993.
  President-Intermodal           Also, Vice President-Intermodal
                                 of Norfolk Southern Corporation
                                 since August 1993.  Served as Senior
                                 Assistant Vice President-
                                 International and Intermodal of NS
                                 from April to August 1993, and prior
                                 thereto as Assistant Vice President-
                                 International and Intermodal.

James A. Hixon, 41, Vice        Present position since June 1993.
  President-Taxation             Also, Vice President-Taxation of
                                 Norfolk Southern Corporation since
                                 June 1993.  Served as Assistant Vice
                                 President-Tax Counsel of NS from
                                 January 1991 to June 1993, and prior
                                 thereto as General Tax Attorney.

Jon L. Manetta, 57, Vice        Present position since June 1994.
  President-Transportation        Also, Vice President-
                                  Transportation of Norfolk
                                  Southern Corporation since June
                                  1994.  Served as Assistant Vice
                                  President-Transportation of NS
                                  from October 1993 to June 1994.
                                  Served as Assistant Vice
                                  President-Strategic Planning of
                                  NS from January 1993 to October
                                  1993, Director Joint Facilities
                                  and Budget from March 1992 to
                                  January 1993, Assistant Terminal
                                  Superintendent-Transportation
                                  from January 1991 to March 1992,
                                  and prior thereto as Assistant
                                  Superintendent-St. Louis
                                  Terminal.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
Harold C. Mauney, Jr., 56,      Present position since December 1992.
  Vice President-Quality         Also, Vice President-Quality
  Management                     Management of Norfolk Southern
                                 Corporation since December 1992.
                                 Served as Assistant Vice President-
                                 Quality Management of NS from April
                                 1991 to December 1992, and prior
                                 thereto as General Manager-
                                 Intermodal Transportation Services.

Donald W. Mayberry, 51, Vice    Present position since October 1987.
  President-Mechanical           Also, Vice President-Mechanical of
                                 Norfolk Southern Corporation
                                 since October 1987.

James W. McClellan, 55, Vice    Present position since October 1993.
  President-Strategic Planning   Also, Vice President-Strategic
                                 Planning of Norfolk Southern
                                 Corporation since October 1993.
                                 Served as Assistant Vice President-
                                 Corporate Planning of NS from March
                                 1992 to October 1993, and prior
                                 thereto as Director-Corporate
                                 Development.

Kathryn B. McQuade, 38, Vice    Present position since December 1992.
  President-Internal Audit       Also, Vice President-Internal
                                 Audit of Norfolk Southern
                                 Corporation since December 1992.
                                 Served as Director-Income Tax
                                 Administration of NS from May 1991
                                 to December 1992, and prior thereto
                                 as Director-Federal Income Tax
                                 Administration.

Charles W. Moorman, 43, Vice    Present position since October 1993.
  President-Information          Also, Vice President-Information
  Technology                     Technology of Norfolk Southern
                                 Corporation since October 1993.
                                 Served as Vice President-Employee
                                 Relations of Norfolk Southern Railway
                                 and NS from December 1992 to October
                                 1993, Vice President-Personnel and
                                 Labor Relations from February to
                                 December 1992, Assistant Vice
                                 President-Stations, Terminals and
                                 Transportation Planning of NS from
                                 March 1991 to February 1992, Senior
                                 Director Transportation Planning from
                                 March 1990 to March 1991, and prior
                                 thereto as Director, Transportation
                                 Planning.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
Phillip R. Ogden, 54, Vice      Present position since December 1992.
  President-Engineering          Also, Vice President-Engineering
                                 of Norfolk Southern Corporation
                                 since December 1992.  Served as
                                 Assistant Vice President-Maintenance
                                 of NS from November 1990 to December
                                 1992, and prior thereto as Chief
                                 Engineer-Line Maintenance North.

L. I. Prillaman, Jr., 51,       Present position since December 1992.
  Vice President-Properties      Also, Vice President-Properties
                                 of Norfolk Southern Corporation
                                 since December 1992.  Served prior
                                 thereto as Vice President and
                                 Controller of Norfolk Southern
                                 Railway and NS.

John P. Rathbone, 43, Vice      Present position since December 1992.
  President and Controller       Also, Vice President and
                                 Controller of Norfolk Southern
                                 Corporation since December 1992 and
                                 prior thereto as Assistant Vice
                                 President-Internal Audit.

William J. Romig, 50,           Present position since December 1992.
  Vice President                 Also, Vice President and
                                 Treasurer of Norfolk Southern
                                 Corporation since December 1992 and
                                 prior thereto as Assistant Vice
                                 President-Finance.

Donald W. Seale, 42, Vice       Present position since August 1993.
  President-Merchandise          Also, Vice President-Merchandise
  Marketing                      Marketing of Norfolk Southern
                                 Corporation since August 1993.
                                 Served as Assistant Vice President-
                                 Sales and Service of NS from May
                                 1992 to August 1993, Director-
                                 Metals, Waste and Construction from
                                 March 1990 to May 1992, and prior
                                 thereto as Director-Marketing
                                 Development.

John S. Shannon, 64, Vice       Present position since May 1984.
  President-Law                  Also, Executive Vice President-
                                 Law of Norfolk Southern Corporation
                                 since June 1982.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
Powell F. Sigmon, 55, Vice      Present position since January 1995.
  President-Research and         Also, Vice President-Research and
  Tests                          Tests of Norfolk Southern
                                 Corporation since January 1995.
                                 Served as Vice President-Safety,
                                 Environmental and Research
                                 Development from October 1993 to
                                 January 1995, Assistant Vice
                                 President-Mechanical (Car) of NS
                                 from January 1991 to October 1993,
                                 and prior thereto as General Manager-
                                 Mechanical Facilities.

Robert S. Spenski, 60, Vice     Present position since June 1994.
  President-Labor Relations       Also, Vice President-Labor
                                  Relations of Norfolk Southern
                                  Corporation since June 1994, and
                                  prior thereto as Senior Assistant
                                  Vice President-Labor Relations.

Stephen C. Tobias, 50,          Present position since October 1993.
  Vice President                 Also, Senior Vice President-
                                 Operations of Norfolk Southern
                                 Corporation since October 1993.
                                 Served as Vice President-Strategic
                                 Planning of Norfolk Southern
                                 Railway and NS from December 1992
                                 to October 1993, and prior thereto
                                 as Vice President-Transportation.

John R. Turbyfill, 63, Vice     Present position since June 1993.
  President                      Also, Vice Chairman of Norfolk
                                 Southern Corporation since June
                                 1993.  Served prior thereto as
                                 Executive Vice President-Finance of
                                 NS since June 1982, and Vice
                                 President-Finance of Norfolk
                                 Southern Railway since March 1984.

D. Henry Watts, 63, Vice        Present position since July 1986.
  President and Chief            Also, Executive Vice President-
  Traffic Officer                Marketing of Norfolk Southern
                                 Corporation since July 1986.

                                      Business Experience during
Name, Age, Present Position                  past 5 Years
---------------------------     --------------------------------------
Henry C. Wolf, 52, Vice         Present position since June 1993.
  President-Finance              Also, Executive Vice President-
                                 Finance of Norfolk Southern
                                 Corporation since June 1993.
                                 Served as Vice President-Taxation
                                 of Norfolk Southern Railway and NS
                                 from January 1991 to June 1993, and
                                 prior thereto as Assistant Vice
                                 President-Tax Counsel.

Dezora M. Martin, 47,           Present position since October 1993.
  Corporate Secretary            Served prior thereto as
                                 Assistant Corporate Secretary of
                                 Norfolk Southern Railway and NS.

Ronald E. Sink, 52,             Present position since September
  Treasurer                      1987.

                                 PART II


Item 5.   Market for the Registrant's Common Stock and Related
------    ----------------------------------------------------
          Stockholder Matters.
          -------------------

COMMON STOCK
------------
          Since June 1, 1982, NS has owned all the common stock of Norfolk Southern Railway Company. The common stock is not publicly traded.

SERIAL PREFERRED STOCK
----------------------
          There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences deemed appropriate at the time of issuance.

          The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of February 28, 1995, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, September 15 and December 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

          In June 1989, NS announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 28, 1995, NS had purchased 104,727 shares of Series A Stock at a total cost of $3,708,463; as of the same date, NS held a total of 104,822 shares.

Item 6.   Selected Financial Data.
------    -----------------------

                    NORFOLK SOUTHERN RAILWAY COMPANY
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       FIVE-YEAR FINANCIAL REVIEW

                               1994    1993(1)     1992    1991(2)     1990
                             --------  --------  --------  --------  --------
                                        (In millions of dollars)
RESULTS OF OPERATIONS:
Railway operating revenues  $ 3,918.1  $3,727.6  $3,709.1  $3,598.0  $3,735.1
Railway operating expenses    2,869.2   2,805.9   2,781.7   3,287.2   2,913.9
                            ---------  --------  --------  --------  --------
    Income from railway
      operations              1,048.9     921.7     927.4     310.8     821.2

Other income - net               46.6      57.6      49.5      70.2     172.4
Interest expense on debt         28.3      32.3      44.6      48.4      52.6
                            ---------  --------  --------  --------  --------
    Income before income
      taxes                   1,067.2     947.0     932.3     332.6     941.0

Provision for income taxes      385.2     412.8     325.8     102.0     331.2
                            ---------  --------  --------  --------  --------
Income before accounting
  changes                       682.0     534.2     606.5     230.6     609.8
Cumulative effect of
  accounting changes            --        247.8     --        --        --
                            ---------  --------  --------  --------  --------
    Net income              $   682.0  $  782.0  $  606.5  $  230.6  $  609.8
                            =========  ========  ========  ========  ========
FINANCIAL POSITION:
Total assets                $10,289.2  $9,873.0  $9,675.5  $9,358.0  $9,273.8
Total long-term debt,
  including current
  maturities                $   539.8  $  604.9  $  714.5  $  735.0  $  712.1
Stockholders' equity        $ 5,440.5  $5,184.9  $4,784.3  $4,449.5  $4,433.3

OTHER:
Capital expenditures        $   639.6  $  629.2  $  617.1  $  663.1  $  602.1
Number of stockholders
  at year end                   3,281     3,517     3,725     3,952     4,168
Average number
  of employees (3)             24,710    25,531    25,650    27,366    28,697

Business Combination
--------------------
 On December 31, 1990, NS, the parent company of Norfolk Southern Railway
Company, transferred all the common stock of its other major railroad subsidiary, NW, to Norfolk Southern Railway Company, principally to combine railroad operations under a common railroad parent. The 1990 financial information above reflects the combined companies.
--------------------------------------------------------------------------
(1)  1993's results include a $60.8 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate retroactive to January 1, 1993 (see Note 4 on page 46).  The cumulative effect of accounting changes (see Note 1 on page 43)
     increased 1993's earnings by $247.8 million.
(2)  Included in 1991 results is a special charge, primarily comprised of costs for labor force reductions. This charge increased railway operating expenses by $483 million and reduced net income by
     $303 million.
(3)  The employee count includes Norfolk Southern Corporation's employees whose primary duties relate to rail operations.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 37 and the Five-Year Financial Review on page 24. The Condensed Summary provides a brief overview of results of operations, and the text beginning under "Results of Operations" is a more detailed analyses.


CONDENSED SUMMARY OF RESULTS OF OPERATIONS

1994 Compared with 1993
-----------------------
     Net income was $682.0 million in 1994, compared with $782.0 million in 1993. However, net income in 1993 was increased by $247.8 million related to the implementation of required accounting changes (see Note 1 on page 43) and reduced by $51.6 million for the prior years' effect of a federal income tax rate increase (see Note 4 on page 46). Excluding the effect of the 1993 accounting changes and the tax rate increase related to prior years, 1994's net income was 16% above the $585.8 million in 1993, setting a record for NS Rail.
     Income from railway operations rose $127.2 million, or 14%, compared with 1993, producing most of the improvement. These results reflected a 5% increase in railway operating revenues (largely due to higher traffic volume) combined with only a 2% increase in railway operating expenses. Nonoperating income was $46.6 million, compared with $57.6 million in 1993 (see Note 3 on page 46), principally a result of reduced gains on sales of property.

1993 Compared with 1992
-----------------------
     Net income was $782.0 million in 1993, compared with $606.5 million in 1992. However, as discussed previously, results for 1993 were significantly affected by required accounting changes and by an increase in the federal income tax rate. Excluding the effect of the accounting changes and the tax rate increase related to prior years, 1993's earnings would have been $585.8 million, a $20.7 million decrease from 1992. Railway operating revenues increased less than 1%, compared with 1992, as gains in merchandise traffic were substantially offset by lower coal traffic levels. Railway operating expenses increased 1%, compared with 1992. Nonoperating income in 1993 rose $8.1 million, compared with 1992, due to gains from sales of property (see Note 3 on page 46).

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a Graph in the Annual Report to Stockholders)
                        (In millions of dollars)

                 1994       1993       1992       1991       1990
               --------   --------   --------   --------   --------
Revenues       $3,918.1   $3,727.6   $3,709.1   $3,598.0   $3,735.1
Expenses        2,869.2    2,805.9    2,781.7    3,287.2*   2,913.9

* Includes special charge.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $3.92 billion in 1994, compared with $3.73 billion in 1993 and $3.71 billion in 1992. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                        (In millions of dollars)

                                     1994       1993       1992
                                   --------   --------   --------
Coal                               $1,262.5   $1,213.3   $1,296.0
Chemicals                             512.2      472.9      471.7
Paper/forest                          505.4      502.7      499.5
Automotive                            432.1      429.5      401.5
Agriculture                           347.5      319.7      301.4
Metals/construction                   321.4      296.1      276.3
Intermodal                            425.6      371.9      341.0
                                   --------   --------   --------
     Freight revenues               3,806.7    3,606.1    3,587.4
Other, principally switching
 and demurrage                        111.4      121.5      121.7
                                   --------   --------   --------
     Total                         $3,918.1   $3,727.6   $3,709.1
                                   ========   ========   ========

     Traffic volume increased or remained steady for all market groups in 1994 and increased for all market groups except coal in 1993. The revenue per unit/mix variance in both years was attributable to shorter haul business and increased double-stack business, both of which have lower average rates.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                        (In millions of dollars)

                                    1994 vs. 1993   1993 vs. 1992
                                    -------------   -------------
Traffic volume (carloads)              $ 251.7         $  67.0
Revenue per unit/mix                     (61.2)          (48.5)
                                       -------         -------
     Total                             $ 190.5         $  18.5
                                       =======         =======

     Some of the fastest growing market segments are in shorter haul, repetitive movements. This type of traffic complements NS Rail's efforts to improve asset utilization and demonstrates that efficient operations can generate profit opportunities in nontraditional markets.
     COAL (including coke and iron ore) traffic volume in 1994 increased 5%, and revenues, which represented 32% of total railway operating revenues, were up 4% from 1993. Coal accounted for about 98% of this market group's volume, and 91% of coal shipments originated on NS Rail's lines. As shown in the following table, the decline in steel coal was more than offset by a significant increase in utility coal, up 16%, compared with 1993.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                           TOTAL COAL TONNAGE
                          (In millions of tons)

                                    1994      1993      1992
                                   -----     -----     -----
          Utility                   70.2      60.6      61.0
          Export                    25.2      25.7      32.6
          Steel                     18.8      20.5      19.4
          Other                      8.9       8.8       8.8
                                   -----     -----     -----
               Total               123.1     115.6     121.8
                                   =====     =====     =====

     Utility coal traffic was up early in the year as a result of bitter weather and the resulting depletion of plant stockpiles. The pace at which 1994 outperformed 1993 slowed as the weather normalized, power generation demand lessened and coal inventories grew. New movements of western coal into Georgia also contributed to the 1994 increase. NS Rail handled five million tons of western coal in 1994, and this volume is expected to increase in 1995.
     The favorable outlook for utility coal reflects increasing demand for low-sulfur coal as utilities seek to comply with Clean Air Act Amendments. A high proportion of the mines served by NS Rail produce low-sulfur coal. The January 1, 1995, Phase I deadline under the Clean Air Act has already caused an increase in NS Rail's low-sulfur coal handlings. This trend is expected to accelerate as the Phase II deadline of January 1, 2000, approaches.
     Export coal traffic at the beginning of 1994 continued to reflect the poor demand seen in 1993. Shipments remained depressed as a result of the weak European economy and strong competition from other producing countries. Excess world capacity pushed coal prices lower in early 1994. However, by mid-1994, U.S. coal supplies for the export market had been reduced due to a strong domestic market and mine closings. Economic recovery in Europe and Japan improved demand for steel and electricity, and within a short time the coal supply-demand situation tightened. By the end of 1994, delivery times were longer and prices had risen.
     Continued economic growth in the Far East and Europe is expected to increase demand for U.S. coal, especially steam coal. Reduced mining subsidies in Europe, primarily in Germany, may reduce European coal production. On the other hand, overseas demand for coal used in steelmaking is expected to be flat in the short term and to decline over the longer term as new technologies slowly diminish the need for this type of coal. On balance, U.S. coal exports are expected to increase, but at rates below those seen in previous economic recoveries.
     During 1994, NS Rail completed modifications to the two shiploaders at Pier 6 in Norfolk, Va., enabling large vessels to be loaded more quickly.
     Steel coal domestic traffic was reduced by the closing of one coke battery and extended maintenance at another battery. These batteries produce coke for making steel; however, because advancing technologies allow for production of steel with little or no coke, this domestic market is expected to decline slowly.
          Coal traffic volume in 1993 decreased 6%, compared with 1992, and revenues also were down 6%. The export coal market was weak for all of 1993. Additionally, stockpiles were at high levels in the United Kingdom, and two Italian generating stations were closed all year. A UMWA strike, settled in December 1993, although not widespread at mines served by NS Rail, idled four operations heavily oriented toward export shipments. In contrast to the export market, domestic coal remained steady in 1993, compared with 1992, as extended periods of warmer-than-usual summer temperatures in the Southeast resulted in increased business for a number of utility

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

customers. NS Rail also did well in 1993 in the domestic steel market. While total volumes in this market remained flat, compared with 1992, NS Rail was able to increase its market share.
     MERCHANDISE traffic volume in 1994 increased 8%, and revenues increased 6%, compared with 1993. Merchandise carloads handled in 1994 were 3.0 million, compared with 2.8 million in 1993. Revenues in all six market groups comprising merchandise traffic improved over 1993, with four of the six increasing 8% or more.
     CHEMICALS traffic rose 9% over 1993, and revenues increased 8%. A strong economy strengthened the demand for chemicals, and shipments of fertilizer and plastics were stronger in 1994 than in recent years. NS Rail is continuing its expansion of rail-truck bulk distribution facilities to handle a variety of dry and liquid products. One new Thoroughbred Bulk Transfer facility opened in 1994, and construction started on five more. These facilities should play an important part in fostering the growth of chemicals traffic in 1995 and beyond.
     PAPER/FOREST traffic and revenues were both about even with 1993, reflecting weak production, severe winter weather and floods in south Georgia. Some of the weakness in paper was offset by an 8% gain in lumber traffic, in part, due to the opening of five new lumber distribution centers. These centers facilitate combined rail-truck movements of lumber and wood products to retail outlets. A resumption of moderate growth is expected as paper market conditions improve and distribution center traffic increases.
     AUTOMOTIVE traffic remained steady in 1994, compared with 1993, and revenues increased to their highest level in NS Rail's history. NS Rail's revenues from automotive traffic have grown 32% since 1991, although only 1% of this growth occurred in 1994. Traffic volume in 1994 was adversely affected by retooling at four plants located on NS Rail's lines. These plants are scheduled to resume production between early 1995 and mid-1996. During 1994, NS Rail implemented a number of train coordination projects with Conrail and Florida East Coast Railway to improve transit times for the growing network of automotive assembly plants. Over the next few years, growth in NS Rail's automotive traffic is expected to resume as the plant retoolings are completed and new plants come on line. Production began at Toyota's second Georgetown, Ky., plant in March 1994 and at BMW's new facility in Greer, S.C., in September 1994. Mercedes' plant in Alabama is expected to come on line in 1997.
     AGRICULTURE traffic rose 7%, and revenues increased 9%. Early in the year, favorable harvest conditions in NS Rail sourcing areas and poor conditions elsewhere boosted traffic. Later in the year, NS Rail traffic levels also were very strong, reflecting record corn and soybean harvests and aggressive programs to increase car utilization through greater use of 50- and 100-car unit trains. Agriculture has become a growth market for NS Rail, with revenues increasing 21% during the last five years. This group is expected to continue to grow as poultry consumption, with the commensurate rise in demand for feed grain, increases. In 1995, three new feed mills are expected to open along NS Rail's lines. NS Rail is continuing efforts to locate new poultry processing facilities on its lines. Growth also is expected from short-haul movements diverted from truck due to improved train service.
     METALS/CONSTRUCTION traffic and revenues both rose 9%. Most of the revenue gain was in shipments of steel, as this industry had its best year since 1973. Business also increased because of new steel plants and from aluminum traffic diverted from truck. Late in 1994, NS Rail began sheet-steel movements to Mexico under a new six-year contract. Construction markets were strong, with output up 5%. Movements of sand and gravel were up 13% due to increased highway repair and construction activity. Growth prospects for metals/construction appear good. Business is expected to benefit from new steel plants on NS Rail's lines, new municipal solid waste movements and the increased business to Mexico.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     INTERMODAL traffic rose 13%, and revenues increased 14%, compared with 1993. Intermodal is NS Rail's fastest growing line of business, achieving record levels of volume, revenue and profitability in 1994. Intermodal growth in 1994 was led by an increase in trailer-on-flatcar
(TOFC) business and, in particular, the less-than-truckload segment. Notably, these customers, generally major trucking companies, tend to use their own trailers rather than NS Rail's trailers. During 1994, these trucking companies switched substantial amounts of business from highway to rail. This trend is expected to continue in 1995 and beyond, although at a rate lower than that experienced in 1994. Containers-on-flatcar
(COFC) business also improved in 1994. The export container segment, NS Rail's largest COFC market, improved as the economies in Europe recovered, and the countries in the Asia/Pacific region experienced rapid growth in production. Revenues from domestic COFC movements also improved, as NS Rail increased its market share. Much of this growth was related to aggressive facility and transit-time improvements, including expanding or upgrading five terminal facilities. Current capacity, combined with three planned terminal expansions, will accommodate an expected growth in COFC and double-stack business.
     During 1993, all six merchandise market groups showed improvement over 1992. Traffic volume increased 6%, and revenues increased 4%. The largest revenue increases were in the intermodal group, up $30.9 million, or 9%, the automotive group, up $28.0 million, or 7%, and metals/construction, up $19.8 million, or 7%.
     The 1993 growth in intermodal was led by a 21% increase in services provided to Triple Crown Services Company (a partnership between subsidiaries of NS and Consolidated Rail Corporation) due to strong automotive shipments and expansion of service to the Northeast. COFC revenues were up 6% compared with 1992, a smaller increase than in previous years due to recessions in Europe and Japan. TOFC revenues were up 11%, boosted by gains from haulage arrangements with truckload carriers. The 1993 growth in automotive traffic was primarily due to strong demand for vehicles produced at plants served by NS Rail. In addition, NS Rail benefited from a full year of production at the Ford/Nissan plant located near Avon Lake, Ohio. Successful marketing efforts, such as the program with GM for just-in-time movement of auto parts, also contributed to the higher traffic levels in 1993. The improvement in the metals/construction group in 1993, compared with 1992, was largely a result of increased iron and steel shipments related to strong industry production and new plants located on NS Rail's lines. Shipments of construction commodities also were strong due to a recovery in housing.

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1994 totaled $2.87 billion, only 2% higher than 1993, despite a 7% increase in traffic volume. Railway operating expenses in 1993 were $2.81 billion, a 1% increase compared with 1992.
     The 1994 NS Rail railway operating ratio continued to be the best among the major railroads in the United States and improved by more than two full points compared with 1993.

                         RAILWAY OPERATING RATIO
         (Shown as a Graph in the Annual Report to Stockholders)
   (railway operating expenses divided by railway operating revenues)


                  1994     1993     1992     1991     1990
                  -----    -----    -----    -----    -----
                  73.2%    75.3%    75.0%    77.9%*   78.0%

                  * Excludes special charge.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                        (In millions of dollars)

                                     1994 vs. 1993   1993 vs. 1992
                                     -------------   -------------
Compensation and benefits               $ (17.7)       $  14.6
Materials, services and rents              27.0            3.3
Depreciation                               12.7           15.8
Diesel fuel                                 9.0           (3.2)
Casualties and other claims                16.5           (2.2)
Other                                      15.8           (4.1)
                                        -------        -------
     Total                              $  63.3        $  24.2
                                        =======        =======

     COMPENSATION AND BENEFITS represents about half of total railway operating expenses and declined 1% in 1994, compared with 1993, but increased 1% in 1993, compared with 1992.
     The 1994 decline was principally a result of (1) lower accruals for stock-based compensation plans as a result of a lower NS stock price; (2) reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period (see Note 13 on page 55);
(3) the expiration of the Railroad Retirement Repayment Tax in June 1993;
(4) the early retirement program in 1993 (see Note 12 on page 53); and
(5) productivity improvements as a result of continuing reductions in train crew sizes.
     The slightly higher expenses in 1993, compared with 1992, were mainly due to accruals for postretirement and postemployment benefits that, prior to 1993, were accounted for on a pay-as-you-go basis (see "Required Accounting Changes" in Note 1 on page 43) and to higher costs for stock-based compensation plans. A voluntary early retirement program was completed in 1993, which resulted in a $42.4 million charge in compensation and benefits expense (see Note 12 on page 53). Also in 1993, a $46 million credit was recorded in compensation and benefits, reflecting a partial reversal of the 1991 special charge (see Note 15 on page 57).
     MATERIALS, SERVICES AND RENTS consists of items used for maintenance of road (rail line and related structures) and equipment (locomotives and freight cars); equipment rents representing the cost to NS Rail of using freight equipment owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment; and the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads. This category increased 4% in 1994, compared with 1993, and less than 1% in 1993, compared with 1992. The 1994 increase was principally due to higher joint-facility and leased-road costs and to increased locomotive repair costs resulting mostly from higher traffic volume. However, a decrease in usage by other railroads of NS Rail's facilities also contributed to the increase in joint facilities expense. The cost of leasing lines of road is expected to increase in the future as a result of tentative understandings reached with respect to certain North Carolina leases (see
Note 9 on page 51). Partly offsetting these increases was a decline in equipment rent expenses resulting from the partial deprescription (deregulation by the ICC) of car hire rates among railroads. NS Rail expects additional future benefits as deprescription is fully implemented.
     DEPRECIATION expense (see Note 1, "Properties", on page 43, for NS Rail's depreciation policy) was up 4% in 1994, compared with 1993, and 5% in 1993, compared with 1992. The increases in both periods were due to property additions, reflecting substantial levels of capital spending during the three-year period ended December 31, 1994.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Diesel fuel costs increased 5% in 1994, compared with 1993, but declined 2% in 1993, compared with 1992. The 1994 increase was entirely due to higher consumption, driven by a 7% increase in carloadings. On average, 1994's prices were slightly lower than 1993's. NS Rail uses substantial quantities of diesel fuel; therefore, changes in price or consumption have a significant impact on the cost of providing transportation services. Diesel fuel expenses declined in 1993, compared with 1992, mainly due to a lower price offset partially by increased consumption.
     CASUALTIES AND OTHER CLAIMS (including insurance costs, estimates of costs related to personal injury, property damage and environmental matters) increased 14% in 1994, compared with 1993, but decreased 2% in 1993, compared with 1992. The 1994 increase was primarily attributable to environmental cleanup costs associated with a tankcar leak (see also "Environmental Matters" on page 34) and to higher personal injury claim settlement costs. By far the largest component, personal injury expenses, which relates primarily to the cost of on-the-job employee injuries, has shown a favorable trend in the number of incidents since 1990, reflecting success in reducing accidental employee injuries. Unfortunately, the favorable trend in the number of accidental injuries has been more than offset by increased claim costs and higher costs related to non-accidental "occupational" claims.
     The rail industry remains uniquely susceptible to both accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law provides the sole basis for compensating railroad employees who sustain job-related injuries. The system produces results that are unpredictable, inconsistent and frequently unfair, at a cost to the rail industry that is two or three times greater than that under the no-fault workers' compensation systems to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation act.
     OTHER expenses increased 12% in 1994, compared with 1993, and declined 3% in 1993, compared with 1992. The increase over 1993 was due to favorable property tax settlements in 1993 and to higher relocation expenses in 1994 related to new job assignments following 1993's early retirement program. The 1993 decline was largely the result of favorable settlements of issues related to property and other taxes.

Other Income - Net
------------------
     Nonoperating income decreased $11.0 million, or 19%, in 1994, compared with 1993, but increased $8.1 million, or 16%, in 1993, compared with 1992 (see Note 3 on page 46). These fluctuations principally arose because of large gains on sales of property in 1993. Some of the decline in 1994 was offset by an increase in interest income (see Note 3 on page 46). Interest income in 1995 is expected to decrease, reflecting in part the $400.1 million dividend to NS (see Note 2 on page 44).

Interest Expense on Debt
------------------------
     Interest expense on debt declined 12% in 1994, compared with 1993, and 28% in 1993, compared with 1992, due principally to lower levels of equipment debt and fluctuations in the amount of capitalized interest (see Note 6 on page 49).

Income Taxes
------------
     Income tax expense in 1994 was $385.2 million for an effective rate of 36.1%, compared with an effective rate of 43.6% in 1993 and 34.9% in 1992. Income tax expense in 1994 and 1993 was accrued under Statement of Financial Accounting Standards No. 109, rather than under the prior accounting rules (see "Required Accounting Changes" in Note 1 on page 43). Absent the federal income tax rate increase imposed by the Revenue Reconciliation Act of 1993, income tax expense in 1993 would have been $352.0 million for an effective rate of 37.2%.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The effective rate in 1994 benefited from favorable adjustments resulting from settlement of the consolidated federal income tax years 1988 and 1989 and from a favorable adjustment upon filing the 1993 tax return. Deferred tax expense was an unusually high proportion of total tax expense in 1994. A corresponding reduction is reflected in 1994's current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation and property.
     Current income tax expense in 1993 was a higher proportion of total taxes, primarily because of tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal income tax audit. Deferred tax expense for 1993, compared with 1992, decreased primarily for the same reason (see Note 4 on page 46 for the components of income tax expense).

Required Accounting Changes
---------------------------
     Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The principal result was a significant write-up of NS Rail's investment in NS stock. This non-cash adjustment had no income statement effect and increased "Investments" and "Stockholders' equity" in the December 31, 1994, Consolidated Balance Sheet by $417.5 million and $253.1 million, respectively (see Note 1 on page 43).
     Effective January 1, 1993, NS Rail adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 on page 43 for a discussion of these accounting changes). The net cumulative effect of these non-cash adjustments increased 1993's net income by $247.8 million.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 39). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 40). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

($ in millions)               1994      1993      1992      1991      1990
                             ------    ------    ------    ------    ------
Cash and short-term
  investments                $180.9    $152.0    $ 64.0    $137.3    $291.3
Current assets to
  current liabilities           1.1       1.3       1.2       1.1       1.1
Working capital              $113.6    $259.4    $145.4    $ 73.5    $ 61.3
Debt to total capitalization    9.4%     10.9%     13.4%     14.6%     14.3%
Return on average
  stockholders' equity         12.8%     12.0%*    13.1%     11.6%**   13.1%

 * Excluding the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase.

** Excluding special charge.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     CASH PROVIDED BY OPERATING ACTIVITIES, which is NS Rail's principal source of liquidity, increased $289.4 million, or 33%, in 1994, compared with 1993, but declined $82.3 million, or 9%, in 1993, compared with 1992. Since the 1982 consolidation, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending (see Consolidated Statements of Cash Flows on page 40). The improvement in 1994 was primarily a result of increased income from operations, which was $127.2 million higher than 1993, and to lower income tax payments. The 1993 decline was largely attributable to the timing of tax payments, which were $146.0 million higher than in 1992 due to payments related to the 1988-1989 federal income tax audit, higher 1993 earnings and the fact that 1992's tax payments had been low.
     Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1994, 1993 and 1992, $41.9 million, $36.1 million and $134.7 million, respectively, were used for labor costs related to the special charge. The lower payments in 1994 and 1993 were partly due to the failure to reach agreement on terms for certain further labor savings. This situation also led to a partial reversal of the 1991 special charge (see
Note 15 on page 57). Looking ahead, the labor portion of the special charge is expected to require $30 million in each of the next two years to achieve productivity gains permitted by the agreements. NS Rail regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments produce significant future labor savings. In 1994, it is estimated that NS Rail's expenses were reduced by $130 million as a result of these programs, and upon full implementation of the labor agreements, there will be additional savings of about $20 million per year.
     CASH USED FOR INVESTING ACTIVITIES increased 45% in 1994, compared with 1993, but declined 22% in 1993, compared with 1992. The higher use in 1994 was due to significant advances made to NS which were then dividended to NS at the end of the year (see Note 2 on page 44).
     The other significant use of cash was for property additions, totaling $639.6 million, largely for railway projects. Efforts to maintain a reasonable level of capital spending while increasing business are ongoing as NS Rail seeks to maximize utilization of its assets. In this connection, NS Rail continues to review its route network to identify areas where efficiency can be enhanced by coordinated agreements with other railroads, or through sales or abandonments.
     Large borrowings on corporate owned life insurance, reflected in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows (see Note 5 on page 49), partially offset the use of cash for intercompany advances and property additions in 1994.
     In 1993, a combination of repayments on advances to NS and higher proceeds from sales of property was responsible for the improvement compared with 1992.

                          CAPITAL EXPENDITURES
         (Shown as a Graph in the Annual Report to Stockholders)
                        (In millions of dollars)

                          1994     1993     1992     1991     1990
                         ------   ------   ------   ------   ------
     Road                $382.3   $411.0   $425.1   $392.8   $389.4
     Equipment            235.0    218.1    187.8    193.1    203.3
     Other property        22.3      0.1      4.2     77.2      9.4
                         ------   ------   ------   ------   ------
        Total            $639.6   $629.2   $617.1   $663.1   $602.1
                         ======   ======   ======   ======   ======

     The preceding chart shows capital spending over the past five years, and the following table summarizes track maintenance statistics and the average ages of railway equipment.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

                               1994     1993     1992     1991     1990
                              ------   ------   ------   ------   ------
Track miles of rail installed    480      574      660      679      743
Miles of track surfaced        4,760    5,048    5,690    5,646    5,844
New crossties installed
  (millions)                     1.7      1.6      1.9      1.9      1.9

Freight car fleet (years)       21.9     21.3     20.9     20.2     19.9
Locomotive fleet (years)        15.8     15.1     14.5     14.2     14.8

     The average age of locomotives retired during 1994 was 23.6 years. Since 1988, NS Rail has rebodied more than 17,200 coal cars and plans to continue that program at the rate of about 3,500 cars per year for the next several years. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining serviceability of the freight car fleet is greater than indicated by the increasing average age shown above.
     For 1995, NS Rail is planning $686 million of capital spending and anticipates new equipment financing of approximately $110 million. Barring unforeseen events, total capital spending is expected to remain in the $600 to $700 million range for the next few years. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

     CASH USED FOR FINANCING ACTIVITIES increased 2% in 1994, compared with 1993, and 16% in 1993, compared with 1992. These increases were principally due to higher debt repayments and lower borrowings. Debt activity over the past five years was as follows:

                      1994      1993      1992      1991      1990
                     ------    ------    ------    ------    ------
                                (In millions of dollars)
New debt             $ 41.4    $ 38.5    $ 63.3    $123.8    $ 62.2
Debt repaid           108.3      99.9      84.2      93.8      93.7

     Debt requirements for 1995 are expected to increase related to the planned acquisition of 125 locomotives.

Hedging Activities
------------------
     NS Rail has entered into hedging transactions relating to diesel fuel purchases. No agreements related to the hedges were settled from 1992 through 1994, and outstanding agreements at December 31, 1994, were less than $5 million.


ENVIRONMENTAL MATTERS

     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Operating expenses for environmental protection totaled approximately $20 million in 1994 and are anticipated to decrease in 1995. Expenses in 1994 included $10.5 million associated with emergency response and cleanup resulting from release of arsenic acid from a tankcar leased by the shipper from a third party. Capital expenditures for environmental projects amounted to approximately $4 million in 1994 and are expected to be approximately $4 million in 1995. As of December 31, 1994, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $50 million (of which $13 million is accounted for as a current liability), which is NS Rail's best estimate of ultimate liability at 80 identified locations. On that date, eight sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 80 locations, NS Rail and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail works diligently to minimize. In addition, NS Rail has land holdings that serve as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which NS Rail is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.


INFLATION

     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property and equipment. NS Rail, a capital-intensive company, has approximately $12 billion invested in such assets. The replacement costs of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical costs.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

RAIL INDUSTRY TRENDS

     - Negotiations at the national level on agreements with the major labor organizations were under way during 1994, but no new agreements have been concluded. The outcome of these negotiations is uncertain at this time.

     - The Interstate Commerce Commission (ICC) may be abolished or its role substantially redefined. Whether and to what extent the ICC's traditional regulatory functions will be carried out at the federal level--and if so, by what agency or agencies--remain unclear and are a source of uncertainty.

     - NS Rail and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers and maximizing efficiency of the respective railroads.

     - NS Rail and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.

     - There have been some recent merger and consolidation overtures within the railroad industry. NS Rail is closely monitoring this activity in light of its own long-term strategic objectives to protect the interests of its stockholders.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Quarterly Financial Data
                               (Unaudited)

                                              Three Months Ended
                                     ------------------------------------
                                     March 31  June 30  Sept. 30  Dec. 31
                                     --------  -------  --------  -------
                              (In millions of dollars except per share amounts)
          1994
          ----
Railway operating revenues            $ 942.3  $ 997.8  $ 975.8  $1,002.2
Income from railway operations          226.5    275.0    266.2     281.2
Net income                              152.2    177.4    164.7     187.7
Dividends per serial preferred share  $  0.65  $  0.65  $  0.65  $   0.65

          1993*
          ----
Railway operating revenues            $ 910.8  $ 963.2  $ 914.3  $  939.3
Income from railway operations          207.4    253.2    213.4     247.7
Income before accounting changes        147.5    161.1     76.4     149.2
Net income                              395.3    161.1     76.4     149.2
Dividends per serial preferred share  $  0.65  $  0.65  $  0.65   $  0.65

* 1993's results include implementation of required accounting changes that resulted in a $247.8 million increase in first quarter net income (see Note 1 on page 43). Additionally, 1993's results include the effect of a 1% increase in the federal income tax rate which resulted in a $60.8 million decrease in net income, principally reflected in the third quarter (see Note 4 on page 46).


                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1994, 1993 and 1992         38

          Consolidated Balance Sheets
            As of December 31, 1994 and 1993                     39

          Consolidated Statements of Cash Flows
            Years ended December 31, 1994, 1993 and 1992      40-41

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1994, 1993 and 1992                     42

          Notes to Consolidated Financial Statements          43-61

          Independent Auditors' Report                           62


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 64.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income

                                              Years ended December 31,
                                          --------------------------------
                                            1994        1993        1992
                                            ----        ----        ----
                                              (In  millions of dollars)
Railway operating revenues                $3,918.1    $3,727.6    $3,709.1

Railway operating expenses:
 Compensation and benefits
  (Notes 12, 13 and 15)                    1,371.1     1,388.8     1,374.2
 Materials, services and rents               668.6       641.6       638.3
 Depreciation                                360.6       347.9       332.1
 Diesel fuel                                 188.3       179.3       182.5
 Casualties and other claims                 135.0       118.5       120.7
 Other                                       145.6       129.8       133.9
                                          --------    --------    --------
      Railway operating expenses           2,869.2     2,805.9     2,781.7
                                          --------    --------    --------
      Income from railway operations       1,048.9       921.7       927.4

Other income - net (Note 3)                   46.6        57.6        49.5
Interest expense on debt (Note 6)             28.3        32.3        44.6
                                          --------    --------    --------
      Income before income taxes           1,067.2       947.0       932.3

Provision for income taxes (Note 4):
 Income taxes                                385.2       361.2       325.8
 Adjustment of net deferred tax
  liability for federal rate increase        --           51.6       --
                                          --------    --------    --------
      Total income taxes                     385.2       412.8       325.8
                                          --------    --------    --------
      Income before accounting changes       682.0       534.2       606.5

Cumulative effect on years prior to 1993
 of changes in accounting principles
 (Note 1) for:
  Income taxes                               --          470.4       --
  Postretirement benefits other than
   pensions; and postemployment
   benefits-net of taxes                     --         (222.6)      --
                                          --------    --------    --------
      Net income                          $  682.0    $  782.0    $  606.5
                                          ========    ========    ========

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets

                                                     As of December 31,
                                                   ---------------------
                                                      1994        1993
                                                      ----        ----
                                                  (In millions of dollars)
Assets
Current assets:
 Cash and cash equivalents                         $    33.8   $     2.3
 Short-term investments (Note 14)                      147.1       149.7
 Accounts receivable net of allowance
  for doubtful accounts of $5.4 million
  and $9.2 million, respectively                       552.7       522.9
 Materials and supplies                                 58.5        65.9
 Deferred income taxes (Note 4)                         91.1        88.8
 Other current assets (Note 5)                          89.8       282.2
                                                   ---------    --------
     Total current assets                              973.0     1,111.8

Due from NS (Note 2)                                   201.7       207.6
Investments (Notes 5 and 14)                           598.4       160.1
Properties less accumulated depreciation (Note 6)    8,493.4     8,260.3
Other assets                                            22.7        20.6
                                                   ---------    --------
     Total assets                                  $10,289.2   $ 9,760.4
                                                   =========   =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 8)                          $    27.2   $    27.2
 Accounts payable (Note 7)                             529.3       461.7
 Income and other taxes                                119.1       141.3
 Other current liabilities (Note 7)                    118.0       114.7
 Current maturities of long-term debt (Note 8)          65.8       107.5
                                                   ---------    --------
     Total current liabilities                         859.4       852.4

Long-term debt (Note 8)                                474.0       497.4
Other liabilities (Note 10)                            868.2       945.3
Minority interests                                       2.1         2.2

Deferred income taxes (Note 4)                       2,645.0     2,278.2
                                                   ---------    --------
     Total liabilities                               4,848.7     4,575.5
                                                   ---------    --------
Stockholders' equity:
 Serial preferred stock (Note 11)                       54.8        54.8
 Common stock (Note 11)                                166.7       166.7
 Other capital                                         515.0       515.0
 Unrealized gain on marketable securities (Note 1)     253.1       --
 Retained income                                     4,450.9     4,448.4
                                                   ---------    --------
     Total stockholders' equity                      5,440.5     5,184.9
                                                   ---------    --------
     Total liabilities and stockholders' equity    $10,289.2   $ 9,760.4
                                                   =========   =========
See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows

                                                   Years ended December 31,
                                                 ----------------------------
                                                   1994       1993      1992
                                                   ----       ----      ----
                                                    (In millions of dollars)
Cash flows from operating activities:
 Net income                                      $  682.0   $ 782.0   $ 606.5
 Reconciliation of net income to net cash
  provided by operating activities:
   Net cumulative effect of changes
     in accounting principles                       --       (247.8)     --
   Special charge payments                          (41.9)    (36.1)   (134.7)
   Depreciation                                     361.3     348.7     333.1
   Deferred income taxes                            114.2      92.9      76.8
   Nonoperating gains on property sales              (7.8)    (31.9)    (13.9)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                           (29.8)    (25.9)     (2.0)
      Materials and supplies                          7.4       5.9      (8.4)
      Other current assets                          (12.5)     (8.0)     (3.2)
      Current liabilities other than debt             6.7     (23.4)     (3.7)
      Other - net                                    74.8       8.6      96.8
                                                  -------   -------   -------
        Net cash provided by
          operating activities                    1,154.4     865.0     947.3

Cash flows from investing activities:
 Property additions                                (639.6)   (629.2)   (617.1)
 Property sales and other transactions               52.9      80.3      43.9
 Investment purchases                               (45.9)    (86.3)    (70.5)
 Investment sales and other transactions            249.2       8.0       9.8
 Advances due from NS (Note 2)                     (394.2)     97.0     (94.1)
 Short-term investments - net                         1.0      (6.0)     43.0
                                                  -------   -------   -------
        Net cash used for investing activities     (776.6)   (536.2)   (685.0)

Cash flows from financing activities:
 Dividends (Note 2)                                (279.4)   (276.6)   (271.7)
 Long-term debt proceeds                             41.4      38.5      63.3
 Long-term debt repayments                         (108.3)    (99.9)    (84.2)
                                                  -------   -------   -------
        Net cash used for financing activities     (346.3)   (338.0)   (292.6)
                                                  -------   -------   -------
        Net increase (decrease) in cash
          and cash equivalents                       31.5      (9.2)    (30.3)

Cash and cash equivalents:
 At beginning of year                                 2.3      11.5      41.8
                                                  -------   -------   -------
 At end of year                                   $  33.8   $   2.3   $  11.5
                                                  =======   =======   =======
                                                                  (continued)

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
            Consolidated Statements of Cash Flows (continued)

                                                   Years ended December 31,
                                                 ----------------------------
                                                   1994       1993      1992
                                                   ----       ----      ----
                                                    (In millions of dollars)
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)          $   49.1   $  58.4   $  51.8
  Income taxes                                   $  252.2   $ 337.1   $ 191.1




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity

                                                        Unrealized
                           Serial                        Gain on
                          Preferred   Common    Other   Marketable  Retained
                            Stock     Stock    Capital  Securities   Income     Total
                          ---------   ------   -------  ----------  --------    -----
                                          (In millions of dollars)
Balance December 31, 1991  $ 54.9     $166.7   $515.0     $ --      $3,712.9  $4,449.5
 Net income - 1992                                                     606.5     606.5
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                                     (2.9)     (2.9)
  Common stock,
    $16.13 per share                                                  (268.8)   (268.8)
                           ------     ------   ------     ------    --------  --------

Balance December 31, 1992    54.9      166.7    515.0       --       4,047.7   4,784.3
 Net income - 1993                                                     782.0     782.0
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                                     (2.9)     (2.9)
  Common stock,
    $16.42 per share                                                  (273.7)   (273.7)
 Noncash dividends on
  common stock (Note 2)                                               (104.7)   (104.7)
 Other                       (0.1)                                                (0.1)
                           ------     ------   ------     ------    --------  --------

Balance December 31, 1993    54.8      166.7    515.0       --       4,448.4   5,184.9
 Net income - 1994                                                     682.0     682.0
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                                     (2.9)     (2.9)
  Common stock,
    $16.59 per share                                                  (276.5)   (276.5)
 Noncash dividends on
  common stock (Note 2)                                               (400.1)   (400.1)
 Unrealized gain on
  investments (Note 1)                                     253.1                 253.1
                           ------     ------   ------     ------    --------  --------

Balance December 31, 1994  $ 54.8     $166.7   $515.0     $253.1    $4,450.9  $5,440.5
                           ======     ======   ======     ======    ========  ========



See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


The following notes are an integral part of the consolidated financial statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
     The consolidated financial statements include Norfolk Southern Railway Company, Norfolk and Western Railway Company (NW) and their majority-owned and controlled subsidiaries (collectively, NS Rail). All significant intercompany balances and transactions have been eliminated in consolidation (see Note 16 for NW's summarized consolidated financial information).

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     "Investments" are reported at amortized cost or fair value depending upon their classification as held-to-maturity, trading or available-for-sale securities in accordance with SFAS No. 115 (see "Required Accounting Changes").

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at average cost. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton-miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. In 1994, the overall depreciation rate averaged 2.7% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties other than land are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land, a nondepreciable asset, are included in other income (see Note 3).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Required Accounting Changes
---------------------------
     1994 - Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The implementation of SFAS 115 increased "Investments," the deferred tax liability and "Stockholders' equity" at December 31, 1994, and had no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at December 31, 1994, net of related deferred taxes is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheet at December 31, 1994 (see also Note 14).
     1993 - Effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires accrual of the cost of specified health care and death benefits over an employee's creditable service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires recognition of the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS Rail, such postemployment benefits consist principally of benefit obligations under the long-term disability plan. NS Rail recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effect on years prior to 1993 of adopting SFAS 106 and 112 increased pretax expenses $336.3 million ($208.4 million after-tax), and $22.8 million ($14.2 million after-tax), respectively (see also Note 13).
     Also effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, which applied for 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation, and deferred taxes were not adjusted for subsequent changes in tax rates. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income $470.4 million (see also Note 4).

Reclassifications
-----------------
     Certain reclassifications of related party balances have been made in the December 31, 1993, Consolidated Balance Sheet to conform to the 1994 presentation.


2.   RELATED PARTIES

General
-------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-
Operations.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

Non-cash Dividends
------------------
     In December 1994, NS Rail declared and issued to NS a non-cash dividend of $400.1 million which was settled by reduction of NS Rail's interest-bearing advances due from NS.
     On April 1, 1993, NS Rail declared and issued to NS a $104.7 million non-cash dividend representing the net assets of several non-railroad subsidiaries. These subsidiaries, principally involved in real estate, produce a small amount of rental income which are no longer part of NS Rail's results.
     Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts
---------------------
                                            December 31,
                              ---------------------------------------
                                    1994                  1993
                              -----------------     -----------------
                                       Average               Average
                                       Interest              Interest
                              Balance    Rate       Balance    Rate
                              -------  --------     -------  --------
                                     (In millions of dollars)
Due from NS:
  Advances                    $ 336.3    2.6%       $ 320.2    2.4%
Due to NS:
  Notes                         134.6    5.7%         112.6    4.0%
                              -------               -------
     Due from NS-net          $ 201.7               $ 207.6
                              =======               =======

     During 1993, NW issued a note for $112.6 million to an NS subsidiary for the purchase of a portfolio of short-term investments. This non-cash transaction was excluded from the Consolidated Statement of Cash Flows.
     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. Included in interest income is $15.6 million, $6.7 million and $7.7 million in 1994, 1993 and 1992, respectively, related to amounts due from NS.

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At December 31, 1994 and 1993, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $261.0 million and $175.1 million, respectively.

Cash Required for NS Stock Purchase Program and NS Debt
-------------------------------------------------------
     Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs initially were made with internally generated cash. Beginning in May 1990, NS financed some purchases with proceeds from the sale of commercial paper notes. As of December 31, 1994 and 1993, NS had recorded $517.3 million and $521.8 million, respectively, of notes under this program. In March 1991, NS issued $250 million of long-term notes and, in February 1992, NS issued an additional $250 million of long-term notes in part to repay a portion of the commercial paper notes, as well as to fund additional stock purchases.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

     Since the first purchases in December 1987 and through December 31, 1994, NS has purchased and retired 59,160,800 shares of its common stock under these programs at a cost of $2.5 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.
     Consistent with the earlier cash purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS.


3.   OTHER INCOME - NET

                                       1994       1993       1992
                                     -------    -------    -------
                                        (In millions of dollars)
Interest income (Note 2)              $ 34.4     $ 15.7     $ 19.4
Rental income                           18.0       18.6       22.5
Gains from sales of property             7.8       31.9       13.9
Dividends from NS                       13.9       13.5       13.1
Corporate-owned life insurance - net     7.9       10.8       12.3
Other interest expense                 (24.9)     (26.7)     (22.3)
Taxes on nonoperating property          (3.7)      (4.2)      (6.9)
Other - net                             (6.8)      (2.0)      (2.5)
                                      ------     ------     ------
     Total                            $ 46.6     $ 57.6     $ 49.5
                                      ======     ======     ======

4.   INCOME TAXES

Provision for Income Taxes
--------------------------
                                       1994       1993       1992
                                      ------     ------     ------
                                        (In millions of dollars)
Current:
 Federal                              $236.0     $279.6     $217.9
 State                                  35.0       40.3       31.1
                                      ------     ------     ------
     Total current taxes               271.0      319.9      249.0
                                      ------     ------     ------
Deferred:
 Federal                                95.2       26.4       66.6
 State                                  19.0       14.9       10.2
 Adjustment of net deferred tax
  liability for federal rate increase   --         51.6       --
                                      ------     ------     ------
     Total deferred taxes              114.2       92.9       76.8
                                      ------     ------     ------
     Provision for income taxes       $385.2     $412.8     $325.8
                                      ======     ======     ======

------    -------------------------------------------

4.   INCOME TAXES (continued)

1993 Federal Income Tax Rate Increase
-------------------------------------
     In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components which, as required by SFAS 109, were recognized in 1993's earnings.
     The first component relates to the increased income tax rate's effect on 1993's earnings, which increased the provision for income taxes and reduced net income by $9.2 million. The second component increased the provision for the net deferred tax liability in the 1993 Consolidated Balance Sheet, which reduced net income by $51.6 million.

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                1994              1993              1992
                           --------------    --------------    --------------
                           Amount     %      Amount     %      Amount     %
                           ------   -----    ------   -----    ------   -----
                                        (In millions of dollars)
Federal income tax at
 statutory rate            $373.5    35.0    $331.5    35.0    $317.0    34.0
State income taxes, net
 of federal tax benefit      35.1     3.3      35.8     3.8      27.2     2.9
Corporate-owned
 life insurance             (10.6)   (1.0)     (8.7)   (0.9)     (9.0)   (1.0)
Dividend and equity income   (4.7)   (0.4)     (5.0)   (0.5)     (4.7)   (0.5)
Other - net                  (8.1)   (0.8)      7.6     0.7      (4.7)   (0.5)
                           ------    ----    ------    ----    ------    ----
                            385.2    36.1     361.2    38.1     325.8    34.9
Adjustment of net deferred
 tax liability for federal
 rate increase               --       --       51.6     5.5      --       --
                           ------    ----    ------    ----    ------    ----
   Provision for
     income taxes          $385.2    36.1    $412.8    43.6    $325.8    34.9
                           ======    ====    ======    ====    ======    ====

Inclusion in Consolidated Return
--------------------------------
     NS Rail is included in the consolidated federal income tax return of NS. The provision for current income taxes in the Consolidated Statements of Income reflects NS Rail's portion of NS' consolidated tax provision. Tax expense or tax benefit is recorded on a separate company basis whether or not such benefit would be currently available on a separate company basis.

------    -------------------------------------------

4.   INCOME TAXES (continued)

Deferred Income Tax Expense
---------------------------
     Some income and expense items are reported differently for financial reporting and income tax purposes. Provisions for deferred income taxes were made in recognition of these differences in accordance with SFAS 109 for 1994 and 1993 (see Note 1) and with APB Opinion No. 11 for 1992.
     The components of deferred income tax expense for 1992 were as follows: employee separation costs, $48.9 million; property-related adjustments, principally depreciation, $41.4 million; casualty and other claims, $(5.0) million; tax benefit leases, $(7.2) million; employee benefits, $(2.8) million; and other items-net, $1.5 million--a total of $76.8 million.

Deferred Tax Assets and Liabilities
-----------------------------------
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, were as follows:

                                                      December 31,
                                                  ---------------------
                                                    1994         1993
                                                  ---------   ---------
                                                 (In millions of dollars)
Deferred tax assets:
 Reserves, including casualty and other claims    $   163.7   $   167.7
 Employee benefits                                    144.7       153.7
 Postretirement benefits other than pension
   and postemployment benefits                        132.1       147.5
 Taxes, including state and property                  154.5       153.2
 Other                                                  1.4         2.9
                                                  ---------   ---------
     Total gross deferred tax assets                  596.4       625.0
 Less valuation allowance                              (0.6)       (2.0)
                                                  ---------   ---------
     Net deferred tax assets                          595.8       623.0
                                                  ---------   ---------
Deferred tax liabilities:
 Property                                          (2,679.8)   (2,588.3)
 Unrealized holding gains                            (164.4)      --
 Other                                                (44.5)      (49.0)
                                                  ---------   ---------
     Total gross deferred tax liabilities          (2,888.7)   (2,637.3)

Intercompany federal tax payable-net                 (261.0)     (175.1)
                                                  ---------   ---------
     Net deferred tax liability                    (2,553.9)   (2,189.4)
     Net current deferred tax assets                   91.1        88.8
                                                  ---------   ---------
     Net long-term deferred tax liability         $(2,645.0)  $(2,278.2)
                                                  =========   =========

     Except for amounts for which a valuation allowance is provided, Management believes deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $3.4 million. The net change in the total valuation allowance was a $1.4 million decrease for both 1994 and 1993.

------    -------------------------------------------

4.   INCOME TAXES (continued)

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1989. The consolidated federal income tax returns for 1990 through 1992 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits an NS Rail subsidiary purchased from a third party pursuant to a safe harbor lease agreement in 1981. Management continues to believe that NS Rail should realize no loss from this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.


5.   INVESTMENTS
                                                 December 31,
                                             --------------------
                                               1994         1993
                                             -------      -------
                                           (In millions of dollars)
Marketable equity securities at fair value
 in 1994, at cost in 1993 (see Note 14)      $ 439.7      $  20.6
Long-term portion of corporate-owned
 life insurance at net cash surrender value    140.1        118.5
Other                                           18.6         21.0
                                             -------      -------
     Total                                   $ 598.4      $ 160.1
                                             =======      =======

Corporate-Owned Life Insurance
------------------------------
     The planned borrowing of $220 million of cash surrender value on certain corporate-owned life insurance policies resulted in this amount being reclassified in the December 31, 1993, Consolidated Balance Sheet from "Investments" to "Other current assets." The borrowing, which was completed in May 1994, resulted in the decline in "Other current assets."


6.   PROPERTIES
                                          December 31,
                                   ------------------------
                                      1994           1993
                                   ---------      ---------
                                   (In millions of dollars)
Transportation property:
 Road                              $ 7,934.4      $ 7,691.0
 Equipment                           4,440.0        4,331.1
Other property                          84.5           66.1
                                   ---------      ---------
                                    12,458.9       12,088.2
Less - Accumulated depreciation      3,965.5        3,827.9
                                   ---------      ---------
     Net properties                $ 8,493.4      $ 8,260.3
                                   =========      =========

------    -------------------------------------------

6.   PROPERTIES (continued)

Capitalized Interest
--------------------
     Total interest cost incurred on long-term debt for 1994, 1993 and 1992 was $46.1 million, $53.9 million and $62.5 million, respectively, of which $17.8 million, $21.6 million and $17.9 million was capitalized.


7.   CURRENT LIABILITIES

                                             December 31,
                                        ----------------------
                                         1994           1993
                                        -------        -------
                                       (In millions of dollars)
Accounts payable:
 Accounts and wages payable             $ 217.2        $ 180.9
 Casualty and other claims                164.1          155.5
 Vacation liability                        71.0           67.6
 Equipment rents payable - net             67.0           53.9
 Other                                     10.0            3.8
                                        -------        -------
     Total                              $ 529.3        $ 461.7
                                        =======        =======

Other current liabilities:
 Prepaid amounts on forwarded traffic   $  72.8        $  75.4
 Interest payable                          20.0           14.9
 Retiree health and death
  benefit obligation (Note 13)             21.5           20.0
 Other                                      3.7            4.4
                                        -------        -------
     Total                              $ 118.0        $ 114.7
                                        =======        =======


8.   DEBT

Short-Term Debt
---------------
     Short-term debt consists of $27.2 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility. The weighted average interest rate on these notes was 2.6% in 1994 and 2.3% in 1993.

------    -------------------------------------------

8.   DEBT (continued)

Long-Term Debt
--------------

                                                   December 31,
                                              ----------------------
                                               1994           1993
                                              -------        -------
                                             (In millions of dollars)
Equipment obligations at an
 average rate of 8.1% maturing to 2009        $ 497.2        $ 521.8
Mortgage bonds at an average
 rate of 4.1% maturing to 2003                   33.9           74.4
Other debt at an average rate
 of 5.5% maturing to 2015                         6.7            6.6
Capitalized leases at an average
 rate of 8.1% maturing to 2000                    2.0            2.1
                                              -------        -------
     Total long-term debt                       539.8          604.9
                                              -------        -------
     Less:  Current maturities                   65.8          107.5
                                              -------        -------
     Long-term debt less current maturities   $ 474.0        $ 497.4
                                              =======        =======
Long-term debt matures as follows:
     1996                                     $  73.3
     1997                                        40.4
     1998                                        40.5
     1999                                       111.2
     2000 and subsequent years                  208.6
                                              -------
        Total                                 $ 474.0
                                              =======

     A substantial portion of NS Rail's properties and certain investments in affiliated companies are pledged as collateral for much of the debt.


9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum operating lease payments are as follows:
                                   Operating Lease
                                     Commitments
                                   ---------------
                               (In millions of dollars)
     1995                              $  44.9
     1996                                 43.3
     1997                                 39.2
     1998                                 36.8
     1999                                 31.5
     2000 and subsequent years           560.9
                                       -------
          Total                        $ 756.6
                                       =======

------    -------------------------------------------

9.   LEASE COMMITMENTS (continued)

     NS Rail has reached tentative understandings for leases on approximately 300 miles of road in North Carolina. These leases call for payment of an annual rental of $8 million in 1995, with inflation adjustments in succeeding years. These estimated payments are included in the future minimum operating lease commitments above.

Operating Lease Expense
-----------------------

                               1994            1993            1992
                              ------          ------          ------
                                     (In millions of dollars)
Minimum rents                 $ 46.7          $ 33.5          $ 29.2
Contingent rents                45.4            36.1            42.5
                              ------          ------          ------
     Total                    $ 92.1          $ 69.6          $ 71.7
                              ======          ======          ======


10.  OTHER LIABILITIES
                                        December 31,
                                   ----------------------
                                    1994           1993
                                   -------        -------
                                  (In millions of dollars)
Casualty and other claims          $ 264.2        $ 277.7
Net pension obligation (Note 12)      84.8           98.3
Retiree health and death
  benefit obligation (Note 13)       277.9          286.1
Other liabilities                    241.3          283.2
                                   -------        -------
     Total                         $ 868.2        $ 945.3
                                   =======        =======


11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends and other preferences as deemed appropriate at the time of issuance. At December 31, 1994 and 1993, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
     On June 2, 1989, NS announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. NS had purchased 93,927 shares at a total cost of approximately $3.3 million as of December 31, 1994. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year end 1994 and 1993, NS held 94,022 shares and 77,721 shares, respectively.

------    -------------------------------------------

11.  STOCK (continued)

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owns all 16,668,997 shares issued and outstanding at December 31, 1994 and 1993.


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

Pension Cost (Benefit) Components
---------------------------------

                                  1994           1993           1992
                                 -------        -------        -------
                                      (In millions of dollars)
Service cost-benefits
 earned during the year          $  10.2        $  10.7        $  10.8
Interest cost on projected
 benefit obligation                 59.9           58.6           57.5
Actual return on assets in plan    (16.6)        (105.6)         (68.6)
Net amortization and deferral      (62.9)          27.9           (7.0)
                                 -------        -------        -------
     Net pension benefit         $  (9.4)       $  (8.4)       $  (7.3)
                                 =======        =======        =======

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

                                    1994      1993      1992
                                   -----     -----     -----
Discount rate for determining
 funded status                     8.50%     7.25%     8.25%
Future salary increases               6%        6%        6%
Return on assets in plans             9%        9%        9%

------    -------------------------------------------

12.  PENSION PLANS (continued)

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                                   December 31,
                                      --------------------------------------
                                             1994                1993
                                      ------------------  ------------------
                                       Funded   Unfunded   Funded   Unfunded
                                       Plans     Plans     Plans     Plans
                                      --------  --------  --------  --------
                                             (In millions of dollars)
Actuarial present value of
 benefit obligations:
  Vested benefits                     $ 626.5   $  40.6   $ 709.4   $  45.5
  Non-vested benefits                    --        --        --        --
                                      -------   -------   -------   -------
     Accumulated benefit
       obligation                       626.5      40.6     709.4      45.5
  Effect of expected future
    salary increases                     92.1       9.0     104.0       4.7
                                      -------   -------   -------   -------
     Projected benefit obligation       718.6      49.6     813.4      50.2
Fair value of assets in plans           871.4      --       923.4      --
                                      -------   -------   -------   -------
     Funded status                      152.8     (49.6)    110.0     (50.2)

Unrecognized initial net asset          (43.7)     --       (51.1)     --
Unrecognized gain (loss)               (162.3)     10.1    (131.4)     15.3
Unrecognized prior service cost           3.6       4.3       8.3       0.8
                                      -------   -------   -------   -------
     Net pension liability
       included in the
       balance sheets                 $ (49.6)  $ (35.2)  $ (64.2)  $ (34.1)
                                      =======   =======   =======   =======

Early Retirement Program in 1993
--------------------------------
     During 1993, NS Rail completed a voluntary early retirement program for salaried employees that resulted in a $42.4 million charge in "Compensation and benefits" expense. The principal benefit for those who participated in the program was enhanced pension benefits, which are reflected in the accumulated benefit obligation.

Transfer of Pension Plan Assets
-------------------------------
     During 1991, the NS Retirement Plan was amended to establish a
Section 401(h) account for the purpose of transferring a portion of pension plan assets in excess of the projected actuarial liability to fund current-year medical payments for retirees. No transfer was made in 1994. Since 1991, $42.5 million has been transferred from the pension plan to reimburse NS for retirees' medical payments. NS contributed equal amounts to a Voluntary Employee Beneficiary Association trust in those years to fund future benefit costs for retirees (see Note 13).

401(k) Plan
-----------
     NS Rail provides a 401(k) savings plan for salaried employees. Under the plan, NS Rail matches a portion of the employee contributions, subject to applicable limitations. NS Rail's expenses under this plan were $5.0 million, $5.1 million and $4.7 million in 1994, 1993 and 1992, respectively.

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     NS Rail provides specified health care and death benefits to eligible retired employees and their dependents, principally salaried employees. Under the present plans, which may be amended or terminated at NS Rail's option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS Rail prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS Rail continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS Rail established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees. Although no 401(h) transfer occurred in 1994 (see Note 12), NS Rail made a corporate contribution of $10 million to the VEBA.
     Effective January 1, 1994, NS Rail amended the attribution period for postretirement health care benefits. The amendment provides for benefits to be determined ratably over a 10-year period based on creditable service commencing at age 45, or from date of hire if employment began after age 45. The amendment reduced the accumulated postretirement health care benefit obligation by $80 million and 1994's net periodic postretirement benefit cost by $13 million.

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:

                                            December 31,
                           ---------------------------------------------
                                    1994                   1993
                           ----------------------  ---------------------
                            Health Care   Death    Health Care   Death
                              Benefits   Benefits    Benefits   Benefits
                            -----------  --------  -----------  --------
                                       (In millions of dollars)
Accumulated postretirement
 benefit obligation:
  Retirees                    $ 159.8     $  76.6    $ 169.2     $  83.3
  Fully eligible active
   plan participants             11.7         4.5       25.4         8.4
  Other active plan
   participants                  32.0        11.0      116.8        16.3
                              -------     -------    -------     -------
      Total                     203.5        92.1      311.4       108.0
Plan assets at fair value        54.5        --         44.5        --
                              -------     -------    -------     -------
      Funded status            (149.0)      (92.1)    (266.9)     (108.0)

Unrecognized loss (gain)         11.1        (4.1)      51.3        17.5
Unrecognized prior
 service cost (benefit)         (65.3)       --         --          --
                              -------     -------    -------     -------
      Accrued postretirement
        benefit obligation    $(203.2)    $ (96.2)   $(215.6)    $ (90.5)
                              =======     =======    =======     =======

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     A summary of the postretirement benefit cost follows:

                                    1994                   1993
                           ----------------------  ---------------------
                            Health Care   Death    Health Care   Death
                              Benefits   Benefits    Benefits   Benefits
                            -----------  --------  -----------  --------
                                       (In millions of dollars)
Service cost-benefits
 attributable to service
 during the year              $  12.3     $   0.8    $   5.8     $   0.6
Interest cost on accumulated
 postretirement benefit
 obligation                      16.2         7.6       20.4         6.6
Actual return on plan assets     --          --         (1.9)       --
Net amortization and deferral   (14.5)        0.6       (0.7)       --
                              -------     -------    -------     -------
      Net periodic postretire-
        ment benefit cost     $  14.0     $   9.0    $  23.6     $   7.2
                              =======     =======    =======     =======

     For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate in 1995 will be 11.5% and is assumed to decrease gradually to an ultimate rate of 6% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by about $22 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year 1994 by about $4.1 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 12).
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $4.8 million, $5.3 million and $5.6 million in 1994, 1993 and 1992, respectively.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.
     The fair value of "Investments" approximated $658 million and $702 million as of December 31, 1994 and 1993, respectively. Quoted market prices were used to determine the fair value of marketable securities which, beginning in 1994 (see Note 1, "Required Accounting Changes"), were recorded at fair value. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statement of Cash Flows. Underlying net assets were used to estimate the fair value of non-marketable investments. For the remaining investments, consisting principally of corporate-owned life insurance, the carrying value

------    -------------------------------------------

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

approximates fair value (see Note 5 for carrying values of "Investments").

     Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at December 31, 1994, as follows:

                                                  Gross
                                             Unrealized Holding
                                      Cost      Gain (Loss)      Fair Value
                                     ------  ------------------  ----------
                                            (In millions of dollars)
Short-term securities, principally
 U.S. Treasury securities            $201.7       $ (1.6)          $200.1
Equity securities-7.3 million shares
 of NS stock                           20.6        419.1            439.7

     Total unrealized holding gains from the implementation date of January 1, 1994, through December 31, 1994, declined $77.0 million. The reduced gains primarily reflect the change in NS stock price from $70-1/2 per share at December 31, 1993, to $60-5/8 per share at December 31, 1994. Stockholders' equity for the twelve months decreased $46.9 million as a result.
     The fair value of "Long-term debt," including current maturities, approximated $543 million at December 31, 1994, and $670 million at December 31, 1993. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see Note 8 for carrying values of "Long-term debt").


15.  PARTIAL REVERSAL OF SPECIAL CHARGE IN 1993

     Included in 1991 results was a $483 million special charge for labor force reductions and asset write-downs. However, based on NS Rail's success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million which was reflected as a credit in "Compensation and benefits" expenses. The principal factor contributing to the reversal was the failure in 1993 to reach agreement on terms for certain further labor savings. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.


16. NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES (NW)--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION

     NW is operated as an integral part of NS Rail. Revenues are allocated to NW based on actual traffic movements as determined by revenue ton miles within market groups. Expenses are allocated to NW based on appropriate criteria for the type of expense. The costs of functions performed by NS, the parent holding company of NS Rail, are also allocated to its rail operating subsidiaries.

------    -------------------------------------------

16.  NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES (NW)--SUMMARIZED
     CONSOLIDATED FINANCIAL INFORMATION (continued)

Summarized Consolidated Statements of Income
--------------------------------------------

                                            Years Ended December 31,
                                        --------------------------------
                                          1994        1993        1992
                                        --------    --------    --------
                                            (In millions of dollars)
Railway operating revenues              $1,858.1    $1,853.6    $1,925.0
Railway operating expenses               1,382.7     1,414.5     1,402.7
                                        --------    --------    --------
      Income from
        railway operations                 475.4       439.1       522.3
Other-net                                   25.8        36.5        24.4
                                        --------    --------    --------
      Income before income
        taxes                              501.2       475.6       546.7

Provision for income taxes:
 Income taxes                              175.1       181.1       194.8
 Adjustment of net deferred tax
  liability for federal rate increase      --           23.7       --
                                        --------    --------    --------
      Total income taxes                   175.1       204.8       194.8
                                        --------    --------    --------
      Income before accounting changes     326.1       270.8       351.9

Cumulative effects on years
 prior to 1993 of changes in
 accounting principles for:
  Income taxes                             --          207.3       --
  Postretirement benefits
   other than pensions;
   and postemployment
   benefits - net of taxes                 --         (115.7)      --
                                        --------    --------    --------
      Net income                        $  326.1    $  362.4    $  351.9
                                        ========    ========    ========

------    -------------------------------------------

16.  NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES (NW)--SUMMARIZED
     CONSOLIDATED FINANCIAL INFORMATION (continued)

Summarized Consolidated Balance Sheets
--------------------------------------

                                                 As of December 31,
                                               ---------------------
                                                 1994         1993
                                               --------     --------
                                              (In millions of dollars)
Assets
 Current assets                                $  330.0     $  322.5
 Noncurrent assets                              4,439.6      4,128.9
                                               --------     --------
   Total assets                                $4,769.6     $4,451.4
                                               ========     ========

Liabilities and stockholder's equity
 Current liabilities                              178.6        200.4
 Noncurrent liabilities                         1,590.0      1,482.7
 Stockholder's equity                           3,001.0      2,768.3
                                               --------     --------
   Total liabilities and stockholder's equity  $4,769.6     $4,451.4
                                               ========     ========

     Effective January 1, 1994, NW adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). See Note 1 for a discussion of this new accounting pronouncement. The effect on NW, which was principally comprised of unrealized gain on its investments in NS stock, decreased "Short-term investments" (current assets) by $1.3 million, and increased "Investments" (noncurrent assets) by $46.4 million, "Deferred taxes" (noncurrent liabilities) by $16.9 million, and "Stockholder's equity" by $28.2 million as of December 31, 1994.
     Effective January 1, 1993, NW adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; SFAS 109, "Accounting for Income Taxes"; and SFAS 112, "Employers' Accounting for Postemployment Benefits." See Note 1 for a discussion of these pronouncements (see NW's Consolidated Statement of Income for the cumulative effects of these changes).


17.  CONTINGENCIES

Lawsuits
--------
     Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, after consulting with its legal counsel, that the amount of NS Rail's ultimate liability will not materially affect NS Rail's consolidated financial position.

Debt Guarantees
---------------
     As of December 31, 1994, NS Rail and certain subsidiaries were contingently liable as guarantors with respect to $72.5 million of indebtedness of related entities.

------    -------------------------------------------

17.  CONTINGENCIES (continued)

Change-in-Control Arrangements
------------------------------
     NS has compensation agreements with officers and certain key employees, which become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS Rail also has established an Environmental Policy Council, composed of senior managers, to prescribe and direct its environmental initiatives.
     Operating expenses for environmental protection totaled approximately $20 million in 1994 and are anticipated to decrease in 1995. Expenses in 1994 included $10.5 million associated with emergency response and cleanup resulting from release of arsenic acid from a tankcar leased by the shipper from a third party. Capital expenditures for environmental projects amounted to approximately $4 million in 1994 and are expected to be approximately $4 million in 1995. As of December 31, 1994, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $50 million (of which $13 million is accounted for as a current liability), which is NS Rail's best estimate of ultimate liability at 80 identified locations. On that date, eight sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 80 locations, NS Rail and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail works diligently to minimize. In addition, NS Rail has land holdings that serve as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from

------    -------------------------------------------

17.  CONTINGENCIES (continued)

time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which NS Rail is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

                      INDEPENDENT AUDITORS' REPORT





The Stockholders and Board of Directors
Norfolk Southern Railway Company:

We have audited the consolidated financial statements of Norfolk Southern Railway Company as listed in Item 8. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its methods of accounting in 1994 by adopting the provisions of the Financial Accounting Standards Board's Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and in 1993 by adopting the provisions of the Financial Accounting Standards Board's Statement 109, Accounting for Income Taxes; Statement 106, Employers' Accounting for Postretirement Benefits Other Than Pensions; and Statement 112, Employers' Accounting for Postemployment Benefits.


                             /s/ KPMG Peat Marwick LLP


Norfolk, Virginia
January 24, 1995

Item 9.   Changes in and Disagreements with Accountants on Accounting
------    -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None.


                                PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

Item 11.  Executive Compensation.
-------   ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners
-------   -----------------------------------------------
          and Management.
          --------------

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 18, 1995, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 23, 1995, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I hereof beginning on page 17 under "Executive Officers of the Registrant."

                                 PART IV


Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:


     1.             Index to Financial Statements:               Page
                    -----------------------------                ----
          Consolidated Statements of Income
            Years ended December 31, 1994, 1993 and 1992          38

          Consolidated Balance Sheets
            As of December 31, 1994 and 1993                      39

          Consolidated Statements of Cash Flows
            Years ended December 31, 1994, 1993 and 1992     40 - 41

          Consolidated Statements of Changes in
            Stockholders' Equity Years ended
            December 31, 1994, 1993 and 1992                      42

          Notes to Consolidated Financial Statements         43 - 61

          Independent Auditors' Report                            62

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule     Page
          --------------------------------------------------     ----
          Schedule II - Valuation and Qualifying Accounts         68

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

     3.   Exhibits

Exhibit
Number                     Description
-------   -------------------------------------------------
  3       Articles of Incorporation and Bylaws -

  3(i) The amended Restated Articles of Incorporation of Norfolk Southern Railway Company are incorporated herein by reference from Exhibit 3(a) of Norfolk Southern Railway's 1990 Annual Report on Form 10-K.

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   -------------------------------------------------------
          Form 8-K. (continued)
          --------
Exhibit
Number                     Description
-------   -------------------------------------------------
  3(ii) The Bylaws of Norfolk Southern Railway Company, as last amended March 3, 1993, are incorporated herein by reference from Exhibit 3(b) of Norfolk Southern Railway's 1992 Annual Report on Form 10-K.

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

  10 Material Contracts -

          (a) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from Exhibit 10(b) of Southern's 1987 Annual Report on Form 10-K) - is filed herewith electronically.

  21      Subsidiaries of the Registrant.

  27      Financial Data Schedule.


(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1994.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(d)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in
          Item 14(a)2 or are otherwise not required or are not applicable.

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 1995.


                                NORFOLK SOUTHERN RAILWAY COMPANY



                         By /s/ David R. Goode
                             -----------------------------------------
                               (David R. Goode, President and Chief
                                        Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of March, 1995, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

       Signature                             Title
       ---------                             -----

/s/ David R. Goode
--------------------------          President and Chief Executive
   (David R. Goode)                     Officer and Director
                                    (Principal Executive Officer)

/s/ John P. Rathbone
--------------------------          Vice President and Controller
   (John P. Rathbone)               (Principal Accounting Officer)


/s/ Henry C. Wolf
--------------------------          Vice President-Finance
   (Henry C. Wolf)                  (Principal Financial Officer)

       Signature                             Title
       ---------                             -----

/s/ John S. Shannon
--------------------------                  Director
   (John S. Shannon)


/s/ Stephen C. Tobias
--------------------------                  Director
   (Stephen C. Tobias)


/s/ John R. Turbyfill
--------------------------                  Director
   (John R. Turbyfill)


/s/ D. Henry Watts
--------------------------                  Director
   (D. Henry Watts)


/s/ Henry C. Wolf
--------------------------                  Director
   (Henry C. Wolf)


                                                         Schedule II
                                                         Page 1 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1992, 1993 and 1994
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning             Other                Ending
                              Balance   Expenses  Accounts  Deductions  Balance
                             ---------  --------  --------  ----------  -------
Year ended December 31, 1992
----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3     $ --    $ --       $ --        $  0.3

Casualty and other claims
 included in other
 liabilities                  $245.2     $105.0  $  3.9 (1) $ 76.7 (2)  $277.4
Current portion of casualty
 and other claims included
 in accounts payable          $180.2     $ 16.2  $117.5 (1) $157.6 (3)  $156.3


Year ended December 31, 1993
----------------------------
Valuation accounts deducted
 from balance sheet assets -
 Reserves for adjustments of
  investment in affiliated
  and other companies         $  0.3     $ --    $ --       $  0.3      $ --

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $ --       $  2.0  $ --       $ --        $ 2.0
Casualty and other claims
 included in other
 liabilities                  $277.4     $100.0  $  2.9 (1) $102.6 (2)  $277.7
Current portion of casualty
 and other claims included
 in accounts payable          $156.3     $ 16.4  $125.0 (1) $142.2 (3)  $155.5




(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2)  Payments and reclassifications to/from accounts payable.

(3)  Payments and reclassifications to/from other liabilities.


                                                         Schedule II
                                                         Page 2 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1992, 1993 and 1994
                        (In millions of dollars)

                                       Additions charged to
                                       --------------------
                             Beginning             Other                Ending
                              Balance   Expenses  Accounts  Deductions  Balance
                             ---------  --------  --------  ----------  -------
Year ended December 31, 1994
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $  2.0     $ --    $ --       $  1.4      $  0.6
Casualty and other claims
 included in other
 liabilities                  $277.7     $105.3  $  2.5 (1) $121.3 (2)  $264.2
Current portion of casualty
 and other claims included
 in accounts payable          $155.5     $ 26.8  $163.7 (1) $181.9 (3)  $164.1





(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2)  Payments and reclassifications to/from accounts payable.

(3)  Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                    Page
Number                   Description                      Number
----------  -------------------------------------------   ------

  21        Subsidiaries of Norfolk Southern Railway.       71

  27        Financial Data Schedule (Required to be
            electronically submitted for use by the
            Securities and Exchange Commission only
            and not deemed part of this filing).            72