Form 10-Q
period 1995-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1995-05-10
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ----------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
- ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                               53-6002016
- ----------------------------------------    -------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


        Three Commercial Place
           Norfolk, Virginia                          23510-2191
- ----------------------------------------    -------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code        (804) 629-2682
                                                        -------------------

                                  No Change
- ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


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

                Class                 Outstanding as of April 30, 1995
                -----                 --------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months Ended March 31, 1995 and 1994         3

                  Consolidated Balance Sheets
                  March 31, 1995 and December 31, 1994               4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1995 and 1994         5

                  Notes to Consolidated Financial Statements      6-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  11-14

PartII. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                  15

Signatures                                                          16

Index to Exhibits                                                   17


                       PART I.  FINANCIAL INFORMATION
                       -------------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
RAILWAY OPERATING REVENUES:
 Coal                                                  $ 300.3    $ 304.9
 Merchandise                                             670.2      609.4
 Other                                                    28.7       28.0
                                                       -------    -------
     Railway operating revenues                          999.2      942.3
                                                       -------    -------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits                               375.3      351.4
 Materials, services and rents                           164.2      163.4
 Depreciation                                             92.9       88.7
 Diesel fuel                                              48.7       45.7
 Casualties and other claims                              32.2       29.1
 Other                                                    35.5       37.5
                                                       -------    -------
     Railway operating expenses                          748.8      715.8
                                                       -------    -------
     Income from railway operations                      250.4      226.5

Other income (expense):
 Interest income                                           6.4        6.1
 Interest expense on debt                                 (7.8)      (6.7)
 Other - net                                              (1.6)       9.1
                                                       -------    -------
     Other income (expense)                               (3.0)       8.5
                                                       -------    -------
     Income before income taxes                          247.4      235.0

Provision for income taxes                                94.1       82.8
                                                       -------    -------

     NET INCOME                                        $ 153.3    $ 152.2
                                                       =======    =======




See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)
                                                 March 31,    December 31,
                                                   1995           1994
                                              --------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   104.9      $    33.8
 Short-term investments (Note 5)                    127.5          147.1
 Accounts receivable - net                          542.6          552.7
 Materials and supplies                              64.3           58.5
 Deferred income taxes                               90.1           91.1
 Other current assets                                82.9           89.8
                                                ---------      ---------
     Total current assets                         1,012.3          973.0

Due from NS (Note 3)                                247.9          201.7
Investments (Note 5)                                649.7          598.4
Properties less accumulated depreciation          8,668.4        8,493.4
Other assets                                         16.6           22.7
                                                ---------      ---------
     TOTAL ASSETS                               $10,594.9      $10,289.2
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   519.6          529.3
 Income and other taxes                             191.9          119.1
 Other current liabilities                          123.7          118.0
 Current maturities of long-term debt (Note 4)       63.7           65.8
                                                ---------      ---------
     Total current liabilities                      926.1          859.4

Long-term debt (Note 4)                             562.0          474.0
Other liabilities                                   883.1          868.2
Minority interests                                    2.1            2.1

Deferred income taxes (Notes 3 and 5)             2,672.3        2,645.0
                                                ---------      ---------
     TOTAL LIABILITIES                            5,045.6        4,848.7
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      515.0          515.0
 Unrealized gain on marketable
   securities (Note 5)                              281.8          253.1
 Retained income                                  4,531.0        4,450.9
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,549.3        5,440.5
                                                ---------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $10,594.9      $10,289.2
                                                =========      =========


See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                         1995         1994
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 153.3      $ 152.2
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                               (2.8)       (23.8)
     Depreciation                                          93.2         88.9
     Deferred income taxes                                  9.7          5.6
     Nonoperating gains on property sales                  (1.0)        (0.6)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                               10.1        (15.7)
         Materials and supplies                            (5.8)        (1.9)
         Other current assets                               6.9          5.3
         Current liabilities other than debt               68.7         59.3
         Other - net                                       16.3         (6.2)
                                                        -------      -------
            Net cash provided by operating activities     348.6        263.1

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                             (177.5)      (136.4)
 Property sales and other transactions                     15.0          5.5
 Investment purchases                                     (23.7)       (18.2)
 Investment sales and other transactions                   18.3         14.4
 Advances due from NS                                     (46.2)       (53.8)
 Short-term investments - net                              21.0         51.6
                                                        -------      -------
            Net cash used for investing activities       (193.1)      (136.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                (73.2)       (70.7)
 Proceeds from long-term borrowings                         7.6         22.0
 Debt repayments                                          (18.8)       (13.7)
                                                        -------      -------
            Net cash used for financing activities        (84.4)       (62.4)
                                                        -------      -------
            Net increase in cash and cash equivalents      71.1         63.8

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      33.8          2.3
                                                        -------      -------
 At end of period                                       $ 104.9      $  66.1
                                                        =======      =======
- -----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  13.2      $  11.7
   Income taxes                                         $   4.1      $   6.2

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


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year end 1994 in the matters as discussed in NOTE 17, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1994, Notes to Consolidated Financial Statements, beginning on page 59.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   INTERCOMPANY ACCOUNTS
   ---------------------
                               March 31, 1995         December 31, 1994
                             ------------------      --------------------
                                       Average                   Average
                                       Interest                  Interest
                             Balance     Rate        Balance       Rate
                             -------   --------      -------     --------
   Due from NS:
     Advances                $ 395.2     3.1%        $ 336.3       2.6%
   Due to NS:
     Notes and advances        147.3     5.7%          134.6       5.7%
                             -------                 -------
          Due from NS - net  $ 247.9                 $ 201.7
                             =======                 =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


3. Related Parties (continued)

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 1995 and December 31, 1994, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $261.0 million.

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through March 31, 1995, NS has purchased and retired 60,205,100 shares of its common stock at a cost of approximately
   $2.6 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which also may be issued for general corporate purposes, also will come principally from NS Rail.

4. Capital Leases

   During the first quarter of 1995, NS Rail entered into capital leases covering 114 new locomotives having a total cost of $134.9 million.
   The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry stated interest rates between 8.23 percent and 8.60 percent but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate, plus 35 basis points, and will be reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


5. Required Accounting Change in 1994

   Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For NS Rail, SFAS 115 affects only balance sheet accounts and has no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at March 31, 1995, and December 31, 1994, net of related deferred taxes, is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheets. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statements of Cash Flows.

   Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at March 31, 1995, as follows:

                                                   Gross
                                                 Unrealized
                                                Holding Gain
                                      Cost         (Loss)       Fair Value
                                    --------   --------------   ----------
   Short-term securities,
     principally U.S. Treasury
     securities                      $ 247.1     $  (0.2)        $ 246.9

   Equity securities:
     7.3 million shares of NS stock     20.6       464.4           485.0
     Other                              --           0.6             0.6


   Total unrealized holding gains increased $47.3 million during the first quarter of 1995. The increased gains primarily reflect the change in NS' stock price from $60-5/8 per share at December 31, 1994, to $66-7/8 per share at March 31, 1995. "Stockholders' equity" for the three months increased $28.7 million as a result.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in Millions of Dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized
   Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1995      1994
                                                  --------  --------
                                                      (Unaudited)

   Railway operating revenues                     $ 474.5   $ 455.9
   Railway operating expenses                       365.0     354.7
                                                  -------   -------
        Income from operations                      109.5     101.2

   Other - net                                        6.0      13.4
                                                  -------   -------
        Income before income taxes                  115.5     114.6

   Provision for income taxes                        43.4      37.8
                                                  -------   -------
        Net income                                $  72.1   $  76.8
                                                  =======   =======


   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------

                                             March 31,    December 31,
                                               1995          1994
                                           ------------   ------------
                                                   (Unaudited)
   Assets
     Current assets                          $  349.7       $  330.0
     Noncurrent assets                        4,508.3        4,439.6
                                             --------       --------
         Total assets                        $4,858.0       $4,769.6
                                             ========       ========
   Liabilities and stockholder's equity
     Current liabilities                     $  213.0       $  178.6
     Noncurrent liabilities                   1,600.6        1,590.0
     Stockholder's equity                     3,044.4        3,001.0
                                             --------       --------
         Total liabilities and
           stockholder's equity              $4,858.0       $4,769.6
                                             ========       ========

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" increased $1.1 million, or 1 percent, in the first quarter of 1995, compared with the same period last year. An 11 percent improvement in operating income was offset by reduced nonoperating income and a higher effective income tax rate.

Railway Operating Revenues
- --------------------------
First-quarter "Railway operating revenues" increased $56.9 million, or
6 percent, compared with the same period last year.

This change in operating revenues was due to:
                                                First Quarter
                                                1995 vs. 1994
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)

     Traffic volume (carloads)                    $  87.8
     Revenue per unit/mix                           (31.6)
     Other                                            0.7
                                                  -------
                                                  $  56.9
                                                  =======

The principal revenue commodity groups and changes from the prior year were as follows:
                                                First Quarter
                                                1995 vs. 1994
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)

     Coal                                         $  (4.6)
     Merchandise:
       Intermodal                                    17.5
       Metals/construction                           12.0
       Automotive                                    11.9
       Chemicals                                      8.7
       Paper/forest                                   7.4
       Agriculture                                    3.3
     Other, principally switching
       and demurrage                                  0.7
                                                  -------
                                                  $  56.9
                                                  =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Coal
- ----
The decline in coal revenues compared with last year was attributable to a weather-related decrease in long-haul utility coal shipments and continued weakness in export coal. Severe winter weather in the first quarter of 1994 created high demand for utility coal, while this year's mild weather resulted in much lower burn rates at utilities served by NS Rail. The decline in long-haul traffic was partially offset by an increase in short-haul utility business, including NS Rail's new COLTainer rail-truck service. The overall comparative weakness in utility coal traffic was somewhat mitigated by increased movements of metallurgical coal. Higher metallurgical traffic is largely due to the return to service of certain facilities which were experiencing downtime last year.

Looking ahead, the utility coal market in 1995 is expected to recover slowly with the return of more seasonal weather patterns and temperatures. However, most of the gain is not expected to occur until the second half of the year due to high utility stockpiles. The export coal market is expected to be mixed, with lower rates offsetting increased demand, although some improvement over 1994's depressed results is expected.

Merchandise
- -----------
All merchandise commodity groups showed improvement over last year's first quarter, as overall merchandise traffic volume was up 12 percent. The largest increase was in intermodal, with revenues up 18 percent on a 23 percent increase in traffic. Intermodal, which has been NS Rail's fastest growing line of business in 1995, is expected to continue to expand as additional business is shifted from trucks, and capacity improvements generate growth from existing sources. The metals/construction and automotive groups also posted strong first-quarter gains, compared with last year, with revenues up 17 percent and 11 percent, respectively. Both groups benefited from an overall improvement in the economy, with metals/ construction also gaining from new production facilities coming on-line. Revenues from metals/construction traffic are expected to continue ahead of last year, as growth is projected in construction and steel output. Automotive volume and revenues are expected to decline somewhat due to lower production and planned retooling downtime.

Railway Operating Expenses
- --------------------------
First-quarter "Railway operating expenses" increased $33.0 million, or 5 percent, compared with the same period last year. The largest increase was in "Compensation and benefits" which was up $23.9 million, or 7 percent. The higher labor costs were partly due to the 10 percent increase in total rail traffic. Other factors were: (1) a 4 percent wage increase, effective July 1, 1994, for agreement employees; (2) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund; and (3) increased

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


accruals for stock-based compensation, a result of the rise in the NS stock price during the first quarter of 1995. "Casualties and other claims" increased $3.1 million, or 11 percent, over expenses in the first quarter of 1994, which were unusually low due to favorable development experience related to claims filed in past years. Also increasing were "Diesel fuel" expenses, up $3.0 million, or 7 percent, largely due to higher consumption related to increased traffic, and "Depreciation," up $4.2 million, or 5 percent, due to increased investment in plant and equipment. "Other expenses" declined
$2.0 million, or 5 percent, due to lower employee moving expenses which had been unusually high in the first quarter of 1994 due to the early retirement program in the fall of 1993.

Other Income (Expense)
- ----------------------
"Other income (expense)" was down $11.5 million from first quarter 1994, principally due to the absence of favorable interest accrual adjustments and the reduction in corporate-owned life insurance (COLI) proceeds, both of which benefited 1994.

Income Taxes
- ------------
The "Provision for income taxes" in first quarter 1995 totaled
$94.1 million, for an effective rate of 38.0 percent, compared with an effective rate of 35.2 percent last year. The lower effective rate in first quarter 1994 was due to an adjustment in federal income tax reserves related to prior years.


FINANCIAL CONDITION AND LIQUIDITY

                                     March 31, 1995    December 31, 1994
                                     --------------    -----------------
                                           (Dollars in millions)

   Cash and short-term investments       $232.4             $180.9
   Working capital                       $ 86.2             $113.6
   Current ratio                            1.1                1.1
   Debt to total capitalization            10.5%               9.4%

CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with the first quarter of 1994 was primarily due to higher income from operations and to lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in the first quarter of 1995 included approximately $30 million related to locomotives under capital leases (see Note 4). "Investment purchases" consists primarily of premium payments related to COLI, while "Investment sales and other transactions" principally reflects borrowing on COLI.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


CASH FLOWS FROM FINANCING ACTIVITIES in the first quarter of 1995 includes "Proceeds from long-term borrowings" which represents amounts received in connection with capital lease transactions entered into during the first quarter (see Note 4).

As discussed in Note 3, NS has issued a significant amount of long-term debt in recent years. The servicing of this debt is expected to be primarily from NS Rail's funds, as it is NS' principal subsidiary.

                         PART II - OTHER INFORMATION
                         ---------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1995.

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




Date:    May 10, 1995          /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Corporate Secretary (Signature)




Date:    May 10, 1995          /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


                              INDEX TO EXHIBITS
                              -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
- -----------  -----------------------------------------     -----------

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission and
             shall not be deemed filed for purposes of
             Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934).                                     17