Form 10-Q
period 1995-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1995-08-09
CIK 92275

PAGE 1

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        ----------------------------

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                               53-6002016
----------------------------------------   --------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


       Three Commercial Place
          Norfolk, Virginia                           23510-2191
----------------------------------------   --------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code      (804) 629-2682
                                                    -----------------------

                                  No Change
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


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

                Class                 Outstanding as of July 31, 1995
                -----                 -------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1995 and 1994                             3

                  Consolidated Balance Sheets
                  June 30, 1995, and December 31, 1994               4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1995 and 1994            5

                  Notes to Consolidated Financial Statements       6-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  10-14

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                  15

        Item 6.   Exhibits and Reports on Form 8-K                  15

Signatures                                                          16

Index to Exhibits                                                   17


                       PART I.  FINANCIAL INFORMATION
                       -------------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)


                                     Three Months Ended   Six Months Ended
                                         June 30,              June 30,
                                      1995      1994        1995      1994
                                    --------- ---------  --------- ---------
RAILWAY OPERATING REVENUES:
 Coal                               $  311.3  $  322.5    $  611.6  $  627.4
 Merchandise                           677.2     648.6     1,347.4   1,258.0
 Other                                  27.9      26.7        56.6      54.7
                                    --------  --------    --------  --------
     Railway operating revenues      1,016.4     997.8     2,015.6   1,940.1
                                    --------  --------    --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits             356.6     341.7       731.9     693.1
 Materials, services and rents         163.7     167.6       327.9     331.0
 Depreciation                           95.1      90.3       188.0     179.0
 Diesel fuel                            47.0      46.7        95.7      92.4
 Casualties and other claims            28.8      37.5        61.0      66.6
 Other                                  40.9      39.0        76.4      76.5
                                    --------  --------    --------  --------
     Railway operating expenses        732.1     722.8     1,480.9   1,438.6
                                    --------  --------    --------  --------
     Income from railway operations    284.3     275.0       534.7     501.5

Other income (expense):
 Interest income                         9.5       8.1        15.9      14.2
 Interest expense on debt               (8.4)     (6.4)      (16.2)    (13.1)
 Other - net                             3.0       5.6         1.4      14.7
                                    --------  --------    --------  --------
     Other income (expense)              4.1       7.3         1.1      15.8
                                    --------  --------    --------  --------
     Income before income taxes        288.4     282.3       535.8     517.3

Provision for income taxes             108.1     104.9       202.2     187.7
                                    --------  --------    --------  --------

     NET INCOME                     $  180.3  $  177.4    $  333.6  $  329.6
                                    ========  ========    ========  ========




See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)
                                                 June 30,     December 31,
                                                   1995           1994
                                              --------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    83.8      $    33.8
 Short-term investments (Note 5)                    127.4          147.1
 Accounts receivable - net                          549.3          552.7
 Materials and supplies                              66.9           58.5
 Deferred income taxes                               91.4           91.1
 Other current assets                                68.9           89.8
                                                ---------      ---------
     Total current assets                           987.7          973.0

Due from NS (Note 3)                                333.9          201.7
Investments (Note 5)                                668.4          598.4
Properties less accumulated depreciation          8,702.1        8,493.4
Other assets                                         11.1           22.7
                                                ---------      ---------
     TOTAL ASSETS                               $10,703.2      $10,289.2
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   528.0          529.3
 Income and other taxes                             163.4          119.1
 Other current liabilities                          127.9          118.0
 Current maturities of long-term debt (Note 4)       61.6           65.8
                                                ---------      ---------
     Total current liabilities                      908.1          859.4

Long-term debt (Note 4)                             552.3          474.0
Other liabilities                                   884.1          868.2
Minority interests                                    1.5            2.1

Deferred income taxes (Notes 3 and 5)             2,698.5        2,645.0
                                                ---------      ---------
     TOTAL LIABILITIES                            5,044.5        4,848.7
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      515.0          515.0
 Unrealized gain on marketable
   securities (Note 5)                              284.5          253.1
 Retained income                                  4,637.7        4,450.9
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,658.7        5,440.5
                                                ---------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $10,703.2      $10,289.2
                                                =========      =========


See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                      ---------------------
                                                        1995         1994
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 333.6     $ 329.6
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                              (7.0)      (28.0)
     Depreciation                                        188.5       179.4
     Deferred income taxes                                32.8        20.9
     Nonoperating gains on property sales                 (2.6)       (4.0)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                               3.4       (28.1)
         Materials and supplies                           (8.4)       (2.6)
         Other current assets                             20.9        14.8
         Current liabilities other than debt              52.9        87.1
         Other - net                                      26.4        (5.0)
                                                       -------     -------
            Net cash provided by operating activities    640.5       564.1

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                            (325.4)     (253.6)
 Property sales and other transactions                    35.5        19.9
 Investment purchases                                    (38.6)      (27.5)
 Investment sales and other transactions                  18.3       239.4
 Advances due from NS                                   (132.2)      (99.9)
 Short-term investments - net                             21.9        10.4
                                                       -------     -------
            Net cash used for investing activities      (420.5)     (111.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                              (146.8)     (140.9)
 Proceeds from long-term borrowings                        7.6        --
 Debt repayments                                         (30.8)      (27.1)
                                                       -------     -------
            Net cash used for financing activities      (170.0)     (168.0)
                                                       -------     -------
            Net increase in cash and cash equivalents     50.0       284.8

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                     33.8         2.3
                                                       -------     -------
 At end of period                                      $  83.8     $ 287.1
                                                       =======     =======
---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  23.8     $  18.5
   Income taxes                                        $ 115.4     $ 103.2

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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in millions of dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and cash flows for the six months ended June 30, 1995, and 1994.

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

   INTERCOMPANY ACCOUNTS
   ---------------------
                               June 30, 1995           December 31, 1994
                            -------------------        ------------------
                                       Average                   Average
                                       Interest                  Interest
                            Balance      Rate          Balance     Rate
                            -------    --------        -------   --------
   Due from NS:
     Advances               $ 483.7      4.6%          $ 336.3     2.6%

   Due to NS:
     Notes and advances       149.8      7.0%            134.6     5.7%
                            -------                    -------
        Due from NS - net   $ 333.9                    $ 201.7
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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in millions of dollars)


3. Related Parties (continued)

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At June 30, 1995, and December 31, 1994, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $261.0 million.

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through June 30, 1995, NS has purchased and retired 61,431,800 shares of its common stock at a cost of approximately
   $2.7 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in millions of dollars)


5. Required Accounting Change in 1994

   Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For NS Rail, SFAS 115 affects only balance sheet accounts and has no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at June 30, 1995, and December 31, 1994, net of related deferred taxes, is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheets. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statements of Cash Flows.

   Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at June 30, 1995, as follows:

                                                   Gross
                                                 Unrealized
                                        Cost    Holding Gain    Fair Value
                                      -------  --------------   ----------
   Short-term securities,
     principally U.S. Treasury
     securities                       $ 242.2    $   0.7         $ 242.9

   Equity securities:
     7.3 million shares of NS stock      20.6      468.0           488.6
     Other                               --          0.6             0.6


   Total unrealized holding gains increased $51.8 million during the first six months of 1995. The increased gains primarily reflect the change in NS' stock price from $60-5/8 per share at December 31, 1994, to $67-3/8 per share at June 30, 1995. "Stockholders' equity" for the first six months increased $31.4 million as a result.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (All Tables in millions of dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized
   Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    ------------------   -----------------
                                      1995       1994      1995      1994
                                    -------    -------   -------   -------
                                           (In millions of dollars)
                                                 (Unaudited)

   Railway operating revenues      $ 490.9     $ 465.1   $ 965.4   $ 921.0
   Railway operating expenses        360.5       345.5     725.5     700.2
                                   -------     -------   -------   -------
         Income from operations      130.4       119.6     239.9     220.8

   Other - net                        11.0         7.3      17.0      20.7
                                   -------     -------   -------   -------
         Income before
           income taxes              141.4       126.9     256.9     241.5

   Provision for income taxes         53.0        48.9      96.4      86.7
                                   -------     -------   -------   -------
         Net income                $  88.4     $  78.0   $ 160.5   $ 154.8
                                   =======     =======   =======   =======


   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------

                                             June 30,     December 31,
                                               1995           1994
                                           ------------   ------------
                                                   (Unaudited)
   Assets
     Current assets                          $  357.6       $  330.0
     Noncurrent assets                        4,562.2        4,439.6
                                             --------       --------
        Total assets                         $4,919.8       $4,769.6
                                             ========       ========
   Liabilities and stockholder's equity
     Current liabilities                     $  207.5       $  178.6
     Noncurrent liabilities                   1,611.9        1,590.0
     Stockholder's equity                     3,100.4        3,001.0
                                             --------       --------
        Total liabilities and
          stockholder's equity               $4,919.8       $4,769.6
                                             ========       ========

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" increased $2.9 million, or 2 percent, in the second quarter of 1995, and $4.0 million, or 1 percent, for the first half, compared with the same periods last year. This was NS Rail's best second-quarter net income and reflects improved income from operations, which was up $9.3 million, or 3 percent. First-half net income also set a record with a $33.2 million, or 7 percent, improvement in income from operations.

Railway Operating Revenues
--------------------------
"Railway operating revenues" increased $18.6 million, or 2 percent, in the second quarter and $75.5 million, or 4 percent, for the six months ended
June 30, 1995, compared with the same periods last year.  The increases in operating revenues were due to:

                                 Second Quarter      First Six Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  19.3               $ 106.3
     Revenue per unit/mix              (1.9)                (32.7)
     Other                              1.2                   1.9
                                    -------               -------
                                    $  18.6               $  75.5
                                    =======               =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


The principal revenue commodity groups and changes from the prior year were as follows:

                                 Second Quarter      First Six Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)

     Coal                           $ (11.2)              $ (15.8)
     Merchandise:
       Intermodal                      12.8                  30.3
       Automotive                       9.0                  20.9
       Paper/forest                     4.4                  11.8
       Metals/construction              2.5                  14.5
       Agriculture                      2.4                   5.7
       Chemicals                       (2.5)                  6.2
     Other, principally switching
       and demurrage                    1.2                   1.9
                                    -------               -------
                                    $  18.6               $  75.5
                                    =======               =======


Coal
----
Most of the decline in coal revenues compared with last year was attributable to lower domestic utility coal shipments. High stockpiles at coal-fired generating plants, a result of unseasonably mild weather through June, and an increase in nuclear power generation combined to lower demand for utility coal. The unfavorable comparison was also partly a result of relatively strong demand last year, as utilities were rebuilding depleted stockpiles during the first half of 1994. On the positive side, coal shipments began to recover somewhat during the second quarter, as the effects of the continuing economic recovery in Europe translated into a modest increase in demand for export coal.

Looking ahead, the export market for coal shipped over NS Rail's lines appears to have firmed, and the slow growth which began in the second quarter is expected to continue into the second half of the year. Limited improvement is anticipated in domestic utility shipments, however, as high stockpiles and greater nuclear power generation are expected to continue to hold down short-term demand.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Merchandise
-----------
All merchandise commodity groups (except chemicals in the second quarter) produced higher revenues compared with last year. The largest increases were in the intermodal group, with revenue gains of $12.8 million, or 12 percent, for the second quarter, and $30.3 million, or 15 percent, for the first six months. Within the intermodal group, container traffic continued to post strong growth in the second quarter; however, a softening economy and the effects of last year's strike by truckers reduced the growth in trailer traffic volume, compared with second quarter 1994. NS Rail's intermodal traffic business is expected to continue ahead of last year's pace, although a slowing economy may limit the overall gains in the second half of the year.

The automotive group also produced strong results for both the quarter and the first six months, with revenues climbing $9.0 million, or 8 percent, and $20.9 million, or 10 percent, respectively, over last year. NS Rail's automotive traffic in 1995 has benefited from both an improved economy and increased market share. Looking ahead, however, growth in automotive volume and revenues is expected to slow somewhat in the second half of the year, as automakers reduce production due to sales declines and planned retooling downtime. Metals/construction revenues rose $2.5 million, or 3 percent, in the second quarter, and $14.5 million, or 9 percent, for the first six months, compared with the prior year. Paper/forest revenues were up $4.4 million, or 3 percent, for the quarter, and $11.8 million, or 5 percent, for the first six months. The improvements were primarily due to higher average revenues per shipment, as second-quarter traffic volume in the metals/construction group declined 2 percent, and was flat for the paper/forest group. Agriculture revenues were up $2.4 million and $5.7 million, or 3 percent, for the second quarter and year-to-date, respectively. The gains were largely due to traffic carried over from last year's record corn and soybean harvests. Chemicals was the only merchandise commodity with lower results in the second quarter, down
$2.5 million, or 2 percent, a result of heavy rains in the Midwest, which caused a decline in fertilizer shipments. However, for the first half, chemical revenues were up $6.2 million, or 2 percent, compared with last year. The outlook for the remainder of the year is for modest growth in NS Rail's chemicals traffic, however, as overall demand is expected to track the domestic economy.


Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $9.3 million, or 1 percent, in the second quarter of 1995, and $42.3 million, or 3 percent, for the first half, compared with the same periods last year. During the second quarter of 1995, NS Rail recorded a $7 million charge for the costs related to the closing of two car repair shops. These costs are reflected in "Compensation and benefits" ($2.8 million), for separations and transfers; in "Materials, services and rents" ($0.5 million); and in "Other" expense ($3.7 million), for relocation costs.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


The largest expense increase for the quarter was in "Compensation and benefits" which was up $14.9 million, or 4 percent. The main factors contributing to this increase were: (1) higher wage rates, including a 4 percent increase, effective July 1, 1994, for agreement employees;
(2) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund;
(3) increased accruals for stock-based compensation, a result of the rise in the price of NS stock; and (4) voluntary separation charges related to the shop closings. Partially offsetting these increases was a one-time recovery of railroad retirement supplemental annuity taxes totaling
$5.3 million, resulting from a settlement between the major railroads and the Internal Revenue Service. Smaller increases in second-quarter expenses were recorded in "Depreciation," up $4.8 million, or 5 percent, due to a larger capital base, and in "Other" expense, which was up $1.9 million, or 5 percent, due to the charges related to shop closings. These increases were offset partially by a reduction in "Casualties and claims" expense, which declined $8.7 million, or 23 percent, due to a combination of:
(1) the effect of last year's $5 million accrual for environmental clean-up costs associated with a tank car leak; and (2) favorable experience in settling personal injury claims.

The increase in year-to-date "Railway operating expenses" was also primarily due to higher compensation and benefits costs which were up $38.8 million, or 6 percent, for the same reasons mentioned in the second-quarter discussion. Other year-to-date increases were in "Depreciation," up $9.0 million, or 5 percent, due to a larger capital base, and "Diesel fuel," up $3.3 million, or 4 percent, due to moderate increases in both consumption and price per gallon. The principal decrease in year-to-date railway operating expenses was in "Casualties and other claims" which declined $5.6 million, or 8 percent, again as a result of costs related to last year's tank car spill and this year's more favorable personal injury claims experience.

Other Income (Expense)
----------------------
"Other income (expense)" was down $3.2 million for the second quarter of 1995, and $14.7 million for the first six months, compared with the same periods last year. The second-quarter decrease was principally a result of lower gains on property sales, while the year-to-date decline was largely attributable to the absence of favorable interest accrual adjustments which benefited 1994, and to a reduction in benefit from corporate-owned life insurance (COLI). "Interest income" rose $1.4 million, or 17 percent, and $1.7 million, or 12 percent, respectively, for the quarter and year-to-date, primarily due to higher rates on invested balances. "Interest expense on debt" was up $2.0 million, or 31 percent, and $3.1 million, or 24 percent, respectively, mainly due to a lower level of capitalized interest.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Income Taxes
------------
The "Provision for income taxes" in the second quarter of 1995 totaled $108.1 million, for an effective rate of 37.5 percent, compared with an effective rate of 37.2 percent last year. For the first six months of 1995, income taxes were $202.2 million for an effective rate of
37.7 percent, compared with an effective tax rate of 36.3 percent in 1994. The lower year-to-date effective rate in 1994 was due primarily to a first-quarter adjustment in federal income tax reserves related to prior years.


FINANCIAL CONDITION AND LIQUIDITY

                                      June 30, 1995    December 31, 1994
                                     --------------    -----------------
                                           (Dollars in millions)

   Cash and short-term investments       $211.2             $180.9
   Working capital                       $ 79.6             $113.6
   Current ratio                            1.1                1.1
   Debt to total capitalization            10.2%               9.4%

The decrease in working capital in the first six months of 1995 was principally related to a higher level of property additions, including approximately $30 million related to locomotives under capital leases (see Note 4).

CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with the first six months of 1994 was primarily due to higher income from operations and lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions, which in the first half of 1995 included approximately $30 million related to locomotives under capital leases (see Note 4). "Property sales and other transactions" primarily reflects salvage proceeds on operating property. "Investment purchases" consists primarily of premium payments related to COLI, while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH FLOWS FROM FINANCING ACTIVITIES include "Proceeds from long-term borrowings" which represent amounts received in connection with capital lease transactions entered into during the first quarter (see Note 4).

As discussed in Note 3, NS has issued a significant amount of long-term debt in recent years. The servicing of this debt is expected to be primarily from NS Rail's funds, as it is NS' principal subsidiary.

                         PART II - OTHER INFORMATION
                         ---------------------------
              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 23, 1995, at which meeting two directors were elected to the class whose term will expire in 1998, and one director was elected to the class whose term will expire in 1996.

        The three nominees for directors, who were uncontested, were elected by the following vote:

                               THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     David R. Goode           17,537,417 votes           10,067 votes

     Stephen C. Tobias        17,539,047 votes            8,437 votes


                                ONE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Henry C. Wolf            17,539,257 votes            8,227 votes


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1995.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               ------------------------------------------
                                              (Registrant)




Date:    August 9, 1995        /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:    August 9, 1995        /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


                              INDEX TO EXHIBITS
                              -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for purposes
             of Section 11 of the Securities Act of
             1933 or Section 18 of the Securities
             Exchange Act of 1934).                            18