Form 10-Q
period 1995-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1995-11-09
CIK 92275

PAGE 1

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                      NORFOLK SOUTHERN RAILWAY COMPANY
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Virginia                               53-6002016
----------------------------------------    --------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)


        Three Commercial Place
           Norfolk, Virginia                          23510-2191
----------------------------------------    --------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code      (804) 629-2682
                                                   -------------------------

                                  No Change
----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)


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

                Class                 Outstanding as of October 31, 1995
                -----                 ----------------------------------
     Common Stock (par value $1.00)             16,668,997

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                    INDEX
                                    -----


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1995 and 1994                        3

                  Consolidated Balance Sheets
                  September 30, 1995, and December 31, 1994          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1995 and 1994      5

                  Notes to Consolidated Financial Statements       6-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  10-15

Part II. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                  16

Signatures                                                          17

Index to Exhibits                                                   18


                       PART I.  FINANCIAL INFORMATION
                       -------------------------------

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                      Consolidated Statements of Income
                          (In millions of dollars)
                                 (Unaudited)


                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                      1995      1994       1995      1994
                                    --------  --------   --------  --------
RAILWAY OPERATING REVENUES:
 Coal                               $ 318.5   $ 325.0    $  930.1  $  952.4
 Merchandise                          647.3     622.7     1,994.7   1,880.7
 Other                                 30.2      28.1        86.8      82.8
                                    -------   -------    --------  --------
     Railway operating revenues       996.0     975.8     3,011.6   2,915.9
                                    -------   -------    --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits            359.7     340.4     1,091.6   1,033.5
 Materials, services and rents        148.1     162.7       476.0     493.7
 Depreciation                          96.9      90.3       284.9     269.3
 Diesel fuel                           45.2      47.3       140.9     139.7
 Casualties and other claims           30.5      36.4        91.5     103.0
 Other                                 37.7      32.5       114.1     109.0
                                    -------   -------    --------  --------
     Railway operating expenses       718.1     709.6     2,199.0   2,148.2
                                    -------   -------    --------  --------
     Income from railway operations   277.9     266.2       812.6     767.7

Other income (expense):
 Interest income                        9.5       9.2        25.4      23.4
 Interest expense on debt              (8.7)     (8.4)      (24.9)    (21.5)
 Other - net                            2.7      (3.5)        4.1      11.2
                                    -------   -------    --------  --------
     Other income (expense)             3.5      (2.7)        4.6      13.1
                                    -------   -------    --------  --------
     Income before income taxes       281.4     263.5       817.2     780.8

Provision for income taxes             87.5      98.8       289.7     286.5
                                    -------   -------    --------  --------

     NET INCOME                     $ 193.9   $ 164.7    $  527.5  $  494.3
                                    =======   =======    ========  ========




See accompanying notes to consolidated financial statements.


              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                         Consolidated Balance Sheets
                          (In millions of dollars)
                                 (Unaudited)
                                              September 30,   December 31,
                                                   1995           1994
                                              -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    58.2      $    33.8
 Short-term investments (Note 5)                    120.9          147.1
 Accounts receivable - net                          562.8          552.7
 Materials and supplies                              60.7           58.5
 Deferred income taxes                               96.2           91.1
 Other current assets                                56.6           89.8
                                                ---------      ---------
     Total current assets                           955.4          973.0

Due from NS (Note 3)                                449.2          201.7
Investments (Note 5)                                735.9          598.4
Properties less accumulated depreciation          8,733.7        8,493.4
Other assets                                         14.6           22.7
                                                ---------      ---------
     TOTAL ASSETS                               $10,888.8      $10,289.2
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   545.2          529.3
 Income and other taxes                             171.0          119.1
 Other current liabilities                          130.1          118.0
 Current maturities of long-term debt (Note 4)       57.3           65.8
                                                ---------      ---------
     Total current liabilities                      930.8          859.4

Long-term debt (Note 4)                             529.6          474.0
Other liabilities                                   877.9          868.2
Minority interests                                    2.1            2.1

Deferred income taxes (Notes 3 and 5)             2,736.0        2,645.0
                                                ---------      ---------
     TOTAL LIABILITIES                            5,076.4        4,848.7
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      515.0          515.0
 Unrealized gain on marketable
   securities (Note 5)                              316.8          253.1
 Retained income                                  4,759.1        4,450.9
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,812.4        5,440.5
                                                ---------      ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                     $10,888.8      $10,289.2
                                                =========      =========


See accompanying notes to consolidated financial statements.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Cash Flows
                          (In millions of dollars)
                                 (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         1995         1994
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 527.5     $ 494.3
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                               (9.6)      (30.2)
     Depreciation                                         285.5       269.9
     Deferred income taxes                                 23.6        69.9
     Nonoperating gains on property sales                  (6.1)       (4.9)
     Changes in assets and liabilities affecting
       operations:
         Accounts receivable                              (10.1)      (15.2)
         Materials and supplies                            (2.2)        4.3
         Other current assets                              33.2        23.4
         Current liabilities other than debt               79.9        14.2
         Other - net                                       41.7        81.5
                                                        -------     -------
            Net cash provided by operating activities     963.4       907.2

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                             (478.2)     (425.7)
 Property sales and other transactions                     62.4         4.9
 Investment purchases                                     (53.0)      (36.2)
 Investment sales and other transactions                   18.7       239.8
 Advances due from NS                                    (247.5)     (274.2)
 Short-term investments - net                              28.3       (32.3)
                                                        -------     -------
            Net cash used for investing activities       (669.3)     (523.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                               (219.3)     (210.5)
 Proceeds from long-term borrowings                         7.6        41.4
 Debt repayments                                          (58.0)      (95.5)
                                                        -------     -------
            Net cash used for financing activities       (269.7)     (264.6)
                                                        -------     -------
            Net increase in cash and cash equivalents      24.4       118.9

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      33.8         2.3
                                                        -------     -------
 At end of period                                       $  58.2     $ 121.2
                                                        =======     =======
-----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                $  37.8     $  34.8
   Income taxes                                         $ 207.0     $ 179.6

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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 Notes to Consolidated Financial Statements
                     (All tables in millions of dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine months ended September 30, 1995, and 1994.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year-end 1994 in the matters as discussed in Note 17, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1994, Notes to Consolidated Financial Statements, beginning on page 59.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   INTERCOMPANY ACCOUNTS
   ---------------------
                               September 30, 1995       December 31, 1994
                               ------------------      -------------------
                                         Average                 Average
                                         Interest                Interest
                               Balance     Rate        Balance     Rate
                               -------   --------      -------   --------
   Due from NS:
     Advances                  $ 600.7     4.2 %       $ 336.3     2.6%

   Due to NS:
     Notes and advances          151.5     6.7 %         134.6     5.7%
                               -------                 -------
           Due from NS - net   $ 449.2                 $ 201.7
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

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 Notes to Consolidated Financial Statements
                     (All tables in millions of dollars)


3. Related Parties (continued)

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At September 30, 1995, and December 31, 1994, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $264.9 million and $261.0 million, respectively.

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through September 30, 1995, NS has purchased and retired 62,638,800 shares of its common stock at a cost of approximately
   $2.8 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may be issued as well for general corporate purposes, will come principally from NS Rail.

4. Capital Leases

   During the first quarter of 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry stated interest rates between 8.23 percent and
   8.60 percent but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 Notes to Consolidated Financial Statements
                     (All tables in millions of dollars)


5. Required Accounting Change in 1994

   Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For NS Rail, SFAS 115 affects only balance sheet accounts and has no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale" at September 30, 1995, and December 31, 1994, net of related deferred taxes, is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheets. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statements of Cash Flows.

   Under SFAS 115, NS Rail increased the reported carrying value of certain short-term and long-term investments classified as "available for sale" at September 30, 1995, as follows:

                                                Gross
                                              Unrealized
                                     Cost    Holding Gain   Fair Value
                                    -------  -------------  ----------
   Short-term securities,
     principally U.S. Treasury
     securities                     $ 202.1    $   0.5       $ 202.6

   Equity securities:
     7.3 million shares of NS stock    20.6      521.5         542.1
     Other                             --          0.6           0.6

   Total unrealized holding gains increased $105.1 million during the first nine months of 1995. The increased gains reflect primarily the change in NS' stock price from $60-5/8 per share at December 31, 1994, to $74-3/4 per share at September 30, 1995. "Stockholders' equity" for the first nine months increased $63.7 million as a result.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                 Notes to Consolidated Financial Statements
                     (All tables in millions of dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--Summarized
   Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                  ------------------   -------------------
                                    1995      1994       1995       1994
                                  --------  --------   --------   --------
                                          (In millions of dollars)
                                                (Unaudited)

     Railway operating revenues    $ 469.7  $ 454.3    $1,435.1   $1,375.3
     Railway operating expenses      354.5    340.0     1,080.0    1,040.2
                                   -------  -------    --------   --------
           Income from operations    115.2    114.3       355.1      335.1

     Other - net                      10.7      1.1        27.7       21.8
                                   -------  -------    --------   --------
           Income before
             income taxes            125.9    115.4       382.8      356.9

     Provision for income taxes       36.9     40.2       133.3      126.9
                                   -------  -------    --------   --------
           Net income              $  89.0  $  75.2    $  249.5   $  230.0
                                   =======  =======    ========   ========

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------

                                           September 30,  December 31,
                                               1995           1994
                                           -------------  ------------
                                                   (Unaudited)
   Assets
     Current assets                          $  296.0       $  330.0
     Noncurrent assets                        4,707.9        4,439.6
                                             --------       --------
        Total assets                         $5,003.9       $4,769.6
                                             ========       ========
   Liabilities and stockholder's equity
     Current liabilities                     $  232.7       $  178.6
     Noncurrent liabilities                   1,610.9        1,590.0
     Stockholder's equity                     3,160.3        3,001.0
                                             --------       --------
        Total liabilities and
          stockholder's equity               $5,003.9       $4,769.6
                                             ========       ========

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the third quarter was $193.9 million, the highest for any quarter in NS Rail's history and $29.2 million, or 18 percent, above third-quarter 1994. Contributing to the 1995 third-quarter record were a $11.7 million, or 4 percent, increase in "Income from railway operations" and a substantially lower effective tax rate, primarily as a result of adjustments for federal income tax liabilities due affiliates.

Net income of $527.5 million for the nine months ended September 30, 1995, also a record, was up $33.2 million, or 7 percent, over the comparable period last year. A 6 percent increase in "Income from railway operations" was largely responsible for the improvement.

Railway Operating Revenues
--------------------------
"Railway operating revenues" increased $20.2 million, or 2 percent, in the third quarter and $95.7 million, or 3 percent, for the nine months ended
September 30, 1995, compared with the same periods last year.  The increases in operating revenues were due to:

                                  Third Quarter      First Nine Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                       (In millions of dollars)

     Traffic volume (carloads)      $  19.8               $ 125.8
     Revenue per unit/mix              (1.7)                (34.1)
     Other                              2.1                   4.0
                                    -------               -------
                                    $  20.2               $  95.7
                                    =======               =======

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


The principal revenue commodity groups and changes from the prior year were as follows:

                                  Third Quarter      First Nine Months
                                  1995 vs. 1994        1995 vs. 1994
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                       (In millions of dollars)

     Coal                           $  (6.5)              $ (22.3)
     Merchandise:
       Intermodal                       9.2                  39.5
       Agriculture                      6.2                  11.9
       Paper/forest                     5.8                  17.6
       Automotive                       4.8                  25.7
       Metals/construction              4.3                  18.8
       Chemicals                       (5.7)                  0.5
     Other, principally switching
       and demurrage                    2.1                   4.0
                                    -------               -------
                                    $  20.2               $  95.7
                                    =======               =======


Coal
----
The comparative decline in NS Rail's coal revenues, for both the third quarter and first nine months of 1995, resulted from an overall weakness in shipments of domestic utility coal. Stockpiles at coal-fired generating plants had been quite high since the summer of 1994. This summer's relatively hot weather in NS Rail's service region resulted in stockpiles beginning to moderate. Export coal shipments continued the improvement begun during the second quarter, as the economic recovery in Europe helped to generate a 15 percent increase in third-quarter volume and a 5 percent increase in volume for the first nine months of 1995, compared with last year.

Looking ahead, the encouraging trends in both the domestic utility and export markets for coal over NS Rail's lines are expected to continue, producing moderate traffic growth for the remainder of the year.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Merchandise
-----------
All merchandise commodity groups (except chemicals in the third quarter) produced higher revenues compared with last year. The intermodal group continued to produce the greatest gains, with revenues up $9.2 million, or 9 percent, for the third quarter, and up $39.5 million, or 13 percent, for the first nine months. Container traffic posted the largest gains compared with last year's third quarter, although a softening domestic economy resulted in somewhat slower growth compared with the first six months this year. Strong container shipments and modest improvement in trailer movements are expected in the fourth quarter.

The agriculture group recorded the second-best revenue increase in the third quarter, rising $6.2 million, or 8 percent, compared with last year. Strong demand for grain, increased wheat shipments from NS Rail's sourcing regions and an improved export market combined to produce the gains. The fourth-quarter outlook is also positive, although this year's harvest is not expected to match last year's record levels. Revenues in the paper/forest and metals/construction commodity groups were up $5.8 million and $4.3 million, or 5 percent, for the quarter, and up $17.6 million and $18.8 million, or 5 percent and 8 percent, respectively, for the first nine months. The gains in the paper/forest group were almost entirely due to higher average revenues per shipment, as traffic volume was flat for both periods. Higher average revenues also largely were responsible for the improved results in metals/construction, although some of the year-to-date gain was due to greater first-quarter traffic volume. Revenues from automotive traffic were up $4.8 million, or 5 percent, for the quarter and $25.7 million, or 8 percent, for the first nine months. NS Rail continues to benefit from improved automotive sales and production in markets it serves. Automobile traffic is expected to remain ahead of last year, although projected gains from plants scheduled to come back on line in the fourth quarter will be somewhat mitigated by retooling downtimes and production slow-downs at other plants.

Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $8.5 million, or 1 percent, in the third quarter of 1995, and $50.8 million, or 2 percent, for the nine-month period, compared with the same periods last year.

The largest expense increase for the quarter was in "Compensation and benefits" which rose $19.3 million, or 6 percent. The main factors contributing to this increase were: (1) higher wage rates; (2) increased accruals for stock-based compensation, largely a result of the rise in the price of NS stock; and (3) higher health care costs for agreement employees due to the absorption last year of the cash surplus in a multi-railroad insurance fund.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


On September 26, 1995, NS Rail announced a voluntary retirement program for certain eligible employees, which 265 of the 475 eligible employees accepted. The charge for this program will be recorded in fourth-quarter operating expenses. The effects of this program are expected to produce annual savings of approximately $16 million.

Third-quarter expenses also saw an increase in "Other" expenses, which were up $5.2 million, or 16 percent, compared with last year, which had benefited from favorable sales and use tax settlements. Partially offsetting these increases were reductions in "Materials, services and rents" and "Casualties and other claims." "Materials, services and rents" declined $14.6 million, or 9 percent, due primarily to lower locomotive and freight car repairs. Greater income from equipment rents related to the deprescription of car hire and the leasing of locomotives also contributed to the decline. "Casualties and other claims" was $5.9 million, or 16 percent, lower due to favorable experience in personal injury claims.

The increase in year-to-date "Railway operating expenses" also reflected higher compensation and benefits costs which were up $58.1 million, or 6 percent, for the same reasons mentioned in the discussion about third-quarter expenses. "Other" expenses rose $5.1 million, or 5 percent, compared to 1994, which included favorable sales and use tax adjustments. The principal decreases in year-to-date railway operating expenses were in "Materials, services and rents" and "Casualties and other claims." "Materials, services and rents" declined $17.7 million, or 4 percent, for the same reasons mentioned in the third-quarter discussion. "Casualties and other claims" declined $11.5 million, or 11 percent, reflecting this year's more favorable personal injury claims experience and lower environmental costs.

Other Income (Expense)
----------------------
"Interest income" was $0.3 million, or 3 percent, higher for the quarter and $2.0 million, or 9 percent, greater for the first nine months due to higher rates on invested balances.

"Interest expense on debt" increased $0.3 million, or 4 percent, and $3.4 million, or 16 percent, for the third quarter and year-to-date, respectively, mainly due to a lower level of capitalized interest.

"Other income-net" was up $6.2 million over third-quarter 1994 but was $7.1 million lower for the first nine months compared with last year. The improvement for the quarter was largely due to increased gains on sales of property and higher rental income, while the year-to-date decline was largely attributable to favorable interest accrual adjustments which benefited 1994.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Income Taxes
------------
The "Provision for income taxes" in the third quarter of 1995 totaled
$87.5 million, for an effective rate of 31.1 percent, compared with an effective rate of 37.5 percent last year. For the first nine months of 1995, income taxes were $289.7 million for an effective tax rate of
35.4 percent, compared with an effective tax rate of 36.7 percent in 1994. The lower effective rates in 1995 were a result of an adjustment of intercompany tax liabilities for affiliates no longer in the NS consolidated group. This adjustment was made in conjunction with accounting for the final tax returns of these subsidiaries and resulted in reducing tax expense by $17.0 million with a corresponding reduction in the intercompany tax payable to affiliates.

Required Accounting Change
-------------------------
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets and related goodwill which either are held and used or are held for disposal. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and NS Rail plans to implement this change in the first quarter of 1996. The impact to NS Rail of adopting this new standard is not currently determinable; however, it is not expected to have a material effect on the Company's financial position or results of operations.

Environmental Matters
---------------------
NS Rail and NS Rail's wholly owned subsidiary, The Alabama Great Southern Railroad Company ("AGS"), have complied with a recent request from the Environmental Protection Agency ("EPA") to provide information concerning any connection they may have had - in the 1880's - to property or the operations conducted thereon at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. Since providing such information, NS Rail has learned informally that the EPA may consider AGS, with several other entities believed to be solvent, a potentially responsible party with respect to such site. Any such designation of AGS and any associated liability will be contested; it is not possible at this time to anticipate either (a) the amount of any liability that may be asserted against AGS or
(b) as a consequence, the materiality of such amount to NS Rail's financial position, results of operation or liquidity in a particular quarter or year.

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


FINANCIAL CONDITION AND LIQUIDITY

                                   September 30, 1995  December 31, 1994
                                   ------------------  -----------------
                                           (Dollars in millions)

   Cash and short-term investments      $179.1             $180.9
   Working capital                       $24.6             $113.6
   Current ratio                           1.0                1.1
   Debt to total capitalization            9.6%               9.4%

The decline in working capital in the first nine months of 1995 was principally related to advances made to NS (see Note 3).

CASH FLOWS FROM OPERATING ACTIVITIES are NS Rail's principal source of liquidity and were sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operating activities compared with the first nine months of 1994 was primarily due to higher income from operations and lower special charge payments.

CASH FLOWS FROM INVESTING ACTIVITIES were affected principally by capital spending for property additions. "Property sales and other transactions" primarily reflects salvage proceeds on operating property. "Investment purchases" consists primarily of premium payments related to corporate owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH FLOWS FROM FINANCING ACTIVITIES include "Proceeds from long-term borrowings" which in 1995 represent amounts received in connection with capital lease transactions entered into during the first quarter (see
Note 4), and in 1994, reflect an equipment trust issued.

As discussed in Note 3, NS has issued a significant amount of long-term debt in recent years. Funds to service this debt are expected to come primarily from NS Rail, NS' principal subsidiary.

                         PART II.  OTHER INFORMATION
                         ---------------------------

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed for the three months ended September 30, 1995.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               ------------------------------------------
                                              (Registrant)




Date:  November 9, 1995        /s/ Sandra T. Pierce
      -------------------      ------------------------------------------
                               Sandra T. Pierce
                               Corporate Secretary (Signature)




Date:  November 9, 1995        /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

                              INDEX TO EXHIBITS
                              -----------------


Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission and
             shall not be deemed filed for purposes of
             Section 11 of the Securities Act of 1933 or
             Section 18 of the Securities Exchange Act
             of 1934).                                          19