Form 10-K405
period 1995-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1996-03-27
CIK 92275

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                        ------------------------

                              FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 or l5(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1995.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   ------------    ------------

         Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2

                    NORFOLK SOUTHERN RAILWAY COMPANY
 ------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Virginia                          53-6002016
 -----------------------------------------   ----------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

 Three Commercial Place, Norfolk, Virginia        23510-2191
 -----------------------------------------   ----------------------
 (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number, including area code  (804) 629-2682
                                                     --------------
   Securities registered pursuant to Section 12(b) of the Act:

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

    Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by
nonaffiliates as of February 29, 1996:  $39,831,413

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 29, 1996:  16,668,997


                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 18, 1995) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS

         Item                                                Page
         ----                                                ----

Part I    1.   Business                                         4

          2.   Properties                                       4

          3.   Legal Proceedings                               17

          4.   Submission of Matters to a Vote of Security
                 Holders                                       17

               Executive Officers of the Registrant            18


Part II   5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                   24

          6.   Selected Financial Data                         25

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    26

          8.   Financial Statements and Supplementary Data     38

          9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure        65


Part III 10.   Directors and Executive Officers of the
                 Registrant                                    65

         11.   Executive Compensation                          65

         12.   Security Ownership of Certain Beneficial
                 Owners and Management                         65

         13.   Certain Relationships and Related
                 Transactions                                  65


Part IV  14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                           66


               Index to Consolidated Financial Statement
                 Schedule                                      66

Power of Attorney                                              69

Signatures                                                     69

Exhibit Index                                                  73

                                 PART I


Item 1.   Business.
------    --------

          and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Railway Company (Norfolk Southern Railway) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

          On June 1, l982, Southern and Norfolk and Western Railway Company (Norfolk and Western) became subsidiaries of Norfolk Southern Corporation (NS), a transportation holding company. Effective December 31, 1990, NS transferred all the common stock of Norfolk and Western to Southern, and Southern's name was changed to Norfolk Southern Railway Company. Accordingly, all the common stock of Norfolk and Western, which is its only voting security, is owned by Norfolk Southern Railway, and all the common stock of Norfolk Southern Railway (16,668,997 shares) is owned directly by NS. NS common stock is publicly held and listed on the New York Stock Exchange.

          There remain issued and outstanding as of February 29, 1996, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares (including 74 shares not entitled to vote) were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange.

          STOCK PURCHASE PROGRAM - On June 2, 1989, NS announced that it intended to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 29, 1996, NS had purchased 131,128 shares of preferred stock at a total cost of approximately $4.8 million. Consequently, as of February 29, 1996, NS held 94.6 percent of the voting stock of Norfolk Southern Railway.

          OPERATIONS - As of December 3l, l995, NS Rail operated more than 14,500 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,208 miles are owned, with the balance operated under lease or trackage rights; most of this total are main line. In addition, NS Rail operates approximately 11,000 miles of passing, industrial, yard and side tracks.

          NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately
330 miles, expired by their terms at the end of 1994. Following extensive negotiations, the terms of renewal contained in a Lease Extension Agreement were approved by the respective parties' boards of directors in August 1995, and, subject to a court challenge as to the presence of the required quorum of private stockholders ("Quorum Challenge"), by the stockholders of North Carolina Railroad Company
(NCRR) at their meeting in December. Also, certain NCRR stockholders earlier had filed four separate, and still-pending, derivative actions challenging the adequacy of the new rental terms, which provide for an annual rental of $8.0 million in 1995, with adjustments for inflation in each of the succeeding years of the lease. Pending resolution of the Quorum Challenge, NS Rail continues to operate over NCRR lines under the rental terms contained in the Lease Extension Agreement. If the Quorum Challenge is successful, and if the NCRR is unable to obtain stockholder approval of the Lease Extension Agreement at a subsequent meeting, NS Rail could be required to operate over these NCRR lines under conditions prescribed by regulatory authority, or they might operate over one or more alternate routes. Whatever the ultimate resolution of this matter, it is not expected to have a material effect on NS Rail's consolidated financial position.

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

          NS Rail's lines reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with the Florida East Coast Railway allows NS Rail to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Oh.; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Md., to New Orleans (via Atlanta and Birmingham).

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

          RAILWAY OPERATING REVENUES - NS Rail's railway operating revenues totaled $4.0 billion in 1995. These revenues were received for transporting 280.6 million tons, of which 219.4 million tons originated on line, 242.7 million tons terminated on line (including
187.1 million tons of local traffic--originating and terminating on line) and approximately 5.6 million tons were overhead traffic (neither originating nor terminating on line).

          Revenue and revenue ton mile (one ton of freight moved one mile) contributions by principal railway operating revenue sources for the period 1991 through 1995 are set forth in the following table:
                                      Year Ended December 31,
Principal Sources of      ------------------------------------------------
Railway Operating
Revenues                    1995      1994      1993      1992      1991
-------------------------   ----      ----      ----      ----      ----
         (Revenues in Millions, and Revenue Ton Miles in Billions)
COAL
  Revenues............... $1,240.3  $1,262.5  $1,213.3  $1,296.0  $1,330.3
  % of total railway
   operating revenues....     30.9%     32.2%     32.5%     34.9%     37.0%
  Revenue ton miles......     43.1      43.8      41.4      41.9      42.7
  % of total revenue
   ton miles.............     33.9%     35.8%     37.1%     38.9%     41.2%

PAPER/FOREST
  Revenues............... $  519.8  $  505.4  $  502.7  $  499.5  $  476.1
  % of total railway
   operating revenues....     13.0%     12.9%     13.5%     13.5%     13.2%
  Revenue ton miles......     15.5      15.3      15.1      14.7      13.6
  % of total revenue
   ton miles.............     12.2%     12.5%     13.5%     13.7%     13.1%

CHEMICALS
  Revenues............... $  513.5  $  512.2  $  472.9  $  471.7  $  449.7
  % of total railway
   operating revenues....     12.8%     13.1%     12.7%     12.7%     12.5%
  Revenue ton miles......     16.7      16.7      14.7      14.3      13.6
  % of total revenue
   ton miles.............     13.1%     13.7%     13.2%     13.3%     13.1%

                                      Year Ended December 31,
Principal Sources of      ------------------------------------------------
Railway Operating
Revenues                    1995      1994      1993      1992      1991
-------------------------   ----      ----      ----      ----      ----
         (Revenues in Millions, and Revenue Ton Miles in Billions)
AUTOMOTIVE
  Revenues............... $  454.1  $  432.1  $  429.5  $  401.5  $  325.9
  % of total railway
   operating revenues....     11.3%     11.0%     11.5%     10.8%      9.1%
  Revenue ton miles......      4.3       4.2       4.2       3.7       3.0
  % of total revenue
   ton miles.............      3.4%      3.4%      3.8%      3.4%      2.9%

AGRICULTURE
  Revenues............... $  359.0  $  347.5  $  319.7  $  301.4  $  293.6
  % of total railway
   operating revenues....      8.9%      8.9%      8.6%      8.1%      8.2%
  Revenue ton miles......     16.7      15.6      13.6      12.6      12.2
  % of total revenue
   ton miles.............     13.1%     12.8%     12.2%     11.7%     11.8%

METALS/CONSTRUCTION
  Revenues............... $  339.5  $  321.4  $  296.1  $  276.3  $  274.0
  % of total railway
   operating revenues....      8.5%      8.2%      7.9%      7.5%      7.6%
  Revenue ton miles......     11.3      10.4       9.6       8.5       8.2
  % of total revenue
   ton miles.............      8.9%      8.5%      8.6%      7.9%      7.9%

INTERMODAL
(Trailers and Containers)
  Revenues............... $  470.5  $  425.6  $  371.9  $  341.0  $  324.6
  % of total railway
   operating revenues....     11.7%     10.9%     10.0%      9.2%      9.0%
  Revenue ton miles......     19.5      16.3      13.0      11.9      10.4
  % of total revenue
   ton miles.............     15.4%     13.3%     11.6%     11.1%     10.0%
                          --------  --------  --------  --------  --------
Total Freight Revenues... $3,896.7  $3,806.7  $3,606.1  $3,587.4  $3,474.2
Total Revenue Ton Miles..    127.1     122.3     111.6     107.6     103.7

OTHER RAILWAY OPERATING
  Revenues, principally
   switching and
   demurrage............. $  115.1  $  111.4  $  121.5  $  121.7  $  123.8
  % of total railway
   operating revenues....      2.9%      2.8%      3.3%      3.3%      3.4%
                          --------  --------  --------  --------  --------
Total Railway Operating
  Revenues............... $4,011.8  $3,918.1  $3,727.6  $3,709.1  $3,598.0

Note: Revenue ton miles (RTMs) for 1991 and 1992 have been restated from a one-month delayed basis to current-month basis.

          COAL TRAFFIC - Coal, coke and iron ore--most of which is bituminous coal--is NS Rail's principal commodity group. NS Rail originated 114.2 million tons of coal, coke and iron ore in 1995 and handled a total of 125.1 million tons. Originated tonnage increased
0.4 percent from 114.7 million tons in 1994, and total tons handled decreased 0.6 percent from 125.9 million tons in 1994. Revenues from coal, coke and iron ore, which accounted for 31 percent of NS Rail's total railway operating revenues and 34 percent of total revenue ton miles in 1995, were $1.24 billion, a decrease of 2 percent from $1.26 billion in 1994.

          The following table shows total coal tonnage originated on-
line, received from connections and handled for the five years ended
December 31, 1995:
                            Tons of Coal (Millions)
                 --------------------------------------------
                 1995     1994      1993      1992      1991
                 ----     ----      ----      ----      ----
     Originated  111.2    112.0     109.7     115.5     116.8
     Received     10.8     11.1       5.9       6.3       6.5
                 -----    -----     -----     -----     -----
     Handled     122.0    123.1     115.6     121.8     123.3

          Of the 111.2 million tons of coal originating on NS Rail in 1995, the approximate breakdown by origin state is as follows:
41.2 million tons from West Virginia, 34.4 million tons from Virginia, 23.1 million tons from Kentucky, 7.1 million tons from Illinois,
3.6 million tons from Alabama, 1.6 million tons from Tennessee, and
0.2 million tons from Indiana. Of this NS Rail-origin coal, approximately 25.7 million tons moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Va.;
18.6 million tons moved to domestic and Canadian steel industries;
58.7 million tons of steam coal moved to electric utilities; and
8.2 million tons moved to other industrial and miscellaneous users.
NS Rail moved 9.4 million tons of originated coal to various docks on the Ohio River for further movement by barge and 3.3 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

          Total coal tonnage handled through all system ports in 1995 was 41.7 million. Of this total, 69 percent moved through the pier facilities at Lamberts Point. In 1995, total tonnage handled at Lamberts Point, including coastwise traffic, was 28.9 million tons, a 4 percent increase from the 27.8 million tons handled in 1994.

          For the five years ended December 31, 1995, the quantities of NS Rail coal handled only for export through Lamberts Point were as follows:
                           Export Coal through Lamberts Point
                                   (Millions of tons)
                      --------------------------------------------
                      1995     1994      1993      1992      1991
                      ----     ----      ----      ----      ----
          Originated  25.4     23.9      24.6      30.8      34.3
          Handled     25.5     24.1      24.9      31.2      34.6

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 26.

          MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Paper/Forest; Chemicals; Automotive; Agriculture; and Metals/Construction). Total NS Rail merchandise revenues increased in 1995 to $2.66 billion, a 4 percent increase over 1994. Merchandise carloads handled in 1995 were 3.18 million, compared with 3.03 million handled in 1994, an increase of 5 percent.

          In 1995, 105.2 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS Rail, originated on line. The balance of NS Rail's merchandise traffic was received from connecting carriers (mostly railroads, with some truck, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

          Revenues in all six market groups comprising merchandise traffic improved in 1995 over 1994, and in 1994 over 1993. The biggest gains in 1995 were in Intermodal, up $44.9 million; Automotive, up $22.0 million; and Metals/Construction, up $18.1 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 26.

          RAIL OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations during the periods indicated:
                                    Year Ended December 31,
                           -----------------------------------------
                           1995     1994     1993     1992     1991
                           ----     ----     ----     ----     ----
Rail revenue ton
 miles (billions)          127.1    122.3    111.6    107.6    103.7
Freight train miles
 traveled (millions)        48.5     46.0     43.3     41.1     37.8
Revenue per ton mile     $0.0307  $0.0311  $0.0323  $0.0333  $0.0335
Revenue tons per train     2,622    2,655    2,577    2,618    2,743
Revenue ton miles
 per man-hour worked       2,690    2,579    2,304    2,184    2,023
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         73.5     73.2     75.3     75.0     77.9*

* Excluding a special charge in 1991 which increased railway operating expenses by $483 million.

          FREIGHT RATES - In 1995, NS Rail continued its reliance on private contracts and exempt price quotes as its predominant pricing mechanisms. Thus, a major portion of NS Rail's freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. This situation is not expected to change in 1996 after the January 1 termination of the ICC and transfer of its functions to a new agency, the Surface Transportation Board (STB).

          In 1995, the ICC found NS Rail "revenue inadequate" based on results for the year 1994. A railroad is "revenue inadequate" under the Interstate Commerce Act when its return on net investment does not exceed the rail industry's composite cost of capital. The revenue adequacy measure is used by the STB as one of the factors in its determination of reasonableness of regulated rates.

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

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1995, NS Rail owned or
leased the following units of equipment:
                               Number of Units
                       -------------------------------     Capacity
                         Owned*     Leased     Total     of Equipment
                         -----      ------     -----     ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,908           0      1,908     5,799,700
  Switching                 143           0        143       210,000
  Auxiliary units            62           0         62             0
                       --------     -------   --------    ----------
    Total locomotives     2,113           0      2,113     6,009,700
                       ========     =======   ========    ==========

Freight Cars:                                                (Tons)
  Hopper                 29,780          41     29,821     2,943,996
  Box                    22,918         376     23,294     1,772,693
  Covered Hopper         13,757       1,174     14,931     1,482,080
  Gondola                21,388         105     21,493     2,259,854
  Flat                    4,234         825      5,059       360,061
  Caboose                   261           0        261             0
  Other                   1,435           4      1,439       112,720
                       --------     -------   --------    ----------
    Total freight cars   93,773       2,525     96,298     8,931,404
                       ========     =======   ========    ==========

Other:
  Work equipment          6,963           5      6,968
  Vehicles                3,825           0      3,825
  Highway trailers        2,182       1,986      4,168
  Miscellaneous           1,624           0      1,624
                       --------     -------   --------
    Total other          14,594       1,991     16,585
                       ========     =======   ========



* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

          The following table indicates the number and age of
locomotives and freight cars owned by NS Rail at December 31, 1995:
                                        Year Built
             ---------------------------------------------------------------
                                                1985-  1979-   1978 &
             1995   1994   1993   1992   1991   1990   1984    Before  Total
             ----   ----   ----   ----   ----   ----   ----    ------  -----
Locomotives:
  Number of
    units     125     25     31     55     53    398     432     994   2,113
  Percent of
    fleet     5.9    1.2    1.5    2.6    2.5   18.8    20.4    47.1   100.0

Freight cars:
  Number of
    units     931    845    935    580    556  4,600  14,253  71,073  93,773
  Percent of
    fleet     1.0    0.9    1.0    0.6    0.6    4.9    15.2    75.8   100.0

          The average age of the freight car fleet at December 31, 1995, was 22.0 years. During 1995, NS Rail retired 7,247 freight cars. As of December 31, 1995, the average age of the locomotive fleet was 15.7 years. During 1995, NS Rail retired 67 locomotives, the average age of which was 22.6 years. Since 1988, NS Rail has rebodied more than 20,500 coal cars. As a result, the remaining serviceability of the freight car fleet is greater than is inferable from the high percentage of freight cars built in earlier years.

          NS Rail continues freight car and locomotive maintenance programs to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In recent years, the bad order ratio reflects the storage of certain types of cars which are not in high demand. Funds were not spent to repair certain types of cars for which present and future customers' needs could be adequately met without such repair programs. Also, NS Rail's own standards of what constitutes a "serviceable" car have risen, and NS Rail continues its disposition program for underutilized, unserviceable and overage cars. In this connection, NS Rail began an orderly disposition of up to 17,000 freight cars in October 1994. Through the end of 1995, 7,272 of these cars had been sold.

                                            Annual Average*
                                   --------------------------------
                                   1995   1994   1993   1992   1991
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        5.8%   6.7%   7.3%   7.6%   6.5%
    All Class I railroads          6.0*   7.3    7.1    7.5    7.3

Locomotives:
    NS Rail                        4.7    4.7    4.3    4.4    4.3

* In 1995, the industry bad order ratio was as of June 1, 1995.
  Prior years' industry ratios were based on a monthly average.

          TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) is heavyweight rail ranging from 100 to 140 pounds per yard. Of the 22,514 miles of track maintained by NS Rail as of December 31, 1995, 15,787 miles were laid with welded rail.

          The density of traffic on NS Rail running track (main line trackage plus passing track) during 1995 was as follows:
           Gross tons of
          freight carried
          per track mile      Track miles       Percent
            (Millions)     of running tracks*   of total
          ---------------  -----------------    --------
             0-4                 4,966             31
             5-19                4,822             30
             20 and over         6,387             39
                                ------            ---
                                16,175            100

          * Excludes trackage rights.

          The following table summarizes certain information about
NS Rail's track roadway additions and replacements during the last five years:
                                   1995   1994   1993   1992   1991
                                   -----  -----  -----  -----  -----
Track miles of rail installed        403    480    574    660    679
Miles of track surfaced            4,668  4,760  5,048  5,690  5,646
New crossties installed (millions)   2.0    1.7    1.6    1.9    1.9

          MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 6,600 radio path miles, 376 active stations and 5 passive repeater stations, provides communications for Norfolk, Buffalo, Detroit, Fort Wayne, Chicago, Kansas City, St. Louis, Washington, D.C., Atlanta, New Orleans, Jacksonville, Memphis, Cincinnati and most operating locations between these cities. The microwave system provides service for approximately 17,200 individual telephone circuits. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors. Extension of microwave communications to low density or operations support facilities is accomplished via microwave interface to buried fiber-optic or copper cables.

          TRAFFIC CONTROL - Of a total of 12,885 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 100 miles are controlled by data radio from seven microwave site locations) and 2,800 road miles are equipped for automatic block system operation.

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

          ENCUMBRANCES - Certain rail rolling stock is subject to the prior lien of equipment financing obligations amounting to approximately $540.4 million as of December 31, 1995, and $497.2 million as of December 31, 1994. In addition, a significant portion of NS Rail's properties are subject to liens securing as of December 31, 1995, and 1994, approximately $27.5 million and
$33.9 million of mortgage debt, respectively.

          CAPITAL EXPENDITURES - During the five calendar years ended
December 31, 1995, capital expenditures for road, equipment and other property were as follows:
                                     Capital Expenditures
                          ------------------------------------------
                           1995     1994     1993     1992     1991
                           ----     ----     ----     ----     ----
                                   (In millions of dollars)
  Railway property
    Road                  $379.5   $382.3   $411.0   $425.1   $392.8
    Equipment              332.6    235.0    218.1    187.8    193.1
  Other property             1.2     22.3      0.1      4.2     77.2
                          ------   ------   ------   ------   ------
  Tota1                   $713.3   $639.6   $629.2   $617.1   $663.1
                          ======   ======   ======   ======   ======

          NS Rail's capital spending and maintenance programs are and have been designed to assure the Company's ability to provide safe, efficient and reliable transportation services. For 1996, NS Rail is planning $667 million of capital spending. NS Rail anticipates that a portion of its locomotive acquisitions in 1996 will be financed using capitalized leases similar to the 1995 leases (see note 8 on page 51). In 1996, equipment financing needs may be somewhat lower than in 1995, as proceeds from the sale of freight cars will be used for some equipment acquisitions. Looking further ahead, total capital spending is expected to continue to be similar to the 1995 level. A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis," on page 26, and in
Note 17 to the Consolidated Financial Statements on page 61.

          EMPLOYEES - NS Rail employed an average of 24,488 employees in 1995, compared with an average of 24,710 in 1994 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per rail-related employee during 1995 was $43,965 in wages and $18,813 in employee benefits. Approximately 81 percent of these employees are represented by various labor organizations. A tentative settlement was reached with the United Transportation Union, which represents the largest number of employees in the railroad industry. The settlement requires ratification by the members before acceptance. The negotiation of this settlement demonstrated that national handling produces the quickest path to agreement. Negotiations with the other unions are progressing.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the Surface Transportation Board (STB), which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, is expected to continue under the STB. Thus it appears that additional rail business will be exempted from regulation in the future. Significant exemptions for NS Rail are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

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

Item 3.   Legal Proceedings.
------    -----------------

          North Carolina - Fiber Optic Cable. In October 1995, two individuals, on behalf of themselves and all others similarly situated, instituted an action in the United States District Count for the Western District of North Carolina against Sprint Communications Company, L. P. and Norfolk Southern Railway Company. Plaintiffs allege they sustained RICO and trespass damages in the amount of $100 million (trebled) as a result of the defendants' installing, pursuant to an agreement, fiber optic cable on property in which the plaintiffs further allege the Railway's only property right was an easement for railway operations. Management, after consulting with its legal counsel, is of the opinion that the Railway has meritorious defenses to both the RICO and trespass claims and that ultimate liability, should there be any, will not materially affect the consolidated financial position of NSR.



Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant.
------------------------------------
          Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1996, relating to these officers:

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

David R. Goode, 55,                Present position since September
  President and Chief               1992.  Also, Chairman, President
  Executive Officer                 and Chief Executive Officer of
                                    Norfolk Southern Corporation
                                    since September 1992, President
                                    from October 1991 to September
                                    1992, and prior thereto as
                                    Executive Vice President-
                                    Administration.  Served as Vice
                                    President of Norfolk Southern
                                    Railway from February to
                                    September 1992, and prior thereto
                                    was Vice President-Administration.

Paul N. Austin, 52,                Present position since June 1994.
 Vice President-Personnel           Also, Vice President-Personnel of
                                    Norfolk Southern Corporation
                                    since June 1994.  Served as
                                    Assistant Vice President-
                                    Personnel of NS from February
                                    1993 to June 1994, and prior
                                    thereto was Director Compensation.

William B. Bales, 61,              Present position since October
  Vice President                    1995.  Also, Senior Vice
                                    President-International of
                                    Norfolk Southern Corporation
                                    since October 1995.  Served as
                                    Vice President-Coal Marketing of
                                    Norfolk Southern Railway and NS
                                    from August 1993 to October
                                    1995, and prior thereto was Vice
                                    President-Coal and Ore Traffic.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

James C. Bishop, Jr., 59,          Present position since March 1,
  Vice President-Law                1996.  Also, Executive Vice
                                    President-Law of Norfolk
                                    Southern Corporation since
                                    March 1, 1996, and prior thereto
                                    was Vice President-Law.

R. Alan Brogan, 55,                Present position since December
  Vice President-                   1992.  Also, Executive Vice
  Transportation Logistics          President-Transportation
                                    Logistics of Norfolk Southern
                                    Corporation since December 1992,
                                    Vice President-Quality
                                    Management from April 1991 to
                                    December 1992, and prior thereto
                                    as Vice President-Material
                                    Management and Property
                                    Services.  Served as Vice
                                    President-Quality Management of
                                    Norfolk Southern Railway from
                                    June 1991 to December 1992, and
                                    prior thereto was Vice President-
                                    Material Management.

David A. Cox, 59,                  Present position since December
  Vice President-Properties         1995.  Also, Vice President-
                                    Properties of Norfolk Southern
                                    Corporation since December 1995,
                                    and prior thereto was Assistant
                                    Vice President-Industrial
                                    Development.

Thomas L. Finkbiner, 43,           Present position since August
  Vice President-Intermodal         1993.  Also, Vice President-
                                    Intermodal of Norfolk Southern
                                    Corporation since August 1993.
                                    Served as Senior Assistant
                                    Vice President-International
                                    and Intermodal of NS from April
                                    to August 1993, and prior
                                    thereto was Assistant Vice
                                    President-International and
                                    Intermodal.

John W. Fox, Jr., 48,              Present position since October
  Vice President-                   1995.  Also, Assistant Vice
  Coal Marketing                    President-Coal Marketing of
                                    Norfolk Southern Corporation
                                    from August 1993 to October
                                    1995, and prior thereto was
                                    General Manager Eastern Region.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Thomas J. Golian, 62,              Present position since October
  Vice President                    1995.  Also, Executive Assistant
                                    to the Chairman, President and
                                    CEO of Norfolk Southern
                                    Corporation from April 1993 to
                                    October 1995, and prior thereto
                                    was Special Assistant to the
                                    President.

James A. Hixon, 42,                Present position since June 1993.
  Vice President-Taxation           Also, Vice President-Taxation of
                                    Norfolk Southern Corporation
                                    since June 1993, and prior
                                    thereto was Assistant Vice
                                    President-Tax Counsel.

Jon L. Manetta, 57,                Present position since December
  Vice President-                   1995.  Also, Vice President-
  Transportation & Mechanical       Transportation & Mechanical of
                                    Norfolk Southern Corporation
                                    since December 1995.  Served as
                                    Vice President-Transportation of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation
                                    from June 1994 to December 1995,
                                    Assistant Vice President-
                                    Transportation from October 1993
                                    to June 1994, Assistant Vice
                                    President-Strategic Planning
                                    from January to October 1993,
                                    Director Joint Facilities and
                                    Budget from March 1992 to
                                    January 1993, and prior thereto
                                    was Assistant Terminal
                                    Superintendent-Transportation.

Harold C. Mauney, Jr., 57,         Present position since December
  Vice President-Quality            1992.  Also, Vice President-
  Management                        Quality Management of Norfolk
                                    Southern Corporation since
                                    December 1992.  Served as
                                    Assistant Vice President-Quality
                                    Management of NS from April 1991
                                    to December 1992, and prior
                                    thereto was General Manager-
                                    Intermodal Transportation
                                    Services.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Donald W. Mayberry, 52,            Present position since December
  Vice President-                   1995.  Also, Vice President-
  Research and Tests                Research and Tests of Norfolk
                                    Southern Corporation since
                                    December 1995, and prior thereto
                                    was Vice President-Mechanical.

James W. McClellan, 56,            Present position since October
  Vice President-                   1993.  Also, Vice President-
  Strategic Planning                Strategic Planning of Norfolk
                                    Southern Corporation since
                                    October 1993.  Served as
                                    Assistant Vice President-
                                    Corporate Planning of NS from
                                    March 1992 to October 1993, and
                                    prior thereto was Director-
                                    Corporate Development.

Kathryn B. McQuade, 39,            Present position since December
  Vice President-                   1992.  Also, Vice President-
  Internal Audit                    Internal Audit of Norfolk
                                    Southern Corporation since
                                    December 1992.  Served as
                                    Director-Income Tax
                                    Administration of NS from May
                                    1991 to December 1992, and prior
                                    thereto was Director-Federal
                                    Income Tax Administration.

Charles W. Moorman, 44,            Present position since October
  Vice President-                   1993. Also, Vice President-
  Information Technology            Information of Norfolk Southern
                                    Corporation since October 1993.
                                    Served as Vice President-
                                    Employee Relations of Norfolk
                                    Southern Railway and NS from
                                    December 1992 to October 1993,
                                    Vice President-Personnel and
                                    Labor Relations from February to
                                    December 1992, Assistant Vice
                                    President-Stations, Terminals
                                    and Transportation Planning of
                                    NS from March 1991 to February
                                    1992, and prior thereto was
                                    Senior Director Transportation
                                    Planning.

Phillip R. Ogden, 55,              Present position since December
  Vice President-Engineering        1992. Also, Vice President-
                                    Engineering of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Assistant
                                    Vice President-Maintenance.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

L. I. Prillaman, Jr., 52,          Present position since October
  Vice President and                1995.  Also, Executive Vice
  Chief Traffic Officer             President-Marketing of Norfolk
                                    Southern Corporation since
                                    October 1995.  Served as Vice
                                    President-Properties of Norfolk
                                    Southern Railway and NS from
                                    December 1992 to October 1995,
                                    and prior thereto was Vice
                                    President and Controller.

John P. Rathbone, 44,              Present position since December
  Vice President and                1992.  Also, Vice President and
  Controller                        Controller of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Assistant
                                    Vice President-Internal Audit.

William J. Romig, 51,              Present position since December
  Vice President                    1992.  Also, Vice President and
                                    Treasurer of Norfolk Southern
                                    Corporation since December 1992
                                    and prior thereto was Assistant
                                    Vice President-Finance.

Donald W. Seale, 43,               Present position since August 1993.
  Vice President-                   Also, Vice President-Merchandise
  Merchandise Marketing             Marketing of Norfolk Southern
                                    Corporation since August 1993.
                                    Served as Assistant Vice
                                    President-Sales and Service of
                                    NS from May 1992 to August 1993,
                                    and prior thereto was Director-
                                    Metals, Waste and Construction.

Robert S. Spenski, 61,             Present position since June 1994.
  Vice President-                   Also, Vice President-Labor
  Labor Relations                   Relations of Norfolk Southern
                                    Corporation since June 1994, and
                                    prior thereto was Senior
                                    Assistant Vice President-Labor
                                    Relations.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Stephen C. Tobias, 51,             Present position since October
  Vice President                    1993.  Also, Executive Vice
                                    President-Operations of Norfolk
                                    Southern Corporation since July
                                    1994, and Senior Vice President-
                                    Operations from October 1993 to
                                    July 1994.  Served as Vice
                                    President-Strategic Planning of
                                    Norfolk Southern Railway and NS
                                    from December 1992 to October
                                    1993, and prior thereto was Vice
                                    President-Transportation.

D. Henry Watts, 64,                Present position since October
  Vice President                    1995.  Also, Vice Chairman of
                                    Norfolk Southern Corporation
                                    since October 1995.  Served
                                    prior thereto as Executive Vice
                                    President-Marketing of Norfolk
                                    Southern Corporation, and Vice
                                    President and Chief Traffic
                                    Officer of Norfolk Southern
                                    Railway.

Henry C. Wolf, 53,                 Present position since June 1993.
  Vice President-Finance            Also, Executive Vice President-
                                    Finance of Norfolk Southern
                                    Corporation since June 1993.
                                    Served prior thereto as Vice
                                    President-Taxation of Norfolk
                                    Southern Railway and NS.

Sandra T. Pierce, 41,              Present position since June 1995.
  Corporate Secretary               Also, Assistant Corporate
                                    Secretary of Norfolk Southern
                                    Corporation since June 1995.
                                    Served prior thereto as
                                    Assistant Corporate Secretary-
                                    Planning of NS.

Ronald E. Sink, 53,                Present position since September
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

          The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of February 29, 1996, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, September 15 and December 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

          In June 1989, Norfolk Southern Corporation (NS) announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. As of February 29, 1996, NS had purchased 131,128 shares of Series A Stock at a total cost of $4,778,767; as of the same date, NS held a total of 131,223 shares.

Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Five-Year Financial Review
                               1995      1994     1993(1)    1992     1991(2)
                             --------- --------- --------- --------- ---------
                                              ($ in millions)
RESULTS OF OPERATIONS:
Railway operating revenues   $ 4,011.8 $ 3,918.1 $ 3,727.6 $ 3,709.1 $ 3,598.0
Railway operating expenses     2,948.5   2,869.2   2,805.9   2,781.7   3,287.2
                             --------- --------- --------- --------- ---------
  Income from
    railway operations         1,063.3   1,048.9     921.7     927.4     310.8

Other income - net                43.3      46.6      57.6      49.5      70.2
Interest expense on debt          33.0      28.3      32.3      44.6      48.4
                             --------- --------- --------- --------- ---------
  Income before income taxes   1,073.6   1,067.2     947.0     932.3     332.6

Provision for income taxes       371.9     385.2     412.8     325.8     102.0
                             --------- --------- --------- --------- ---------
  Income before
    accounting changes           701.7     682.0     534.2     606.5     230.6
Cumulative effect of
 accounting changes               --        --       247.8      --        --
                             --------- --------- --------- --------- ---------
  Net income                 $   701.7 $   682.0 $   782.0 $   606.5 $   230.6
                             ========= ========= ========= ========= =========

FINANCIAL POSITION:
Total assets                 $10,752.3 $10,289.2 $ 9,760.4 $ 9,675.5 $ 9,358.0
Total long-term debt,
 including current
 maturities                  $   574.4 $   539.8 $   604.9 $   714.5 $   735.0
Stockholders' equity         $ 5,645.4 $ 5,440.5 $ 5,184.9 $ 4,784.3 $ 4,449.5

OTHER:
Capital expenditures         $   713.3 $   639.6 $   629.2 $   617.1 $   663.1
Number of stockholders
 at year-end                     3,025     3,281     3,517     3,725     3,952
Average number of
 employees (3)                  24,488    24,710    25,531    25,650    27,366






(1) 1993 results include a $60.8 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate
    (see Note 4). The cumulative effect of accounting changes (see Note 1) increased 1993 earnings by $247.8 million.

(2) 1991 railway operating expenses include a $483 million special charge, primarily comprised of costs for labor force reductions. This charge reduced net income by $303 million.

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


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 39 and the Five-Year Financial Review on page 25.

SUMMARIZED RESULTS OF OPERATIONS

1995 Compared with 1994
-----------------------
     Net income in 1995 was a record $701.7 million, up 3% over 1994 earnings of $682.0 million. Excluding a $20.4 million after-tax charge for an early retirement program in 1995, net income would have been $722.1 million, up 6%. These results were driven primarily by improved income from railway operations, up $48.0 million, or 5% (excluding the early retirement charge). Railway operating revenues increased
$93.7 million, or 2%, while railway operating expenses, excluding the early retirement charge, were up $45.7 million, or 2%. Nonoperating income of $43.3 million was about even with last year (see Note 3). Interest expense on debt was up $4.7 million, largely due to a lower level of capitalized interest.

1994 Compared with 1993
-----------------------
     Net income was $682.0 million in 1994, compared with $782.0 million in 1993. However, 1993 net income was increased by $247.8 million, related to the implementation of required accounting changes (see Note
1), and reduced by $51.6 million for the prior years' effect of a federal income tax rate increase (see Note 4). Excluding the effects of the 1993 accounting changes and the tax rate increase, 1993 net income was $585.8 million, and 1994 net income was up 16%.
     Income from railway operations produced most of the improvement, increasing $127.2 million, or 14%. These results reflected a 5% increase in railway operating revenues (largely due to higher traffic volume) combined with only a 2% increase in railway operating expenses. Nonoperating income was $46.6 million, compared with $57.6 million in 1993, principally a result of reduced gains on sales of property.

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
                 1995      1994      1993      1992      1991
               --------  --------  --------  --------  --------
Revenues       $4,011.8  $3,918.1  $3,727.6  $3,709.1  $3,598.0
Expenses        2,948.5   2,869.2   2,805.9   2,781.7   3,287.2

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.01 billion in 1995, compared with $3.92 billion in 1994 and $3.73 billion in 1993. The $93.7 million improvement in 1995, compared with 1994, was largely attributable to increases in the intermodal ($44.9 million), automotive ($22.0 million) and metals/construction ($18.1 million) market groups. The $190.5 million improvement in 1994, compared with 1993, was primarily attributable to increases in the intermodal, coal and chemicals market groups.

     The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                             ($ in millions)
                                     1995      1994      1993
                                   --------  --------  --------
     Coal                          $1,240.3  $1,262.5  $1,213.3
     Paper/forest                     519.8     505.4     502.7
     Chemicals                        513.5     512.2     472.9
     Automotive                       454.1     432.1     429.5
     Agriculture                      359.0     347.5     319.7
     Metals/construction              339.5     321.4     296.1
     Intermodal                       470.5     425.6     371.9
                                   --------  --------  --------
          Freight revenues          3,896.7   3,806.7   3,606.1
     Other, principally switching
      and demurrage                   115.1     111.4     121.5
                                   --------  --------  --------
          Total                    $4,011.8  $3,918.1  $3,727.6
                                   ========  ========  ========

     Traffic volume changes in 1995 were mixed, with improvements in automotive, agriculture, metals/construction and intermodal partially offset by declines in the other three market groups. Traffic volume increased or remained steady for all market groups in 1994. These volume gains accounted for most of the revenue improvement in 1995 and all the improvement in 1994 as illustrated by the following table.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)
                                     1995 vs. 1994  1994 vs. 1993
                                     -------------  -------------
               Traffic volume           $ 62.6         $195.1
               Revenue per unit           31.1           (4.6)
                                        ------         ------
                    Total               $ 93.7         $190.5
                                        ======         ======

     Average revenue per unit rose in 1995 due to moderate rate increases. The revenue per unit variance in 1994 was principally attributable to growth in shorter haul and double-stack business, both of which generally have lower average rates.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     COAL traffic volume declined 1%, and revenues were down 2%, from 1994. In 1995, coal revenues represented 31% of total railway operating revenues, and 91% of coal shipments originated on NS Rail's lines. As shown in the following table, coal tonnage by type remained stable in 1995, compared with 1994. However, utility coal tonnage in 1994 increased significantly.

                           TOTAL COAL TONNAGE
                          (In millions of tons)
                                 1995      1994      1993
                                -----     -----     -----
               Utility           69.1      70.2      60.6
               Export            25.8      25.2      25.7
               Steel             18.9      18.8      20.5
               Other              8.2       8.9       8.8
                                -----     -----     -----
                    Total       122.0     123.1     115.6
                                =====     =====     =====

     Utility coal traffic had been expected to grow in 1995, but instead decreased slightly due to moderate weather throughout much of the NS Rail service region during the first half of the year and to sustained periods of maximum generation from several southeastern nuclear power plants. The mild weather pattern actually began in third-quarter 1994, causing a number of NS Rail's utility customers to start 1995 with high coal inventories. However, inventories began to normalize, as seasonal weather returned to the service region in midsummer, and nuclear plants began to power down for refueling and repairs in third-quarter 1995. Compliance with Phase I of the Clean Air Act Amendments, which took effect on January 1, 1995, increased shipments of both NS Rail- and foreign-line-originated, low-sulfur coal. A significant proportion of the mines served by NS Rail produce coal which satisfies both Phase I and the more stringent Phase II requirements, which take effect January 1, 2000.
     In 1994, utility coal traffic was up early in the year as a result of bitter weather and the resulting depletion of coal stockpiles. The pace at which 1994 outperformed 1993 slowed as the weather normalized.
New movements of western coal into Georgia also contributed to the 1994 increase.
     The near-term outlook for utility coal is favorable, as most NS Rail-served utilities began 1996 with normal or somewhat low inventory levels. The long-term outlook is less certain due to the deregulation and ongoing restructuring of the utility industry, although low-sulfur coal traffic should increase, with the approach of the Phase II deadline of the Clean Air Act.
     Export coal traffic in 1995 benefited from the continued recovery of the European steel-producing economy. Demand from other parts of the world also improved. Brazil, Belgium, France, Romania and Japan took increased amounts of NS Rail coal. In addition, NS Rail began handling metallurgical coal for steel production in Mexico. Congestion and high barge rates on the Mississippi River caused an increase in movements to NS Rail's coal piers in Norfolk, Va.
     Export coal traffic at the beginning of 1994 reflected the poor demand also seen in 1993. Shipments remained somewhat depressed as a result of the weak European economy and strong competition from other producing countries. Economic recovery in Europe and Japan improved demand for steel and electricity, and the coal supply-demand situation tightened during 1994. As a result, delivery times were longer and prices rose during 1994.
     A recent softening in world demand for steel could limit near-term growth in export metallurgical coal shipments. However, demand for export steam coal is increasing, and NS Rail is working to increase participation in this market.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Steel coal domestic traffic was up slightly in 1995 due to completion of extended coke oven work at one facility and continued strong demand for domestic coke for making steel. In 1994, traffic was reduced by the closing of one coke battery. Advanced technologies that allow production of steel with little or no coke could cause this market to decline slowly over the long term. However, NS Rail could participate in the movement of non-coking coal used by technologies such as pulverized coal injection.
     Other coal consists of traffic for industries which burn coal to generate energy used in manufacturing processes and often for the production of electricity for in-plant use and outside sales. Lower demand for electricity due to mild weather, as discussed above, continued to affect this market in 1995. In addition, some industries switched to natural gas as a fuel source. This market is expected to remain stable in coming years, as growth through innovative packaged delivery services offsets some additional loss to natural gas.
     MERCHANDISE traffic volume rose 5%, and revenues increased by $112.2 million, or 4%, compared with 1994. Merchandise traffic volume in 1994 increased 8%, and revenues increased by $151.4 million, or 6%, compared with 1993. All six market groups comprising merchandise traffic reported increased revenues in 1995 over 1994 and in 1994 over 1993.
     PAPER/FOREST traffic declined 1%; however, revenues were up 3%, compared with 1994. Paper and pulpwood products traffic was even with 1994, while lumber traffic suffered from weak housing starts in 1995. For 1994, paper/forest volume and revenues were about even with 1993, reflecting weak paper production, severe winter weather and floods in south Georgia. Some of the weakness in paper was offset by a gain in lumber traffic due, in part, to the opening of five new lumber distribution centers in 1994. Moderate growth is expected for 1996 based on the anticipated completion of several woodchip mills and an improvement in housing starts.
     CHEMICALS traffic and revenues showed little change compared with 1994. Increases for general chemicals were overshadowed by weakness in the plastics and fertilizer markets. However, 1994 showed a 9% traffic increase and an 8% revenue increase, compared with 1993. The demand for chemicals increased in 1994, and shipments of fertilizer and plastics were stronger than in prior years. A resumption of moderate growth is expected for 1996, if the fertilizer and plastics markets strengthen and demand for liquefied petroleum gas grows.
     AUTOMOTIVE traffic rose 3%, and revenues--their highest in NS Rail's history--increased 5% over 1994. This growth occurred even though some plants served by NS Rail were shut down or operating at reduced capacity. These effects were mitigated by strong production at selected plants that produce popular cars and trucks. In 1994, automotive traffic had remained steady, and revenues increased 1%, compared with 1993, due to retooling downtime at four plants. Moderate growth is expected to continue in 1996, as plant retoolings are completed and new plants come on line. The GM plant at Wentzville, Mo., should resume production early in 1996 after remaining down for two years. NS Rail also should see more traffic from the expanded Toyota plant at Georgetown, Ky.; from BMW's new facility at Greer, S.C.; and in 1997, from the Mercedes plant under construction in Tuscaloosa, Ala.
     AGRICULTURE traffic rose 2%, and revenues increased 3%, compared with a strong 1994. This growth was driven by a 6% increase in grain and soybean traffic, a result of higher shipments from the Midwest to the Southeast primarily for the poultry industry.
     Agriculture traffic in 1994 rose 7%, and revenues increased 9%. This performance reflected record corn and soybean harvests and improved car utilization through greater use of 50- and 100-car unit trains. This market group is expected to continue to grow as poultry consumption increases, with a commensurate rise in demand for feed grain. Industrial development efforts may bring several new feed mills on line.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     METALS/CONSTRUCTION traffic rose slightly, and revenues were up 6%. Most of the revenue increase was in the steel and aluminum markets, driven by strong demand, improved pricing and traffic from a new steel mini-mill in Butler, Ind. These results were partially offset by reduced demand for construction products, reflecting postponement of some highway projects and general weakness in residential construction. Metals/construction traffic in 1994 was strong, with both volume and revenues increasing 9%, compared with 1993. Most of the revenue gain was in shipments of steel due to exceptionally strong industry demand. Increased housing starts and new projects, such as at the Chesapeake Bay Bridge Tunnel, may improve construction traffic in 1996. Moderate growth is expected for metals.
     INTERMODAL volume rose 12%, and revenues increased 11%. Although intermodal traffic levels nationwide declined in 1995, NS Rail Intermodal achieved record levels of volume, revenue and profitability, led by container shipments in both domestic and international service. During 1995, a seven-year agreement with Hanjin Shipping Company was signed under which NS Rail will handle nearly all of Hanjin's international container business in NS Rail's territory east of the Mississippi River. EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to domestic growth. Almost all the increase in international container business was attributable to new services, thereby increasing NS Rail's market share. Domestic business was augmented by growth in the trucking segment, as both truckload and less-than-truckload companies increased their use of NS Rail intermodal. Additionally, intermodal marketing companies increased their business on NS Rail. Service and facility improvements are expected to result in a further market share increase in 1996.
     Intermodal traffic in 1994 rose 13%, and revenues increased 14%, compared with 1993. As was the case in 1995, the 1994 growth in intermodal was led by an increase in container business. The export container segment improved, as the economies in Europe recovered and countries in the Asia/Pacific region experienced rapid growth in production. Revenues from domestic container movements also improved, as NS Rail increased its market share. Much of this growth was related to aggressive facility and transit-time improvements, including expanding or upgrading five terminal facilities.

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1995 totaled $2.95 billion, an increase of $79.3 million. However, 1995 expenses included a $33.6 million charge for an early retirement program (see Note 12). Excluding the early retirement charge, 1995 railway operating expenses were up only $45.7 million, or 2%, on a 3% increase in traffic volume. Similarly, railway operating expenses in 1994 were $2.87 billion, a 2% increase, compared with 1993, despite a 7% increase in traffic volume.
     As a result, the NS Rail railway operating ratio, which measures the percentage of revenues consumed by expenses, was a record 72.7 in 1995 (excluding the early retirement charge) and continues to be the best among the major railroads in the United States.

                         RAILWAY OPERATING RATIO
         (Shown as a Graph in the Annual Report to Stockholders)
                  1995     1994     1993     1992     1991
                -------- -------- -------- -------- --------
                  73.5%    73.2%    75.3%    75.0%    77.9%*

                * Excludes special charge.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                             ($ in millions)
                                   1995 vs. 1994  1994 vs. 1993
                                   -------------  -------------
       Compensation and benefits      $108.9*        $(17.7)
       Materials, services and rents   (45.4)          27.0
       Depreciation                     22.3           12.7
       Diesel fuel                       1.5            9.0
       Casualties and other claims     (13.7)          16.5
       Other                             5.7           15.8
                                      ------         ------
            Total                     $ 79.3         $ 63.3
                                      ======         ======

       * Includes $33.6 million early retirement charge.

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, increased 8% in 1995 and declined 1% in 1994.
     The 1995 increase was principally a result of: (1) the early retirement charge of $33.6 million; (2) higher wages; (3) increased performance-based compensation accruals, particularly those linked to the NS stock price, which rose nearly $19 per share in 1995; and (4) higher health care costs for agreement employees.
     The 1994 decline was principally due to (1) lower accruals for performance-based compensation plans as a result of a lower stock price;
(2) reduced accruals for postretirement benefits resulting from a change in the benefit plan's creditable service period (see Note 13); (3) the expiration of the Railroad Retirement Repayment Tax in June 1993; (4) the effect of the early retirement program in 1993 (see Note 12); and
(5) productivity improvements as a result of continuing reductions in train crew sizes.
     MATERIALS, SERVICES AND RENTS consists of items used for the maintenance of the railroad's lines, structures and equipment; the cost of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category decreased 7% in 1995 but increased 4% in 1994.
     The 1995 decrease of $45.4 million reflected initiatives to improve asset utilization that resulted in (1) the re-engineering of rail-line and freight-car maintenance practices that reduced repair and maintenance expenses and facilitated the closure of two repair facilities; (2) reduced locomotive repair costs due to older locomotives' being replaced with new units; (3) disposition of excess freight cars (see "Cash used for investing activities" on page 34), resulting in a reduction in the number of freight cars to be maintained; and (4) short-term leasing of certain older locomotives to other railroads, which reduced net equipment rental expense. Also contributing to the improvement was a decline in equipment rental expenses, resulting from the partial deprescription (deregulation by the ICC) of car-hire rates among railroads, which began in 1994. These favorable results were somewhat offset by increased expenses related to the 12% growth in intermodal traffic.
     The 1994 increase of $27.0 million was principally due to higher joint-facility and leased-road costs and to increased locomotive repair costs, resulting mostly from higher traffic volume. However, a decrease in other railroads' use of NS Rail's facilities also contributed to the increase in joint-facilities expense. Partially offsetting these increases was a decline in equipment rent expenses resulting from the partial deprescription of car-hire rates.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     DEPRECIATION expense (see Note 1 "Properties" for NS Rail's depreciation policy) was up 6% in 1995 and 4% in 1994. The increases in both periods were due to property additions, reflecting substantial levels of capital spending over the last several years.
     DIESEL FUEL costs rose 1% in 1995 and 5% in 1994. The 1995 increase was primarily due to a small increase in the average price paid for diesel fuel. Because even fuel-efficient locomotives consume substantial quantities of diesel fuel, a slight price increase translates into large cost increases. The increase in 1994 diesel fuel costs was entirely driven by higher consumption, a result of a 7% increase in carloadings.
On average, fuel prices in 1994 were slightly lower than in 1993.
     CASUALTIES AND OTHER CLAIMS (including estimates of costs related to personal injury, property damage and environmental matters) decreased 10% in 1995 but increased 14% in 1994 over 1993. Both of these fluctuations primarily were attributable to environmental clean-up costs in 1994 associated with a tankcar leak.
     The largest component of "Casualties and other claims" is personal injury expense. Although there has been a favorable trend in the number of accidental injuries since 1990, much of the financial benefit from this decline unfortunately has been offset by higher costs related to non-accidental "occupational" claims and by an increase in the cost of third-party injury claims arising from accidents at grade crossings. NS Rail is actively involved in efforts to reduce the risk of all accidents and is placing particular emphasis on programs involving grade-crossing safety.
     The rail industry remains uniquely susceptible to job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employees' claims for on-the-job injuries, produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace the FELA with a no-fault workers' compensation system.
     OTHER expenses increased 4% in 1995, and increased 12% in 1994. The 1995 increase was due to higher sales, use and franchise taxes. The 1994 increase was due to favorable property tax settlements in 1993 and to higher relocation expenses in 1994 related to new job assignments following the early retirement program in 1993.

Income Taxes
------------
     Income tax expense in 1995 was $371.9 million for an effective rate of 34.6%, compared with an effective rate of 36.1% in 1994 and 43.6% in 1993. Absent the federal income tax rate increase in 1993 (see Note 4), income tax expense that year would have been $352.0 million for an effective rate of 37.2%.
     The below statutory rate in 1995 results from investments in corporate-owned life insurance and adjustment of intercompany tax liabilities for affiliates no longer in the NS consolidated group. The below statutory rate in 1994 was due to favorable adjustments resulting from settlement of federal income tax years 1988 and 1989 and a favorable adjustment upon filing the 1993 tax returns. Deferred tax expense was an unusually high proportion of total tax expense in 1994. A corresponding reduction is reflected in 1994 current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation and property. In 1993, current tax expense increased and deferred tax expense decreased because of tax payments made in anticipation of Revenue Agent Reports for the 1988-1989 federal tax audit (see Note 4 for the components of income tax expense).

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Accounting Changes and New Accounting Pronouncements
----------------------------------------------------
     1994 - Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The principal result was a significant write-up of NS Rail's investment in NS stock. This non-cash adjustment had no income statement effect and increased "Investments" and "Stockholders' equity" in the December 31, 1994, Consolidated Balance Sheet by $417.5 million and $253.1 million, respectively (see Note 1).
     1993 - Effective January 1, 1993, NS Rail adopted required accounting for postretirement benefits other than pensions, postemployment benefits and income taxes (see Note 1 for a discussion of these accounting changes). The net cumulative effect of these non-cash adjustments increased 1993 net income by $247.8 million.
     NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. SFAS 121 is effective for years beginning after December 15, 1995. NS Rail does not expect SFAS 121 to have a material effect on its financial statements.
     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This standard defines a fair-value-based method of accounting for stock-based compensation plans. However, the standard also allows measurement of compensation cost using the intrinsic-value-based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25). Companies that choose to retain APB 25 for measurement will be required to provide pro forma footnote disclosures effective for 1996 financial statements. NS Rail expects to continue recording stock-based compensation costs attributable to the NS Long-Term Incentive Plan based on APB 25 and, beginning in 1996, to provide the pro forma disclosures required under SFAS 123.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 40). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 41). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

  ($ in millions)           1995    1994    1993    1992    1991
                           ------  ------  ------  ------  ------
  Cash and short-term
    investments            $230.0  $180.9  $152.0  $ 64.0  $137.3
  Current assets to
    current liabilities       1.0     1.1     1.3     1.2     1.1
  Debt to total
    capitalization            9.6%    9.4%   10.9%   13.4%   14.6%
  Return on average
    stockholders' equity     13.0%*  12.8%   12.0%*  13.1%   11.6%*

  * Excluding unusual items: In 1995, the early retirement charge; in 1993, the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase; and in 1991, the special charge.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     CASH PROVIDED BY OPERATING ACTIVITIES, which is NS Rail's principal source of liquidity, increased $96.4 million, or 8%, in 1995, compared with 1994 and $289.4 million, or 33%, in 1994, compared with 1993. Since the NS consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending. The improvement in 1995 was primarily a result of increased income from operations (excluding the early retirement charge, a non-cash item) and improved billing and collection of receivables. The 1994 increase was largely attributable to increased income from operations and to lower income tax payments.
     Implementation of the labor portion of the 1991 special charge also contributed to the fluctuations in cash provided by operations. In 1995, 1994 and 1993, $29.3 million, $41.9 million and $36.1 million, respectively, were for such labor costs. In 1993, failure to reach agreement on terms for certain further savings led to a partial reversal of the 1991 special charge (see Note 15). Looking ahead, the labor portion of the special charge is expected to require approximately
$30 million in 1996 to achieve productivity gains permitted by the agreements. NS Rail regards this cash outflow as an investment because, in view of the high cost of labor and fringe benefits, these payments produce significant future savings. In 1995, it is estimated that NS Rail's expenses were reduced by $160 million as a result of these programs and, upon full implementation, there should be additional savings of about $10 million per year.
     CASH USED FOR INVESTING ACTIVITIES increased 13% in 1995, compared with 1994, and was up 45% in 1994, compared with 1993. The higher uses in 1995 and 1994 were due to significant advances made to NS. The other significant use of cash was for property additions, largely for railway projects. The following tables show capital spending, track and equipment statistics for the past five years.

                          CAPITAL EXPENDITURES
                          --------------------
      (Also Shown as a Graph in the Annual Report to Stockholders)
($ in millions)       1995      1994      1993      1992      1991
                    --------  --------  --------  --------  --------
Road                $ 379.5   $ 382.3   $ 411.0   $ 425.1   $ 392.8
Equipment             332.6     235.0     218.1     187.8     193.1
Other property          1.2      22.3       0.1       4.2      77.2
                    -------   -------   -------   -------   -------
  Total             $ 713.3   $ 639.6   $ 629.2   $ 617.1   $ 663.1
                    =======   =======   =======   =======   =======

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                      1995      1994      1993      1992      1991
                    --------  --------  --------  --------  --------
Track miles of
  rail installed       403       480       574       660       679
Miles of track
  surfaced           4,668     4,760     5,048     5,690     5,646
New crossties
  installed
  (millions)           2.0       1.7       1.6       1.9       1.9

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

              AVERAGE AGES OF RAILWAY EQUIPMENT (IN YEARS)
              --------------------------------------------
                      1995      1994      1993      1992      1991
                    --------  --------  --------  --------  --------
Freight cars          22.0      21.9      21.3      20.9      20.2
Locomotives           15.7      15.8      15.1      14.5      14.2
Retired
  locomotives         22.6      23.6      24.7      24.0      27.1

     Since 1988, NS Rail has rebodied more than 20,500 coal cars and plans to continue that program at the rate of about 3,200 cars per year for the next several years. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than is inferable from the increasing average age shown in the table above.
     Efforts to hold down capital spending while increasing business are ongoing as NS Rail seeks to maximize utilization of its assets. In this connection, NS Rail began an orderly disposition of up to 17,000 freight cars in October 1994. Through the end of 1995, 7,272 of these cars were sold, with proceeds of $42 million included in "Property sales and other transactions" in the Consolidated Statements of Cash Flows. In 1993, this line item reflected proceeds from large land sales (see Note 3).
     For 1996, NS Rail is planning $667 million of capital spending. NS Rail anticipates that a portion of its locomotive acquisitions will be financed using capitalized leases similar to the 1995 leases (see Note
8). In 1996, equipment financing needs are expected to be somewhat lower than in 1995, as proceeds from the sale of freight cars may be used for some locomotive acquisitions. Barring unforeseen events, total capital spending is expected to continue to be similar to the 1995 level.
     In 1994, large borrowings on corporate-owned life insurance, reflected in "Investment sales and other transactions" in the Consolidated Statements of Cash Flows, offset much of the use of cash for intercompany advances and property additions that year.
     CASH USED FOR FINANCING ACTIVITIES increased 2% in 1995, compared with 1994, and was 2% greater in 1994, compared with 1993. The increase in 1995 was primarily attributable to a higher rate of dividends paid on common stock; 1994 had included the maturity of a large mortgage (see
Note 8 for debt maturities).

Hedging Activities
------------------
     NS Rail has entered into hedging transactions relating to diesel fuel purchases and interest rate swaps. No agreements related to the diesel fuel hedges were settled from 1993 through 1995, and outstanding agreements at December 31, 1995, were less than $5 million. As discussed under "Capital Leases" in Note 8, NS Rail has made limited use of interest rate swaps in connection with certain equipment financings.


ENVIRONMENTAL MATTERS

     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Operating expenses for environmental protection totaled approximately $13 million in 1995 and are anticipated to increase somewhat in 1996. Capital expenditures for environmental projects amounted to approximately $8 million in 1995 and are expected to be at the same level in 1996. As of December 31, 1995, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $44 million (of which $12 million is accounted for as a current liability), which is NS Rail's present best estimate of ultimate liability at 96 identified locations. On that date, eight sites accounted for $16 million of the reserve, and no individual site was considered to be material.
NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 96 locations, NS Rail and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS Rail, is responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. On March 20, 1996, NS Rail learned that the United States filed suit on March 11 to recover
$100 million and other unspecified amounts from AGS and from some of--but not from all--the entities it earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS Rail or AGS cannot be estimated reliably at this time, the materiality of such amount to NS Rail's financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail works diligently to minimize. In addition, NS Rail owns or has owned in the past land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded appropriate estimates of liability for those environmental matters of which NS Rail is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

INFLATION

     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS Rail, a capital-intensive company, has approximately $12.8 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.


INDUSTRY TRENDS

-A tentative settlement was reached with the United Transportation
 Union, which represents the largest number of employees in the railroad industry. The settlement requires ratification by the members before acceptance. The negotiation of this settlement demonstrated that national handling produces the quickest path to agreement. Negotiations with the other unions are progressing.

-NS Rail and other railroads are continuing to seek opportunities to share traffic routes and facilities, furthering the goals of providing seamless service to customers and maximizing efficiency of the respective railroads.

-NS Rail is closely monitoring recent merger and consolidation activities within the railroad industry in light of its own long-term strategic objectives to protect the interests of its stockholders.

-NS Rail and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Quarterly Financial Data (Unaudited)

                                               Three Months Ended
                                   -----------------------------------------
                                     March 31  June 30   Sept. 30  Dec. 31
                                     --------  --------  --------  --------
                                   ($ in millions, except per share amounts)
           1995
           ----
Railway operating revenues            $999.2   $1,016.4   $996.0   $1,000.2
Income from railway operations         250.4      284.3    277.9      250.7
Net income                             153.3      180.3    193.9      174.2
Dividends per serial preferred share  $ 0.65   $   0.65   $ 0.65   $   0.65

           1994
           ----
Railway operating revenues            $942.3   $  997.8   $975.8   $1,002.2
Income from railway operations         226.5      275.0    266.2      281.2
Net income                             152.2      177.4    164.7      187.7
Dividends per serial preferred share  $ 0.65   $   0.65   $ 0.65   $   0.65

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1995, 1994 and 1993          39

          Consolidated Balance Sheets
            As of December 31, 1995 and 1994                      40

          Consolidated Statements of Cash Flows
            Years ended December 31, 1995, 1994 and 1993          41

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1995, 1994 and 1993          42

          Notes to Consolidated Financial Statements              43

          Independent Auditors' Report                            64


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 66.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income

                                             Years ended December 31,
                                         --------------------------------
                                            1995       1994       1993
                                         ---------- ---------- ----------
                                                 ($ in millions)
Railway operating revenues                $4,011.8   $3,918.1   $3,727.6

Railway operating expenses:
 Compensation and benefits
  (Notes 12, 13 and 15)                    1,480.0    1,371.1    1,388.8
 Materials, services and rents               623.2      668.6      641.6
 Depreciation                                382.9      360.6      347.9
 Diesel fuel                                 189.8      188.3      179.3
 Casualties and other claims                 121.3      135.0      118.5
 Other                                       151.3      145.6      129.8
                                          --------   --------   --------
      Railway operating expenses           2,948.5    2,869.2    2,805.9
                                          --------   --------   --------
      Income from railway operations       1,063.3    1,048.9      921.7

Other income - net (Note 3)                   43.3       46.6       57.6
Interest expense on debt (Note 6)             33.0       28.3       32.3
                                          --------   --------   --------
      Income before income taxes           1,073.6    1,067.2      947.0

Provision for income taxes (Note 4):
 Income taxes                                371.9      385.2      361.2
 Adjustment of net deferred tax
  liability for federal rate increase         --         --         51.6
                                          --------   --------   --------
      Total income taxes                     371.9      385.2      412.8
                                          --------   --------   --------
      Income before accounting changes       701.7      682.0      534.2

Cumulative effect on years prior to 1993
 of changes in accounting principles
 (Note 1) for:
  Income taxes                                --         --        470.4
  Postretirement benefits other than
   pensions; and postemployment
   benefits-net of taxes                      --         --       (222.6)
                                          --------   --------   --------
      Net income                          $  701.7   $  682.0   $  782.0
                                          ========   ========   ========


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets
                                                     As of December 31,
                                                     1995          1994
                                                  ----------    ----------
                                                      ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                         $    49.3     $    33.8
 Short-term investments (Note 14)                      180.7         147.1
 Accounts receivable net of allowance for
  doubtful accounts of $2.8 million and
  $5.4 million, respectively                           542.1         552.7
 Materials and supplies                                 59.8          58.5
 Deferred income taxes (Note 4)                         98.8          91.1
 Other current assets                                   92.1          89.8
                                                   ---------     ---------
     Total current assets                            1,022.8         973.0

Due from NS - net (Note 2)                             186.8         201.7
Investments (Notes 5 and 14)                           771.0         598.4
Properties less accumulated depreciation (Note 6)    8,750.4       8,493.4
Other assets                                            21.3          22.7
                                                   ---------     ---------
     Total assets                                  $10,752.3     $10,289.2
                                                   =========     =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 8)                          $    27.2     $    27.2
 Accounts payable (Note 7)                             567.2         529.3
 Income and other taxes                                179.4         119.1
 Other current liabilities (Note 7)                    124.3         118.0
 Current maturities of long-term debt (Note 8)          79.7          65.8
                                                   ---------     ---------
     Total current liabilities                         977.8         859.4

Long-term debt (Note 8)                                494.7         474.0
Other liabilities (Note 10)                            870.8         868.2
Minority interests                                       2.3           2.1

Deferred income taxes (Note 4)                       2,761.3       2,645.0
                                                   ---------     ---------
     Total liabilities                               5,106.9       4,848.7
                                                   ---------     ---------
Stockholders' equity:
 Serial preferred stock (Note 11)                       54.8          54.8
 Common stock (Note 11)                                166.7         166.7
 Other capital                                         525.5         515.0
 Unrealized gain on marketable securities (Note 14)    337.3         253.1
 Retained income                                     4,561.1       4,450.9
                                                   ---------     ---------
     Total stockholders' equity                      5,645.4       5,440.5
                                                   ---------     ---------
     Total liabilities and stockholders' equity    $10,752.3     $10,289.2
                                                   =========     =========

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows
                                                   Years ended December 31,
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                       ($ in millions)
Cash flows from operating activities:
 Net income                                      $ 701.7   $ 682.0   $ 782.0
 Reconciliation of net income to net cash
  provided by operating activities:
   Net cumulative effect of changes in
     accounting principles                          --        --      (247.8)
   Special charge payments                         (29.3)    (41.9)    (36.1)
   Depreciation                                    383.8     361.3     348.7
   Deferred income taxes                            43.2     114.2      92.9
   Nonoperating gains on property sales             (8.7)     (7.8)    (31.9)
   Changes in assets and liabilities
     affecting operations:
       Accounts receivable                          10.6     (29.8)    (25.9)
       Materials and supplies                       (1.3)      7.4       5.9
       Other current assets                         (2.3)    (12.5)     (8.0)
       Current liabilities other than debt         104.5       6.7     (23.4)
       Other - net                                  48.6      74.8       8.6
                                                 -------   -------   -------
       Net cash provided by operating activities 1,250.8   1,154.4     865.0

Cash flows from investing activities:
 Property additions                               (608.8)   (639.6)   (629.2)
 Property sales and other transactions              80.4      52.9      80.3
 Investment purchases                              (65.6)    (45.9)    (86.3)
 Investment sales and other transactions            29.4     249.2       8.0
 Due from NS - net (Note 2)                       (285.1)   (394.2)     97.0
 Short-term investments - net                      (31.3)      1.0      (6.0)
                                                 -------   -------   -------
       Net cash used for investing activities     (881.0)   (776.6)   (536.2)

Cash flows from financing activities:
 Dividends (Note 2)                               (291.5)   (279.4)   (276.6)
 Proceeds from long-term borrowings                  7.6      41.4      38.5
 Long-term debt repayments                         (70.4)   (108.3)    (99.9)
                                                 -------   -------   -------
       Net cash used for financing activities     (354.3)   (346.3)   (338.0)
                                                 -------   -------   -------
       Net increase (decrease) in
         cash and cash equivalents                  15.5      31.5      (9.2)

Cash and cash equivalents:
 At beginning of year                               33.8       2.3      11.5
                                                 -------   -------   -------
 At end of year                                  $  49.3   $  33.8   $   2.3
                                                 =======   =======   =======
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)          $  48.9   $  49.1   $  58.4
  Income taxes                                   $ 272.5   $ 252.2   $ 337.1

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity

                                                 Unrealized
                         Serial                   Gain on
                        Preferred Common  Other  Marketable Retained
                         Stock    Stock  Capital Securities  Income   Total
                        --------- ------ ------- ---------- -------- --------
                                           ($ in millions)
Balance December 31, 1992 $54.9   $166.7  $515.0   $ --     $4,047.7 $4,784.3
 Net income - 1993                                             782.0    782.0
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (2.9)    (2.9)
  Common stock,
    $16.42 per share                                          (273.7)  (273.7)
 Non-cash dividends on
  common stock (Note 2)                                       (104.7)  (104.7)
 Other                     (0.1)                                         (0.1)
                          -----   ------  ------   ------   -------- --------

Balance December 31, 1993  54.8    166.7   515.0     --      4,448.4  5,184.9
 Net income - 1994                                             682.0    682.0
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (2.9)    (2.9)
  Common stock,
    $16.59 per share                                          (276.5)  (276.5)
 Non-cash dividends on
  common stock (Note 2)                                       (400.1)  (400.1)
 Unrealized gain on
  investments (Note 14)                             253.1               253.1
                          -----   ------  ------   ------   -------- --------

Balance December 31, 1994  54.8    166.7   515.0    253.1    4,450.9  5,440.5
 Net income - 1995                                             701.7    701.7
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (2.9)    (2.9)
  Common stock,
    $17.31 per share                                          (288.6)  (288.6)
 Non-cash dividends on
  common stock (Note 2)                                       (300.0)  (300.0)
 Contribution from NS
  (Note 2)                                  10.5                         10.5
 Unrealized gain on
  investments (Note 14)                              84.2                84.2
                          -----   ------  ------   ------   -------- --------

Balance December 31, 1995 $54.8   $166.7  $525.5   $337.3   $4,561.1 $5,645.4
                          =====   ======  ======   ======   ======== ========


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


The following notes are an integral part of the consolidated financial statements.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company, together with its consolidated subsidiaries (collectively, NS Rail), is engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest. The consolidated financial statements include Norfolk Southern Railway Company, Norfolk and Western Railway Company and their majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 16 for the Norfolk and Western Railway Company and Subsidiaries (NW) summarized consolidated financial information).
     Rail freight consists of raw materials, intermediate products and finished goods classified in the following market groups: coal, paper/forest, chemicals, automotive, agriculture, metals/construction and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for about one third of railway revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to write off these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. In 1995, the overall depreciation rate averaged 2.7% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties, other than land and non-rail assets, are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in other income (see
Note 3).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Required Accounting Changes
---------------------------
     1994 - Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The implementation of SFAS 115 increased "Investments," the deferred tax liability and "Stockholders' equity" at December 31, 1994, and had no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale," net of the related deferred taxes, is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheets (see also Note 14).
     1993 - Effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 106 requires accrual of the cost of specified health care and death benefits over an employee's creditable service period rather than, as was the previously prevailing practice, accounting for such expenses on a pay-as-you-go basis. SFAS 112 requires recognition of the cost of benefits payable to former or inactive employees after employment but before retirement on an accrual basis. For NS Rail, such postemployment benefits consist principally of obligations under the long-term disability plan. NS Rail recognized the effects of these changes in accounting on the immediate recognition basis. The cumulative effect on years prior to 1993 of adopting SFAS 106 and 112 increased pretax expenses $336.3 million ($208.4 million after-tax), and $22.8 million ($14.2 million after-tax), respectively (see also
Note 13).
     Also effective January 1, 1993, NS Rail adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. The cumulative effect on years prior to 1993 of adopting SFAS 109 increased net income $470.4 million (see also Note 4).

------    -------------------------------------------

2.   RELATED PARTIES

General
-------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

Non-cash Dividends
------------------
     In December 1995 and 1994, NS Rail declared and issued to NS non-cash dividends of $300.0 million and $400.1 million, respectively, which were settled by reduction of NS Rail's interest-bearing advances due from NS.
     On April 1, 1993, NS Rail declared and issued to NS a $104.7 million non-cash dividend representing the net assets of several non-railroad subsidiaries. These subsidiaries, principally involved in real estate, produce a small amount of rental income which are no longer part of NS Rail's results.
     Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts
---------------------
                                              December 31,
                              -------------------------------------------
                                     1995                     1994
                              ------------------       ------------------
                                        Average                  Average
                                        Interest                 Interest
                              Balance   Rate           Balance   Rate
                              -------   --------       -------   --------
                                            ($ in millions)
     Due from NS:
      Advances                $ 407.1     3.4%         $ 336.3     2.6%
     Due to NS:
      Notes                     220.3     6.6%           134.6     5.7%
                              -------                  -------
          Due from NS-net     $ 186.8                  $ 201.7
                              =======                  =======

     During 1995 and 1993, NW issued notes for $75.5 million and $112.6 million, respectively, to an NS subsidiary for the purchase of a portfolio of short-term investments. These non-cash transactions were excluded from the Consolidated Statement of Cash Flows.
     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. Included in interest income is $17.8 million, $15.6 million and $6.7 million in 1995, 1994 and 1993, respectively, related to amounts due from NS.

Transfer of Investment from NS
------------------------------
     In December 1995, NS transferred its $10.5 million equity interest in a nonoperating subsidiary to Norfolk Southern Railway Company. This transfer was recorded at historical cost and was reflected as a contribution to capital.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At December 31, 1995 and 1994, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $254.7 million and $261.0 million, respectively.

Cash Required for NS Stock Purchase Program and NS Debt
-------------------------------------------------------
     Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 65 million shares of NS common stock. Purchases under the programs have been made with internally generated cash and with proceeds from the sale of NS commercial paper notes and from the issuance of NS long-term debt.
     Since the first purchases in December 1987 and through December 31, 1995, NS has purchased and retired 63,932,000 shares of its common stock under these programs at a cost of $2.9 billion. On January 23, 1996, the NS Board authorized a new program to acquire up to 30 million additional shares of common stock. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.
     Consistent with the earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS.

3.   OTHER INCOME - NET
                                        1995      1994      1993
                                       ------    ------    ------
                                            ($ in millions)
Interest income (Note 2)               $ 36.3    $ 34.4    $ 15.7
Rental income                            18.5      18.0      18.6
Dividends from NS                        15.1      13.9      13.5
Gains from sales of properties            8.7       7.8      31.9
Corporate-owned life insurance - net      7.4       7.9      10.8
Other interest expense                  (32.2)    (24.9)    (26.7)
Taxes on nonoperating property           (2.4)     (3.7)     (4.2)
Other - net                              (8.1)     (6.8)     (2.0)
                                       ------    ------    ------
  Total                                $ 43.3    $ 46.6    $ 57.6
                                       ======    ======    ======

------    -------------------------------------------

4.   INCOME TAXES

Provision for Income Taxes
--------------------------
                                          1995      1994      1993
                                        --------  --------  --------
                                              ($ in millions)
Current:
 Federal                                $ 286.3   $ 236.0   $ 279.6
 State                                     42.4      35.0      40.3
                                        -------   -------   -------
     Total current taxes                  328.7     271.0     319.9
                                        -------   -------   -------
Deferred:
 Federal                                   35.1      95.2      26.4
 State                                      8.1      19.0      14.9
 Adjustment of net deferred tax
  liability for federal rate increase      --        --        51.6
                                        -------   -------   -------
     Total deferred taxes                  43.2     114.2      92.9
                                        -------   -------   -------
     Provision for income taxes         $ 371.9   $ 385.2   $ 412.8
                                        =======   =======   =======

1993 Federal Income Tax Rate Increase
-------------------------------------
     In August 1993, Congress enacted the Revenue Reconciliation Act of 1993, which increased the federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. The tax rate increase had two components that, as required by SFAS 109, were recognized in 1993 earnings.
     The first component relates to the increased income tax rate's effect on 1993 earnings, which increased the provision for income taxes and reduced net income by $9.2 million. The second component increased the provision for the net deferred tax liability in the Consolidated Balance Sheet, which reduced that year's net income by $51.6 million.

------    -------------------------------------------

4.   INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                          1995              1994              1993
                    ---------------   ---------------   ---------------
                     Amount     %      Amount     %      Amount     %
                    --------  -----   --------  -----   --------  -----
                                      ($ in millions)
Federal income tax
 at statutory rate  $ 375.8   35.0    $ 373.5   35.0    $ 331.5   35.0
State income taxes,
 net of federal
 tax benefit           32.7    3.0       35.1    3.3       35.8    3.8
Corporate-owned
 life insurance       (17.1)  (1.6)     (10.6)  (1.0)      (8.7)  (0.9)
Dividend and
 equity income         (5.1)  (0.5)      (4.7)  (0.4)      (5.0)  (0.5)
Other - net           (14.4)  (1.3)      (8.1)  (0.8)       7.6    0.7
                    -------   ----    -------   ----    -------   ----
                      371.9   34.6      385.2   36.1      361.2   38.1
Adjustment of net
 deferred tax lia-
 bility for federal
 rate increase         --      --        --      --        51.6    5.5
                    -------   ----    -------   ----    -------   ----
  Provision for
    income taxes    $ 371.9   34.6    $ 385.2   36.1    $ 412.8   43.6
                    =======   ====    =======   ====    =======   ====

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

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences in accordance with SFAS 109.

------    -------------------------------------------

4.   INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                                  December 31,
                                           -------------------------
                                              1995           1994
                                           ----------     ----------
                                                ($ in millions)
Deferred tax assets:
 Reserves, including casualty
   and other claims                        $   161.6      $   163.7
 Employee benefits                             158.7          144.7
 Postretirement benefits other than
   pension and postemployment benefits         138.1          132.1
 Taxes, including state and property           157.1          154.5
 Other                                           1.2            1.4
                                           ---------      ---------
     Total gross deferred tax assets           616.7          596.4
 Less valuation allowance                       (0.5)          (0.6)
                                           ---------      ---------
     Net deferred tax assets                   616.2          595.8
                                           ---------      ---------
Deferred tax liabilities:
 Property                                   (2,760.3)      (2,679.8)
 Unrealized holding gains                     (219.0)        (164.4)
 Other                                         (44.7)         (44.5)
                                           ---------      ---------
     Total gross deferred tax liabilities   (3,024.0)      (2,888.7)
Intercompany federal tax payable-net          (254.7)        (261.0)
                                           ---------      ---------
     Net deferred tax liability             (2,662.5)      (2,553.9)
     Net current deferred tax assets            98.8           91.1
                                           ---------      ---------
     Net long-term deferred
       tax liability                       $(2,761.3)     $(2,645.0)
                                           =========      =========

     Except for amounts for which a valuation allowance is provided, Management believes the deferred tax assets will be realized. The valuation allowance for deferred tax assets as of January 1, 1993, was $3.4 million. The net change in the total valuation allowance was a $0.1 million decrease for 1995, a $1.4 million decrease for 1994 and a $1.4 million decrease for 1993.

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

------    -------------------------------------------

4.   INCOME TAXES (continued)

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS Rail purchased from a third party pursuant to a safe harbor lease agreement in 1981. Management continues to believe that NS Rail ultimately should incur no loss from this decision, because the lease agreement provides for full indemnification if any such disallowance is sustained.

5.   INVESTMENTS
                                             December 31,
                                        -----------------------
                                          1995           1994
                                        --------       --------
                                            ($ in millions)
Marketable equity securities at
 fair value (Note 14)                   $ 576.2        $ 439.7
Corporate-owned life insurance at net
 cash surrender value                     176.6          140.1
Other                                      18.2           18.6
                                        -------        -------
     Total                              $ 771.0        $ 598.4
                                        =======        =======

6.   PROPERTIES
                                               December 31,
                                        -------------------------
                                           1995           1994
                                        ----------     ----------
                                             ($ in millions)
Transportation property:
 Road                                   $ 8,151.7      $ 7,934.4
 Equipment                                4,586.8        4,440.0
Other property                               84.2           84.5
                                        ---------      ---------
                                         12,822.7       12,458.9
Less: Accumulated depreciation            4,072.3        3,965.5
                                        ---------      ---------
     Net properties                     $ 8,750.4      $ 8,493.4
                                        =========      =========

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1995, 1994 and 1993 was $47.0 million, $46.1 million and $53.9 million, respectively, of which $14.0 million, $17.8 million and $21.6 million was capitalized.

------    -------------------------------------------

7.   CURRENT LIABILITIES
                                              December 31,
                                        -----------------------
                                          1995           1994
                                        --------       --------
                                            ($ in millions)
Accounts payable:
 Accounts and wages payable             $ 255.3        $ 217.2
 Casualty and other claims                163.6          164.1
 Vacation liability                        72.5           71.0
 Equipment rents payable - net             62.0           67.0
 Other                                     13.8           10.0
                                        -------        -------
   Total                                $ 567.2        $ 529.3
                                        =======        =======
Other current liabilities:
 Prepaid amounts on forwarded traffic   $  69.7        $  72.8
 Interest payable                          23.7           20.0
 Retiree health and death
  benefit obligation (Note 13)             24.5           21.5
 Other                                      6.4            3.7
                                        -------        -------
   Total                                $ 124.3        $ 118.0
                                        =======        =======

8.   DEBT

Short-Term Debt
---------------
     Short-term debt consists of $27.2 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility.

Capital Leases
--------------
     During the first quarter of 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $104.5 million were reflected in the Consolidated Balance Sheet as debt and, because they were non-cash transactions, were excluded from the Consolidated Statement of Cash Flows. The lease obligations carry an average stated interest rate of 8.4% but were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS Rail's use of interest rate swaps has been limited to those discussed above.

------    -------------------------------------------

8.   DEBT (continued)

Long-Term Debt
--------------
                                                December 31,
                                             ------------------
                                               1995      1994
                                             --------  --------
                                               ($ in millions)
Equipment obligations at an
 average rate of 7.9% maturing to 2009       $ 439.5   $ 497.2
Capitalized leases at an average
 rate of 6.5% maturing to 2015                 100.9       2.0
Mortgage bonds at an average
 rate of 4.2% maturing to 2003                  27.5      33.9
Other debt at an average rate
 of 5.9% maturing to 2015                        6.5       6.7
                                             -------   -------
     Total long-term debt                      574.4     539.8
                                             -------   -------
     Less: Current maturities                   79.7      65.8
                                             -------   -------
     Long-term debt less current maturities  $ 494.7   $ 474.0
                                             =======   =======
Long-term debt matures as follows:
 1997                                        $  47.4
 1998                                           48.0
 1999                                          119.4
 2000                                           49.3
 2001 and subsequent years                     230.6
                                             -------
     Total                                   $ 494.7
                                             =======

     A substantial portion of NS Rail's properties and certain investments in affiliated companies are pledged as collateral for much of the debt.

------    -------------------------------------------

9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum lease payments are as follows:
                               Operating Leases   Capital Leases
                               ----------------   --------------
                                       ($ in millions)
     1996                          $  48.2           $  15.0
     1997                             47.6              14.9
     1998                             42.5              14.9
     1999                             31.7              14.9
     2000                             30.6              14.8
     2001 and subsequent years       577.8              80.5
                                   -------           -------
        Total                      $ 778.4             155.0
                                   =======

     Less imputed interest on
     capital leases at an average
     rate of 8.4%                                       54.1
                                                     -------

     Present value of minimum
     lease payments included
     in debt                                         $ 100.9
                                                     =======

Operating Lease Expense
-----------------------
                                1995      1994      1993
                               ------    ------    ------
                                    ($ in millions)
Minimum rents                  $ 58.9    $ 46.7    $ 33.5
Contingent rents                 36.0      45.4      36.1
                               ------    ------    ------
     Total                     $ 94.9    $ 92.1    $ 69.6
                               ======    ======    ======

10.  OTHER LIABILITIES
                                         December 31,
                                   -----------------------
                                     1995           1994
                                   --------       --------
                                       ($ in millions)
Casualty and other claims          $ 257.3        $ 264.2
Net pension obligation (Note 12)      93.9           84.8
Retiree health and death
  benefit obligation (Note 13)       283.5          277.9
Other                                236.1          241.3
                                   -------        -------
     Total                         $ 870.8        $ 868.2
                                   =======        =======

------    -------------------------------------------

11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends and other preferences as deemed appropriate at the time of issuance. At December 31, 1995 and 1994, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
     In June 1989, NS announced that it intended to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. In May 1991, NS extended the previously announced stock purchase program through 1993. In March 1994, NS announced that it would continue purchasing up to 250,000 shares of the Series A Stock through 1996. NS had purchased 122,828 shares at a total cost of approximately $4.4 million as of December 31, 1995. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year end 1995 and 1994, NS held 122,923 shares and 94,022 shares, respectively.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owns all 16,668,997 shares issued and outstanding at December 31, 1995 and 1994.


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

------    -------------------------------------------

12.  PENSION PLANS (continued)

Pension Cost (Benefit) Components
---------------------------------
                                     1995      1994      1993
                                   --------  --------  --------
                                         ($ in millions)
Service cost-benefits
 earned during the year            $   9.6   $  10.2   $  10.7
Interest cost on projected
 benefit obligation                   65.1      59.9      58.6
Actual return on assets in plan     (257.0)    (16.6)   (105.6)
Net amortization and deferral        172.1     (62.9)     27.9
                                   -------   -------   -------
     Net pension benefit             (10.2)     (9.4)     (8.4)
Cost of early retirement benefits     23.4      --        38.7
                                   -------   -------   -------
     Total                         $  13.2   $  (9.4)  $  30.3
                                   =======   =======   =======

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year-end. A summary of the major assumptions follows:
                                     1995      1994      1993
                                     -----     -----     -----
Discount rate for determining
 funded status                       7.25%     8.50%     7.25%
Future salary increases                 6%        6%        6%
Return on assets in plans               9%        9%        9%

------    -------------------------------------------

12.  PENSION PLANS (continued)

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                           December 31,
                              --------------------------------------
                                     1995                1994
                              ------------------  ------------------
                               Funded   Unfunded   Funded   Unfunded
                               Plans     Plans     Plans     Plans
                              --------  --------  --------  --------
                                          ($ in millions)
Actuarial present value of
 benefit obligations:
  Vested benefits             $  788.2  $  50.8   $ 626.5   $  40.6
  Non-vested benefits              0.1     --        --        --
                              --------  -------   -------   -------
     Accumulated benefit
      obligation                 788.3     50.8     626.5      40.6
  Effect of expected future
   salary increases              115.3     11.5      92.1       9.0
                              --------  -------   -------   -------
     Projected benefit
      obligation                 903.6     62.3     718.6      49.6
Fair value of assets in plans  1,060.6     --       871.4      --
                              --------  -------   -------   -------
     Funded status               157.0    (62.3)    152.8     (49.6)

Unrecognized initial
 net asset                       (36.9)    --       (43.7)     --
Unrecognized (gain) loss        (179.2)    20.9    (162.3)     10.1
Unrecognized prior
 service cost                      2.8      3.8       3.6       4.3
                              --------  -------   -------   -------
     Net pension liability
      included in the
      balance sheets          $  (56.3) $ (37.6)  $ (49.6)  $ (35.2)
                              ========  =======   =======   =======

Early Retirement Programs
-------------------------
     During 1995 and 1993, NS completed voluntary early retirement programs for salaried employees. The principal benefit for those who participated in these programs was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for these programs is included in "Compensation and benefits" expense and was $33.6 million in 1995 (including $8.3 million related to postretirement benefits other than pensions) and $42.4 million in 1993. The 1995 program was accepted by 265 employees; the 1993 program, by 378 employees.

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of the employee contributions, subject to applicable limitations. NS Rail's expenses under these plans were $6.9 million, $5.0 million and $5.1 million in 1995, 1994 and 1993, respectively.

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     NS Rail provides specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS Rail's option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS Rail prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS Rail continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS Rail established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees. NS Rail last made a corporate contribution of $10 million in 1994 to the VEBA.
     Effective January 1, 1994, NS Rail amended the attribution period for postretirement health care benefits. The amendment generally provides for benefits to be determined ratably over a 10-year period based on creditable service commencing at age 45, or from date of hire if employment began after age 45. The amendment reduced the accumulated postretirement health care benefit obligation by $80 million, which will be amortized as a reduction in annual cost on a pro rata basis over a six-year period.

     A summary of the postretirement benefit cost follows:
                                              1995      1994      1993
                                             -------   -------   -------
                                                  ($ in millions)
Service cost-benefits attributable to
 service during the year                     $  9.1    $ 13.1    $  6.4
Interest cost on accumulated postretirement
 benefit obligation                            27.2      23.8      27.0
Actual return on plan assets                  (17.5)     --        (1.9)
Net amortization and deferral                   1.9     (13.9)     (0.7)
                                             ------    ------    ------
     Net postretirement
       benefit cost                            20.7      23.0      30.8
Cost of early retirement benefits               8.3      --        --
                                             ------    ------    ------
     Total                                   $ 29.0    $ 23.0    $ 30.8
                                             ======    ======    ======

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                             December 31,
                           ----------------------------------------------
                                    1995                     1994
                           ---------------------    ---------------------
                           Health Care   Death      Health Care   Death
                            Benefits    Benefits     Benefits    Benefits
                           -----------  --------    -----------  --------
                                           ($ in millions)
Accumulated postretirement
 benefit obligation:
  Retirees                   $ 216.1     $  82.8      $ 159.8     $  76.6
  Fully eligible active
   plan participants            21.4         7.8         11.7         4.5
  Other active plan
   participants                 47.3        12.6         32.0        11.0
                             -------     -------      -------     -------
      Total                    284.8       103.2        203.5        92.1
Plan assets at fair value       72.1        --           54.5        --
                             -------     -------      -------     -------
      Funded status           (212.7)     (103.2)      (149.0)      (92.1)

Unrecognized loss (gain)        52.2         4.7         11.1        (4.1)
Unrecognized prior
 service cost (benefit)        (49.0)       --          (65.3)       --
                             -------     -------      -------     -------
      Accrued postretirement
        benefit obligation   $(209.5)    $ (98.5)     $(203.2)    $ (96.2)
                             =======     =======      =======     =======

     For measurement purposes, an 11% increase in the per capita cost of covered health care benefits was assumed for 1996. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by about
$33 million and the aggregate of the service and interest cost components of net postretirement benefit cost for the year 1995 by about $4 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 12).
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multiemployer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $3.7 million, $4.8 million and $5.3 million in 1995, 1994 and 1993, respectively.

------    -------------------------------------------

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. "Short-term investments," which are designated as "available for sale," are reported at fair value in accordance with SFAS 115 (see Note 1).
     The fair value of long-term "Investments" approximated $837 million and $658 million at December 31, 1995 and 1994, respectively. Quoted market prices were used to determine the fair value of marketable securities which, beginning in 1994 (see Note 1, "Required Accounting Changes"), were recorded at fair value. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statement of Cash Flows. Underlying net assets were used to estimate the fair value of non-marketable investments. For the remaining investments, consisting principally of corporate-owned life insurance, the carrying value approximates fair value (see Note 5 for carrying values of "Investments").

     Under SFAS 115, NS Rail increased the reported carrying value of short-term and long-term investments classified as "available for sale"
as follows:
                       December 31, 1995        December 31, 1994
                    ----------------------   ----------------------
                    Short-term    Equity     Short-term    Equity
                    Securities  Securities   Securities  Securities
                    ----------  ----------   ----------  ----------
                                    ($ in millions)
Cost                  $ 242.2    $  20.6       $ 201.7    $  20.6
Gross unrealized
 holding gain (loss)      0.7      555.6          (1.6)     419.1
                      -------    -------       -------    -------
Fair value            $ 242.9    $ 576.2       $ 200.1    $ 439.7
                      =======    =======       =======    =======

     The short-term securities are principally U.S. Treasury securities. Equity securities consist almost entirely of 7,252,634 shares of NS Common Stock.
     The change in the unrealized holding gain (loss) was $138.8 million for 1995 and $(77.0) million for 1994. These changes primarily reflect changes in the NS stock price. As a result, stockholder's equity increased $84.2 million in 1995 and decreased $46.9 million in 1994.
     The fair value of "Long-term debt," including current maturities, approximated $606 million at December 31, 1995, and $543 million at December 31, 1994. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see Note 8 for carrying values of "Long-term debt").


15.  PARTIAL REVERSAL OF SPECIAL CHARGE IN 1993

     Included in 1991 results was a $483 million special charge for labor force reductions and asset write-downs. However, based on NS Rail's success in eliminating reserve board positions in 1992 and 1993, and on events occurring in the third quarter of 1993, the accrual included in the 1991 special charge related to labor was reduced by $46 million, which was reflected as a credit in "Compensation and benefits" expenses. The principal factor contributing to the reversal was the failure in 1993 to reach agreement on terms for certain further labor savings. Accordingly, it became apparent that a surplus existed in the labor portion of the provision established in the 1991 special charge.

------    -------------------------------------------

16.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION

     NW is operated as an integral part of NS Rail. Revenues are allocated to NW based on actual traffic movements as determined by revenue ton miles within market groups. Expenses are allocated to NW based on appropriate criteria for the type of expense. The costs of functions performed by NS, the parent holding company of NS Rail, are also allocated to its rail operating subsidiaries.

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
              Summarized Consolidated Statements of Income
                                            Years ended December 31,
                                     --------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    ----------
                                                ($ in millions)
Railway operating revenues            $ 1,911.3     $ 1,858.1     $ 1,853.6
Railway operating expenses              1,402.6       1,382.7       1,414.5
                                      ---------     ---------     ---------
      Income from railway operations      508.7         475.4         439.1
Other-net                                  38.8          25.8          36.5
                                      ---------     ---------     ---------
      Income before income taxes          547.5         501.2         475.6

Provision for income taxes:
 Income taxes                             186.8         175.1         181.1
 Adjustment of net deferred tax
  liability for federal rate increase      --            --            23.7
                                      ---------     ---------     ---------
      Total income taxes                  186.8         175.1         204.8
                                      ---------     ---------     ---------
      Income before
        accounting changes                360.7         326.1         270.8

Cumulative effects on years
 prior to 1993 of changes in
 accounting principles for:
  Income taxes                             --            --           207.3
  Postretirement benefits
   other than pensions;
   and postemployment
   benefits - net of taxes                 --            --          (115.7)
                                      ---------     ---------     ---------
      Net income                      $   360.7     $   326.1     $   362.4
                                      =========     =========     =========

------    -------------------------------------------

16.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION (continued)

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
                 Summarized Consolidated Balance Sheets
                                                     As of December 31,
                                                  -----------------------
                                                    1995           1994
                                                  --------       --------
                                                      ($ in millions)
Assets
 Current assets                                   $  298.3       $  330.0
 Noncurrent assets                                 4,778.2        4,439.6
                                                  --------       --------
      Total assets                                $5,076.5       $4,769.6
                                                  ========       ========

Liabilities and Stockholder's Equity
 Current liabilities                                 246.2          178.6
 Noncurrent liabilities                            1,603.9        1,590.0
 Stockholder's equity                              3,226.4        3,001.0
                                                  --------       --------
      Total liabilities and stockholder's equity  $5,076.5       $4,769.6
                                                  ========       ========

     Effective January 1, 1994, NW adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). See Note 1 for a discussion of this new accounting pronouncement. The effect on NW, principally due to the changing market value of its investment in NS stock, was a change in the unrealized holding gain (loss) of $18.9 million for 1995 and $(13.9) million for 1994. As a result, stockholder's equity increased $11.8 million in 1995 and decreased $8.7 million in 1994.
     Effective January 1, 1993, NW adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions"; SFAS 109, "Accounting for Income Taxes," and SFAS 112, "Employers' Accounting for Postemployment Benefits." See Note 1 for a discussion of these pronouncements (see NW's Consolidated Statement of Income for the cumulative effects of these changes).


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

Debt Guarantees
---------------
     As of December 31, 1995, NS Rail and certain subsidiaries are contingently liable as guarantors with respect to $66 million of indebtedness of related entities.

------    -------------------------------------------

17.  CONTINGENCIES (continued)

Change-in-Control Arrangements
------------------------------
     Norfolk Southern has compensation agreements with officers and certain key employees, which become operative only upon a change in control of NS, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of December 31, 1995, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $44 million (of which $12 million is accounted for as a current liability), which is NS Rail's present best estimate of ultimate liability at 96 identified locations. On that date, eight sites accounted for $16 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 96 locations, NS Rail and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail works diligently to minimize. In addition, NS Rail owns, or has owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

------    -------------------------------------------

17.  CONTINGENCIES (continued)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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





                                   /s/ KPMG Peat Marwick LLP





Norfolk, Virginia
January 23, 1996

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 16, 1996, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 28, 1996, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I hereof beginning on page 18 under "Executive Officers of the Registrant."

                                 PART IV


Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:


     1.             Index to Financial Statements:           Page
                    -----------------------------            ----
          Consolidated Statements of Income
            Years ended December 31, 1995, 1994 and 1993       39

          Consolidated Balance Sheets
            As of December 31, 1995 and 1994                   40

          Consolidated Statements of Cash Flows
            Years ended December 31, 1995, 1994 and 1993       41

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1995, 1994 and 1993       42

          Notes to Consolidated Financial Statements           43

          Independent Auditors' Report                         64

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule Page
          -------------------------------------------------- ----
          Schedule II - Valuation and Qualifying Accounts      71

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

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                     Description
-------   ------------------------------------------------------
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

  10      Material Contracts -

          (a) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from
               Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern Railway's 1994 Annual Report on Form 10-K.

  21      Subsidiaries of the Registrant.

  27      Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1995.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                     Description
-------   ------------------------------------------------------

(d)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in
          Item 14(a)2 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------
          Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and James C. Bishop, Jr., or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and James C. Bishop, Jr., or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1996.


                                NORFOLK SOUTHERN RAILWAY COMPANY



                         By  /s/ David R. Goode
                             -----------------------------------------
                               (David R. Goode, President and Chief
                                        Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of March, 1996, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

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

/s/ David R. Goode
--------------------------          President and Chief Executive
   (David R. Goode)                     Officer and Director
                                    (Principal Executive Officer)

/s/ John P. Rathbone
--------------------------          Vice President and Controller
   (John P. Rathbone)               (Principal Accounting Officer)


/s/ Henry C. Wolf
--------------------------          Vice President-Finance
   (Henry C. Wolf)                  (Principal Financial Officer)

       Signature                             Title
       ---------                             -----

/s/ James C. Bishop, Jr.
--------------------------                  Director
   (James C. Bishop, Jr.)


/s/ L. I. Prillaman
--------------------------                  Director
   (L. I. Prillaman)


/s/ Stephen C. Tobias
--------------------------                  Director
   (Stephen C. Tobias)


/s/ D. Henry Watts
--------------------------                  Director
   (D. Henry Watts)


/s/ Henry C. Wolf
--------------------------                  Director
   (Henry C. Wolf)

                                                         Schedule II
                                                         Page 1 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1993, 1994 and 1995
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

                                                                (continued)

                                                         Schedule II
                                                         Page 2 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1993, 1994 and 1995
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

Year ended December 31, 1995
----------------------------

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $  0.6   $  --    $  --       $  0.1      $  0.5
Casualty and other claims
 included in other
 liabilities                  $264.2   $ 99.5   $  3.1 (1)  $109.5 (2)  $257.3
Current portion of casualty
 and other claims included
 in accounts payable          $164.1   $ 21.1   $163.5 (1)  $185.1 (3)  $163.6





(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                  Description                           Number
---------- -------------------------------------------        ------

  21       Subsidiaries of Norfolk Southern Railway.             74

  27       Financial Data Schedule (Required to be
           electronically submitted for use by the
           Securities and Exchange Commission only
           and not deemed part of this filing).                  75