Form 10-Q
period 1996-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1996-05-10
CIK 92275

PAGE ONE

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Virginia                                53-6002016
- ----------------------------------------      ----------------------------
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)


        Three Commercial Place
           Norfolk, Virginia                           23510-2191
- ----------------------------------------      ----------------------------
(Address of principal executive offices)                Zip Code


Registrant's telephone number, including area code     (804) 629-2682
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

                Class                 Outstanding as of April 30, 1996
                -----                 --------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)


                                   INDEX
                                   -----


                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Financial Statements:

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1996 and 1995         3

                  Consolidated Balance Sheets
                  March 31, 1996, and December 31, 1995              4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995         5

                  Notes to Consolidated Financial Statements       6-9

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  10-14

Part II. Other Information:

        Item 1.   Legal Proceedings                                 15

        Item 6.   Exhibits and Reports on Form 8-K                  15

Signatures                                                          16

Index to Exhibits                                                   17

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
RAILWAY OPERATING REVENUES (Note 5):
 Coal                                                  $  323.8   $  306.9
 General merchandise                                      574.1      577.6
 Intermodal                                               118.8      114.7
                                                       --------   --------
     Railway operating revenues                         1,016.7      999.2
                                                       --------   --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits                                377.3      375.3
 Materials, services and rents                            153.2      164.2
 Depreciation                                              99.1       92.9
 Diesel fuel                                               55.4       48.7
 Casualties and other claims                               34.7       32.2
 Other                                                     35.2       35.5
                                                       --------   --------
     Railway operating expenses                           754.9      748.8
                                                       --------   --------
     Income from railway operations                       261.8      250.4

Other income (expense):
 Interest income                                            7.9        6.4
 Interest expense on debt                                  (8.2)      (7.8)
 Other - net                                               (0.4)      (1.6)
                                                       --------   --------
     Other income (expense)                                (0.7)      (3.0)
                                                       --------   --------
     Income before income taxes                           261.1      247.4

Provision for income taxes                                 98.0       94.1
                                                       --------   --------

     NET INCOME                                        $  163.1   $  153.3
                                                       ========   ========



See accompanying notes to consolidated financial statements.

Item 1.   Financial Statements. (continued)
- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                                 March 31,    December 31,
                                                   1996           1995
                                                -----------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    46.4      $    49.3
 Short-term investments                             171.7          180.7
 Accounts receivable - net                          585.7          542.1
 Materials and supplies                              62.1           59.8
 Deferred income taxes                              102.7           98.8
 Other current assets                                92.6           92.1
                                                ---------      ---------
     Total current assets                         1,061.2        1,022.8

Due from NS (Note 3)                                304.9          186.8
Investments                                         822.5          771.0
Properties less accumulated depreciation          8,851.7        8,750.4
Other assets                                         20.4           21.3
                                                ---------      ---------
     TOTAL ASSETS                               $11,060.7      $10,752.3
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   578.5          567.2
 Income and other taxes                             251.5          179.4
 Other current liabilities                          125.2          124.3
 Current maturities of long-term debt (Note 4)       81.8           79.7
                                                ---------      ---------
     Total current liabilities                    1,064.2          977.8

Long-term debt (Note 4)                             555.2          494.7
Other liabilities                                   881.9          870.8
Minority interests                                    2.4            2.3

Deferred income taxes (Note 3)                    2,795.7        2,761.3
                                                ---------      ---------
     TOTAL LIABILITIES                            5,299.4        5,106.9
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      525.5          525.5
 Unrealized gain on marketable
   securities                                       361.7          337.3
 Retained income                                  4,652.6        4,561.1
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,761.3        5,645.4
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,060.7      $10,752.3
                                                =========      =========
See accompanying notes to consolidated financial statements.

Item 1.   Financial Statements. (continued)
- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 163.1      $ 153.3
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                            (6.0)        (2.8)
     Depreciation                                      100.5         93.2
     Deferred income taxes                              14.6          9.7
     Nonoperating gains on property sales               (0.6)        (1.0)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                           (43.6)        10.1
         Materials and supplies                         (2.3)        (5.8)
         Other current assets                            8.7          6.9
         Current liabilities other than debt            84.3         68.7
         Other - net                                    13.2         16.3
                                                     -------      -------
            Net cash provided by operating activities  331.9        348.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (142.3)      (177.5)
 Property sales and other transactions                   5.8         15.0
 Investment purchases                                  (22.5)       (23.7)
 Investment sales and other transactions                12.7         18.3
 Advances due from NS                                 (118.1)       (46.2)
 Short-term investments - net                            7.6         21.0
                                                     -------      -------
            Net cash used for investing activities    (256.8)      (193.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                             (71.6)       (73.2)
 Proceeds from long-term borrowings (Note 4)             5.6          7.6
 Debt repayments                                       (12.0)       (18.8)
                                                     -------      -------
            Net cash used for financing activities     (78.0)       (84.4)
                                                     -------      -------
            Net increase (decrease) in cash and
             cash equivalents                           (2.9)        71.1

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   49.3         33.8
                                                     -------      -------
 At end of period                                    $  46.4      $ 104.9
                                                     =======      =======
- ---------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  13.8      $  13.2
   Income taxes                                      $   2.8      $   4.1

* Cash equivalents are highly liquid investments purchased three months or less from maturity.
See accompanying notes to consolidated financial statements.

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2. Contingencies

   There have been no significant changes since year-end 1995 in the matters as discussed in Note 17, CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1995, Notes to Consolidated Financial Statements, beginning on page 61.

   An update of the status of certain legal proceedings is included in
   Part II, Item 1, "Legal Proceedings," of this Form 10-Q Report.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   INTERCOMPANY ACCOUNTS
   ---------------------
                                 March 31, 1996       December 31, 1995
                               ------------------    -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
   Due from NS:
     Advances                  $ 527.9     3.8%      $ 407.1     3.4%

   Due to NS:
     Notes and advances          223.0     6.6%        220.3     6.6%
                               -------               -------
           Due from NS - net   $ 304.9               $ 186.8
                               =======               =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)


3. Related Parties (continued)

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 1996, and December 31, 1995,
   NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $254.7 million.

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   In January 1996, the NS Board of Directors authorized the purchase and retirement of up to 30 million shares of NS Common Stock. NS completed its purchases (65 million shares) under the 1987 and 1989 authorizations on March 8, 1996. The new share program is expected to be completed by the end of the year 2000. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through March 31, 1996, NS has purchased and retired 65,317,300 shares of its common stock at a cost of $3.0 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may be issued as well for general corporate purposes, will come principally from NS Rail.

4. Capital Lease Obligations

   During the first quarters of 1996 and 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $74.4 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and 6.75 percent for those entered into in the first quarter of 1996, and between
   8.23 percent and 8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)


4. Capital Lease Obligations (continued)

   fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS Rail's use of interest rate swaps has been limited to those discussed above.

5. Reclassification of Railway Revenues

   Beginning in 1996, revenues previously reported as "Other railway revenues" (principally switching and demurrage) are included in each of the respective commodity groups. 1995 revenues have been reclassified to conform with the current presentation.

6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
                                                     (Unaudited)

      Railway operating revenues                  $ 483.2   $ 474.5
      Railway operating expenses                    364.6     365.0
                                                  -------   -------
           Income from operations                   118.6     109.5

      Other - net                                    11.2       6.0
                                                  -------   -------
           Income before income taxes               129.8     115.5

      Provision for income taxes                     48.2      43.4
                                                  -------   -------
           Net income                             $  81.6   $  72.1
                                                  =======   =======

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------

                                             March 31,     December 31,
                                               1996            1995
                                           ------------    ------------
                                                   (Unaudited)
   Assets
     Current assets                          $  360.1        $  298.3
     Noncurrent assets                        4,850.1         4,778.2
                                             --------        --------
         Total assets                        $5,210.2        $5,076.5
                                             ========        ========
   Liabilities and stockholder's equity
     Current liabilities                     $  283.1        $  246.2
     Noncurrent liabilities                   1,616.5         1,603.9
     Stockholder's equity                     3,310.6         3,226.4
                                             --------        --------
         Total liabilities and
           stockholder's equity              $5,210.2        $5,076.5
                                             ========        ========

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" for the first quarter was $163.1 million, the highest for any quarter in NS Rail's history and $9.8 million, or 6 percent, above first-quarter 1995. Contributing to the 1996 first-quarter record was a $11.4 million, or 5 percent, increase in "Income from railway operations."

Railway Operating Revenues
- --------------------------
First-quarter "Railway operating revenues" were $1.02 billion, a
$17.5 million, or 2 percent, increase, compared with the same period last year, and a quarterly record.  The increase in operating revenues was due to:

                                               First Quarter
                                               1996 vs. 1995
                                             Increase (Decrease)
                                             ------------------
                                          (In millions of dollars)

     Traffic volume (carloads)                    $ (16.4)
     Revenue per unit                                33.9
                                                  -------
                                                  $  17.5
                                                  =======

The principal revenue commodity groups and carloads were as follows (see
Note 5 on page 8 for a discussion of revenue reclassifications):

                                 Revenues             Carloads
                             1996       1995       1996      1995
                             ----       ----       ----      ----
                             ($ in millions)       (in thousands)
Coal                       $  323.8   $  306.9     319.6     318.4

Paper/forest                  129.7      133.5     109.8     116.0
Chemicals                     140.4      140.6      95.5      95.3
Automotive                    118.3      119.7      83.8      86.7
Agriculture                   101.6       97.2      93.1      98.5
Metals/construction            84.1       86.6      83.8      90.0
                           --------   --------   -------   -------
  General merchandise         574.1      577.6     466.0     486.5

Intermodal                    118.8      114.7     319.2     306.9
                           --------   --------   -------   -------
  Total                    $1,016.7   $  999.2   1,104.8   1,111.8
                           ========   ========   =======   =======

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Coal
- ----
First-quarter coal revenues increased $16.9 million, or 6 percent, compared with the same period last year primarily due to an increase in export coal volume. Total coal carloads were slightly ahead of last year, led by export coal, which has a significantly longer haul. This increase, combined with a strengthened industrial coal market, more than offset the declines in the utility and domestic steel sectors, which are shorter-haul traffic. While utility traffic was down early in the quarter (due to the effect of the severe winter weather), March traffic volume showed improvement, and continuing high demand for utility coal is expected as customers rebuild their stockpiles.

For the remainder of the year, the encouraging volume trends in both the export and the domestic utility markets are expected to continue.

General merchandise
- -------------------
First-quarter general merchandise revenues decreased $3.5 million, or 1 percent, compared with the same period last year as carloadings were down or even in all of the general merchandise market groups. Soft market conditions and severe winter weather early in the quarter were primarily responsible for the unfavorable comparisons. Automotive revenues, which had been up for the first two months of the year, ended the quarter down $1.4 million, or 1 percent, due to the effects of the 16-day GM strike.

Looking ahead, if the weather normalizes and the GM strike does not resume, general merchandise revenues are expected to strengthen. In addition, several major automotive plants, which had been down for retooling in 1995, have resumed production.

Intermodal
- ----------
First-quarter intermodal revenues increased $4.1 million, or 4 percent, compared with the same period last year. Carloadings rose 4 percent, with most of the improvement related to container business.

For the remainder of the year, we expect to see solid intermodal traffic growth, but at about half the 1995 growth rate.

Railway Operating Expenses
- --------------------------
First-quarter "Railway operating expenses" were $754.9 million, a $6.1 million, or 1 percent, increase compared with the same period last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


The largest increase was in "Diesel fuel," up $6.7 million, or 14 percent. This was almost entirely due to price per gallon, which was nearly 7 cents higher than in the first quarter of 1995. Diesel fuel prices averaged about 63 cents per gallon in the first quarter, and reached 65 cents per gallon in March, the highest level since 1991 when fuel prices were impacted by the Persian Gulf crisis. For the years 1994 and 1995, diesel fuel prices averaged about 57 cents per gallon.

"Depreciation" increased $6.2 million, or 7 percent, due to additional investment in plant and equipment, coupled with higher overall depreciation rates resulting from a recent depreciation study. Regulations established by the former Interstate Commerce Commission and currently monitored by the Surface Transportation Board of the U.S. Department of Transportation (DOT) require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the DOT.

"Casualties and other claims" were up $2.5 million, or 8 percent. This increase was attributable to an accrual for a specific environmental remediation site.

The only large decline was in "Materials, services and rents" which was down $11.0 million, or 7 percent. This favorable experience stems largely from: (1) lower locomotive maintenance costs resulting from older locomotives being replaced with new units; (2) NS Rail's benchmark maintenance procedures which consistently produce more gross ton miles per dollar of locomotive maintenance cost than any other major U.S. railroad; and (3) lower freight car maintenance costs, reflecting fewer cars in the fleet and the reengineering of freight car maintenance practices.


FINANCIAL CONDITION AND LIQUIDITY

                                    March 31, 1996   December 31, 1995
                                    --------------   -----------------
                                           (Dollars in millions)

   Cash and short-term investments     $218.1              $230.0
   Debt to total capitalization          10.3%                9.6%

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The use of cash in accounts receivable was primarily attributable to higher freight receivables, commensurate with the increase in operating revenues.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $23 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 4). The increase in cash used for "Advances due from NS," in part, reflects higher amounts related to NS' stock purchase program compared with first-quarter 1995 (see Note 3). "Investment purchases" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI.

CASH USED FOR FINANCING ACTIVITIES includes "Proceeds from long-term borrowings" which represents amounts received in connection with capital lease transactions (see Note 4).

As discussed in Note 3, NS has issued a significant amount of long-term debt in recent years. Funds to service this debt are expected to come primarily from NS Rail, NS' principal subsidiary.



LABOR NEGOTIATIONS

   In May 1996, arbitrators selected by the National Carriers Conference Committee (Committee) and the United Transportation Union (UTU), which represents the largest number of employees in the railroad industry, imposed a five-year contract on the parties, the terms of which are identical to those in the agreement that had been negotiated by the Committee and the UTU leadership and thereafter rejected by the UTU rank and file. Negotiations with other rail unions are continuing.

NEW ACCOUNTING PRONOUNCEMENT

   Effective January 1, 1996, NS Rail adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. SFAS 121 did not have a material effect on NS Rail's financial statements.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


ENVIRONMENTAL MATTERS

   During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS Rail, was responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the state of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and some--but not all--the entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS Rail or AGS cannot be estimated reliably at this time, the materiality of such amount to NS Rail's financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.

                        PART II.  OTHER INFORMATION
                        ---------------------------


Item 1. Legal Proceedings.
- ------  -----------------

        North Carolina - Fiber Optic Cable. In October 1995, two individuals, on behalf of themselves and all others similarly situated, instituted an action in the United States District Court for the Western District of North Carolina against Sprint Communications Company, L. P. and Norfolk Southern Railway Company (NSR). Plaintiffs allege they sustained RICO, conversion and trespass damages in the amount of $100 million (trebled) as a result of the defendants' installing, pursuant to an agreement, fiber optic cable on property in which the plaintiffs further allege that NSR's only property right was an easement for railway operations.

        On April 16, 1996, the court granted the defendants' motions to dismiss the RICO and conversion claims, and it allowed the parties to submit additional evidence concerning a statute of limitations defense to the conspiracy to trespass claim. Management, after consulting with its legal counsel, is of the option that (1) the court's rulings on the motions to dismiss should be sustained, (2) NSR has meritorious defenses to the conspiracy to trespass claim, and (3) if the conspiracy to trespass claim is allowed to proceed and the defendants are found liable, the amount of damages that reasonably could be awarded will not materially affect the consolidated financial position of NS Rail.

        Because, following the court's April 16, 1996, ruling, the amount of damages to which NSR could be subject is immaterial in amount, Management anticipates this is the last report concerning the proceeding. The matter has been previously reported by Norfolk Southern Railway Company in Part I, Item 3, of its Annual Report on Form 10-K for the year ended December 31, 1995.



Item 6. Exhibits and Reports on Form 8-K.
- ------  --------------------------------

        (a) Exhibits:

            Financial Data Schedule

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed for the three months ended March 31, 1996.

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




Date:     May 10, 1996         /s/ Sandra T. Pierce
      -------------------      ------------------------------------------
                               Sandra T. Pierce
                               Corporate Secretary (Signature)




Date:     May 10, 1996         /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                             INDEX TO EXHIBITS
                             -----------------


Electronic
Submission
Exhibit
Number                     Description                     Page Number
- -----------  -----------------------------------------     -----------

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules
             and regulations of the Securities and
             Exchange Commission and shall not
             be deemed filed for purposes of
             Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934.)                                     18