Form 10-Q
period 1996-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1996-08-09
CIK 92275

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                       ----------------------------

                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
- -------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Virginia                               53-6002016
- ----------------------------------------  -------------------------------
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)             Identification No.)


        Three Commercial Place
            Norfolk, Virginia                        23510-2191
- ----------------------------------------  -------------------------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code     (804) 629-2682
                                                   ----------------------

                                 No Change
- -------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)


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

                Class                 Outstanding as of July 31, 1996
                -----                 -------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX


                                                                   Page
                                                                   ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Six Months Ended
                   June 30, 1996 and 1995                             3

                   Consolidated Balance Sheets
                   June 30, 1996, and December 31, 1995               4

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1996 and 1995            5

                   Notes to Consolidated Financial Statements       6-9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  10-16

Part II. Other Information:

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                  17

         Item 6.   Exhibits and Reports on Form 8-K                  18

Signatures                                                           19

Index to Exhibits                                                    20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                     1996      1995       1996      1995
                                   --------  --------   --------  --------
RAILWAY OPERATING REVENUES (Note 5):
 Coal                              $  328.5  $  318.0   $  652.3  $  624.9
 Merchandise                          593.1     578.7    1,167.2   1,156.3
 Intermodal                           116.4     119.7      235.2     234.4
                                   --------  --------   --------  --------
     Railway operating revenues     1,038.0   1,016.4    2,054.7   2,015.6
                                   --------  --------   --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits            351.3     356.6      728.6     731.9
 Materials, services and rents        159.6     163.7      312.8     327.9
 Depreciation                         100.4      95.1      199.5     188.0
 Diesel fuel                           56.7      47.0      112.1      95.7
 Casualties and other claims           30.9      28.8       65.6      61.0
 Other                                 39.1      40.9       74.3      76.4
                                   --------  --------   --------  --------
     Railway operating expenses       738.0     732.1    1,492.9   1,480.9
                                   --------  --------   --------  --------
     Income from railway operations   300.0     284.3      561.8     534.7

Other income (expense):
 Interest income                        8.3       9.5       16.2      15.9
 Interest expense on debt              (8.8)     (8.4)     (17.0)    (16.2)
 Other - net                           (4.2)      3.0       (4.6)      1.4
                                   --------  --------   --------  --------
     Other income (expense)            (4.7)      4.1       (5.4)      1.1
                                   --------  --------   --------  --------
     Income before income taxes       295.3     288.4      556.4     535.8

Provision for income taxes            104.7     108.1      202.7     202.2
                                   --------  --------   --------  --------
     NET INCOME                    $  190.6  $  180.3   $  353.7  $  333.6
                                   ========  ========   ========  ========




See accompanying notes to consolidated financial statements.

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                                 June 30,     December 31,
                                                   1996           1995
                                              --------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    22.2      $    49.3
 Short-term investments                             135.8          180.7
 Accounts receivable - net                          569.8          542.1
 Materials and supplies                              60.3           59.8
 Deferred income taxes                              105.8           98.8
 Other current assets                                88.2           92.1
                                                ---------      ---------
     Total current assets                           982.1        1,022.8

Due from NS - net (Note 3)                          387.0          186.8
Investments                                         837.7          771.0
Properties less accumulated depreciation          8,918.9        8,750.4
Other assets                                         21.8           21.3
                                                ---------      ---------
     TOTAL ASSETS                               $11,147.5      $10,752.3
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   577.8          567.2
 Income and other taxes                             203.3          179.4
 Other current liabilities                          121.8          124.3
 Current maturities of long-term debt (Note 4)       80.5           79.7
                                                ---------      ---------
     Total current liabilities                    1,010.6          977.8

Long-term debt (Note 4)                             579.1          494.7
Other liabilities                                   890.5          870.8
Minority interests                                    1.9            2.3

Deferred income taxes (Note 3)                    2,793.4        2,761.3
                                                ---------      ---------
     TOTAL LIABILITIES                            5,275.5        5,106.9
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      525.5          525.5
 Unrealized gain on marketable securities           359.8          337.3
 Retained income                                  4,765.2        4,561.1
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,872.0        5,645.4
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,147.5      $10,752.3
                                                =========      =========

See accompanying notes to consolidated financial statements.

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $  353.7     $  333.6
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                             (9.0)        (7.0)
     Depreciation                                       200.0        188.5
     Deferred income taxes                               10.5         32.8
     Nonoperating gains on property sales                (2.7)        (2.6)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                            (27.7)         3.4
         Materials and supplies                          (0.5)        (8.4)
         Other current assets                            21.8         20.9
         Current liabilities other than debt             42.0         52.9
         Other - net                                      9.2         26.4
                                                     --------     --------
           Net cash provided by operating activities    597.3        640.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                           (309.5)      (325.4)
 Property sales and other transactions                   33.0         35.5
 Investment purchases                                   (40.1)       (38.6)
 Investment sales and other transactions                 12.2         18.3
 Advances due from NS                                  (200.2)      (132.2)
 Short-term investments - net                            43.0         21.9
                                                     --------     --------
           Net cash used for investing activities      (461.6)      (420.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                             (149.6)      (146.8)
 Proceeds from long-term borrowings                       9.6          7.6
 Debt repayments                                        (22.8)       (30.8)
                                                     --------     --------
           Net cash used for financing activities      (162.8)      (170.0)
                                                     --------     --------
           Net increase (decrease) in cash
             and cash equivalents                       (27.1)        50.0

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                    49.3         33.8
                                                     --------     --------
 At end of period                                    $   22.2     $   83.8
                                                     ========     ========
- --------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $   36.9     $   23.8
   Income taxes                                      $  155.2     $  115.4

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months ended June 30, 1996 and 1995.

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

   INTERCOMPANY ACCOUNTS
   ---------------------
                                 June 30, 1996        December 31, 1995
                               ------------------    -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
   Due from NS:
     Advances                  $ 613.2     4.4%      $ 407.1     3.4%

   Due to NS:
     Notes and advances          226.2     5.9%        220.3     6.6%
                               -------               -------
           Due from NS - net   $ 387.0               $ 186.8
                               =======               =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

- ------    --------------------

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

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   In January 1996, the NS Board of Directors authorized the purchase and retirement of up to 30 million shares of NS Common Stock. NS completed its purchases (65 million shares) under the 1987 and 1989 authorizations on March 8, 1996. The new share program is expected to be completed by the end of the year 2000. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through June 30, 1996, NS has purchased and retired 66,921,200 shares of its common stock at a cost of $3.1 billion. Future purchases are dependent on market conditions, the economy, cash needs and alternative investment opportunities.

   Consistent with earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. Cash required to service NS debt, which may be issued as well for general corporate purposes, will come principally from NS Rail.

4. Capital Lease Obligations

   During the first half of 1996 and 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and 6.75 percent for those entered into in 1996, and between 8.23 percent and
   8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest

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

6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------
                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  ------------------    ------------------
                                    1996      1995        1996      1995
                                  --------  --------    --------  --------
                                          (In millions of dollars)
                                                (Unaudited)
   Railway operating revenues     $ 500.8   $ 490.9     $ 984.0   $ 965.4
   Railway operating expenses       342.7     360.5       707.3     725.5
                                  -------   -------     -------   -------
         Income from operations     158.1     130.4       276.7     239.9

   Other - net                       11.7      11.0        22.9      17.0
                                  -------   -------     -------   -------
         Income before
           income taxes             169.8     141.4       299.6     256.9

   Provision for income taxes        60.6      53.0       108.8      96.4
                                  -------   -------     -------   -------
         Net income               $ 109.2   $  88.4     $ 190.8   $ 160.5
                                  =======   =======     =======   =======

- ------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------
                                              June 30,       December 31,
                                                1996             1995
                                            ------------     ------------
                                                     (Unaudited)
   Assets
     Current assets                           $  337.4         $  298.3
     Noncurrent assets                         4,965.6          4,778.2
                                              --------         --------
         Total assets                         $5,303.0         $5,076.5
                                              ========         ========
   Liabilities and stockholder's equity
     Current liabilities                      $  260.6         $  246.2
     Noncurrent liabilities                    1,623.0          1,603.9
     Stockholder's equity                      3,419.4          3,226.4
                                              --------         --------
         Total liabilities and
           stockholder's equity               $5,303.0         $5,076.5
                                              ========         ========

7. Lease Commitments

   On July 29, 1996, implementation of the Lease Extension Agreement between NS Rail and North Carolina Railroad Company (NCRR) was enjoined by a federal court, which ruled that a quorum of private stockholders was not present at the NCRR stockholders' meeting at which the Agreement was approved. While the parties seek to resolve this matter, NS Rail continues to discharge its common carrier obligations by operating over the lines of NCRR. As reported in the past, final resolution is not expected to have a material effect on NS Rail's consolidated financial position.

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


RESULTS OF OPERATIONS

Net Income
- ----------
"Net income" for the second quarter of 1996 was a record $190.6 million, $10.3 million, or 6 percent, above 1995's second-quarter earnings of $180.3 million. "Net income" for the six months ended June 30, 1996, was also a record $353.7 million, a $20.1 million, or 6 percent, increase over the first half of 1995. Increased "Income from railway operations," up 6 percent for the second quarter and 5 percent for the first six months, and a lower effective income tax rate (see "Income Taxes") were responsible for the improvements.

Railway Operating Revenues
- --------------------------
Second-quarter "Railway operating revenues" were a record $1.04 billion, a
$21.6 million, or 2 percent, increase over the same period last year.
"Railway operating revenues" for the first six months were $2.05 billion, up $39.1 million, or 2 percent, compared with the same period last year.
The increases in operating revenues were due to:

                                 Second Quarter      First Six Months
                                  1996 vs. 1995        1996 vs. 1995
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $  16.6               $  --
     Revenue per unit                   5.0                  39.1
                                    -------               -------
                                    $  21.6               $  39.1
                                    =======               =======

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The principal revenue commodity groups were as follows (see Note 5 on page 8 for a discussion of revenue reclassifications):
                                             Revenues
                           -------------------------------------------
                              Second Quarter           Six Months
                             1996        1995       1996        1995
                           --------    --------   --------    --------
                                         ($ in millions)
Coal                       $  328.5    $  318.0   $  652.3    $  624.9

Paper/forest                  128.7       138.3      258.4       271.8
Chemicals                     138.9       134.0      279.3       274.6
Automotive                    133.7       118.8      252.0       238.5
Agriculture                    97.1        97.5      198.7       194.7
Metals/construction            94.7        90.1      178.8       176.7
                           --------    --------   --------    --------
   General merchandise        593.1       578.7    1,167.2     1,156.3

Intermodal                    116.4       119.7      235.2       234.4
                           --------    --------   --------    --------
   Total                   $1,038.0    $1,016.4   $2,054.7    $2,015.6
                           ========    ========   ========    ========

The principal revenue commodity carloads were as follows:
                                             Carloads
                           -------------------------------------------
                              Second Quarter           Six Months
                             1996        1995       1996        1995
                           --------    --------   --------    --------
                                         (in thousands)
Coal                          334.5       313.6      654.1       632.0

Paper/forest                  108.4       117.9      218.2       233.9
Chemicals                      91.4        92.0      186.9       187.3
Automotive                     95.8        87.7      179.6       174.4
Agriculture                    90.8        96.6      183.9       195.1
Metals/construction            97.7        97.7      181.5       187.7
                           --------    --------   --------    --------
   General merchandise        484.1       491.9      950.1       978.4

Intermodal                    323.2       317.3      642.4       624.2
                           --------    --------   --------    --------
   Total                    1,141.8     1,122.8    2,246.6     2,234.6
                           ========    ========   ========    ========

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
- ----
Second-quarter coal revenues were $10.5 million, or 3 percent, above second quarter 1995, and were $27.4 million, or 4 percent, higher for the first six months. Increased traffic volume was principally responsible for the improvements, as carloads were 7 percent and 3 percent ahead of last year's second quarter and first six months, respectively. Lower average revenue per car, largely the result of an increased proportion of utility traffic, offset some of the revenue increase generated by improved second-quarter traffic volume. Domestic utility coal led the volume gains, as customers rebuilt depleted stockpiles. Second-quarter export and industrial coal traffic volumes were also strong, continuing the first quarter's favorable trend.

Additional gains in domestic utility coal traffic are expected in the second half of 1996, as customers continue to rebuild stockpiles and demand increases during the customary peak electricity-generating months of July and August. NS Rail's export coal volume is projected to fluctuate in the coming months, but is expected to trend upward overall for the remainder of the year.

General Merchandise
- -------------------
Second-quarter general merchandise revenues increased $14.4 million, or 2 percent, over last year and were $10.9 million, or 1 percent, above the first six months of 1995. Higher revenue yields in all five major merchandise commodity groups produced the improvements.

Automotive, which was the only commodity group also to report increased traffic volume, led the growth, climbing $14.9 million, or 13 percent, for the quarter and $13.5 million, or 6 percent, for the first six months. NS Rail's automotive revenues benefited from a combination of increased production at selected plants that produce popular cars and trucks, production at the GM assembly plant in Wentzville, Mo., which was down two years for retooling, and new BMW production at Greer, S.C. Automotive revenues for 1996 are expected to surpass 1995's levels, barring disruptions which could result from the expiration in September of the current labor contract between the Big Three automakers and the United Auto Workers' Union.

Revenues in the chemicals group were up $4.9 million, or 4 percent, for the quarter and $4.7 million, or 2 percent, for the first six months. Higher average revenues more than offset small declines in traffic volume for both the second quarter and first six months. Chemical revenues are expected to remain ahead of last year, benefiting from increasing demand. Revenues from metals/construction traffic were up $4.6 million, or 5 percent, for the quarter and $2.1 million, or 1 percent, for the first six months. Traffic volume, which was down
7 percent in the first quarter, began improving in the second quarter and is expected to continue to pick up in the third quarter as a result of higher overall construction activity and increased metals production,

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

including the new SDI steel mini-mill located on NS Rail's line in Butler, Ind. Revenues in the agriculture group were flat in the second quarter and were $4.0 million, or 2 percent, higher for the first six months. Higher average revenues due to longer hauls and a profitability improvement program more than offset volume declines in grain, soybeans and feed traffic for the first six months. Paper/forest revenues decreased $9.6 million, or 7 percent, for the quarter and were $13.4 million, or 5 percent, lower for the first six months. Declines in NS Rail's paper/forest traffic reflected the overall softness in the U.S. paper industry during the first half of the year. Some recovery in this market is projected for the second half of 1996, although revenues in this group are expected to continue to lag last year's performance.

Intermodal
- ----------
Second-quarter intermodal revenues declined $3.3 million, or 3 percent, compared with last year, but were $0.8 million higher for the first six months. Traffic volume was up 2 percent and 3 percent for the quarter and six months, respectively; however, these volume gains were more than offset by lower average revenue per unit. The decline in average revenues was largely due to a change in traffic mix from trailers to containers which have lower average revenues but generally produce higher margins. NS Rail's intermodal traffic is expected to continue the first half's positive growth trend into the third quarter.

Railway Operating Expenses
- --------------------------
"Railway operating expenses" increased $5.9 million, or 1 percent, in the second quarter of 1996, and $12.0 million, or 1 percent, for the first six months, compared with the same periods last year.

The largest increase was in "Diesel fuel," which was up $9.7 million, or 21 percent, for the quarter and $16.4 million, or 17 percent, for the first six months. The increases were primarily due to higher price per gallon, up 16 percent and 14 percent for the quarter and six months, respectively. The price of diesel fuel, which peaked in April of this year at the highest level since the Persian Gulf crisis in 1991, began to decline during the second quarter.

"Depreciation" increased $5.3 million, or 6 percent, for the quarter and $11.5 million, or 6 percent, for the first six months due to a combination of investment in additional depreciable assets and higher overall depreciation rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

"Casualties and other claims" were up $2.1 million, or 7 percent, in the second quarter and $4.6 million, or 8 percent, for the first six months. These increases were largely due to the effect of a $3.0 million favorable adjustment made to the personal injury reserve in June of 1995. Absent this adjustment, 1996's casualties and other claims expenses were comparable with last year, as increases in environmental-related accruals offset reductions in personal injury costs.

The largest decrease was in expenses for "Materials, services and rents" which were $4.1 million, or 3 percent, and $15.1 million, or 5 percent, below last year's second quarter and first six months, respectively. The reductions were primarily attributable to: (1) lower locomotive maintenance costs, largely resulting from the replacement of older locomotives with new units and (2) lower freight car maintenance costs, reflecting favorable results from ongoing programs both to reduce the number of cars in the fleet and to reengineer freight car maintenance practices. "Other" expense declined $1.8 million, or 4 percent, for the quarter and $2.1 million, or 3 percent, for the first six months. The favorable comparisons were due to relocation costs related to last year's shop closings which are reflected in 1995's expenses.

Other Income (Expense)
- ----------------------
"Interest income" was $1.2 million, or 13 percent, lower for the quarter but was $0.3 million higher for the six months. The second-quarter decline resulted from last year's $1.7 million of interest related to a settlement in June 1995 between the major railroads and the Internal Revenue Service regarding a Supplemental Annuity Tax (man-hour) issue.

"Other-net" was $7.2 million unfavorable for the quarter and $6.0 million unfavorable for the first six months. The unfavorable second-quarter comparison was primarily due to a combination of lower income from corporate-owned life insurance and the effect of favorable adjustments last year to interest expense on possible income tax deficiencies. These prior year adjustments were also principally responsible for the unfavorable year-to-date comparison.

Income Taxes
- ------------
The effective income tax rate for the second quarter was 35.5 percent, compared with second-quarter 1995's effective rate of 37.5 percent. For the first six months, the effective rate was 36.4 percent versus
37.7 percent for the first six months of 1995. The lower effective rate in 1996 results from favorable adjustments for settlement of federal income tax years 1990 through 1992 and reductions in state income tax accruals.

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                     June 30, 1996   December 31, 1995
                                    --------------   -----------------
                                           (Dollars in millions)
   Cash and short-term investments     $158.0              $230.0
   Debt to total capitalization          10.5%                9.6%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The decline in cash provided by operations, compared with the first six months of 1995, was primarily attributable to tax and interest payments made as a result of the federal income tax settlement in 1996 (see "Income Taxes"). The use of cash in accounts receivable was primarily attributable to higher freight receivables, commensurate with increased operating revenues.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $33 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 4). The increase in cash used for "Advances due from NS," in part, reflects higher amounts related to NS' stock purchase program compared with the first six months of 1995 (see
Note 3). "Investment purchases" consists primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflects borrowing on COLI. The increase in "Investments" in the Consolidated Balance Sheet at June 30, 1996, was principally due to higher unrealized holding gains on NS Rail's investments as a result of an increase in the price of NS stock. Carrying value adjustments are non-cash transactions and are not included in the Consolidated Statements of Cash Flows.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
- ------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

ENVIRONMENTAL MATTERS

During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS Rail, was responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Some of the bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the State of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and all other entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility; however, because the amount of liability, if any, that ultimately may be assessed against NS Rail or AGS cannot be estimated reliably at this time, the materiality of such amount to NS Rail's financial position, results of operation or liquidity in a particular quarter or year cannot be evaluated.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


Item 4. Submission of Matters to a Vote of Security Holders
- ------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 28, 1996, at which meeting two directors were elected to the class whose term will expire in 1999, and two directors were elected to the class whose term will expire in 1997.

        The four nominees for directors, who were uncontested, were elected by the following vote:

                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     D. Henry Watts           17,609,021 votes          8,902 votes

     Henry C. Wolf            17,609,421 votes          8,502 votes


                               ONE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     James C. Bishop, Jr.     17,609,361 votes          8,562 votes

     L. I. Prillaman          17,609,481 votes          8,442 votes


Item 6. Exhibits and Reports on Form 8-K
- ------  --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended June 30, 1996.

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




Date:    August 9, 1996        /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:    August 9, 1996        /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
- -----------  -----------------------------------------     -----------

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for purposes
             of Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange Act
             of 1934).                                          20