Form 10-Q
period 1996-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1996-11-13
CIK 92275

PAGE ONE

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1,546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                               53-6002016
----------------------------------------  -------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


        Three Commercial Place
          Norfolk, Virginia                         23510-2191
----------------------------------------  -------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code     (804) 629-2682
                                                   ----------------------

                                 No Change
-------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report.)


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

                Class                 Outstanding as of October 31, 1996
                -----                 ----------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----


                                                                   Page
                                                                   ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Nine Months Ended
                   September 30, 1996 and 1995                        3

                   Consolidated Balance Sheets
                   September 30, 1996, and December 31, 1995          4

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1996 and 1995      5

                   Notes to Consolidated Financial Statements      6-11

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  12-19

Part II. Other Information:

         Item 6.   Exhibits and Reports on Form 8-K                  20

Signatures                                                           21

Index to Exhibits                                                    22

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)


                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     1996      1995       1996      1995
                                   --------  --------   --------  --------
RAILWAY OPERATING REVENUES (Note 5):
 Coal                              $  327.5  $  325.7   $  979.8  $  950.6
 Merchandise                          570.3     553.7    1,737.5   1,710.0
 Intermodal                           122.3     116.6      357.5     351.0
                                   --------  --------   --------  --------
     Railway operating revenues     1,020.1     996.0    3,074.8   3,011.6
                                   --------  --------   --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits            341.3     359.7    1,069.9   1,091.6
 Materials, services and rents        156.1     148.1      468.9     476.0
 Depreciation                         101.0      96.9      300.5     284.9
 Diesel fuel                           53.7      45.2      165.8     140.9
 Casualties and other claims           28.2      30.5       93.8      91.5
 Other                                 39.5      37.7      113.8     114.1
                                   --------  --------   --------  --------
     Railway operating expenses       719.8     718.1    2,212.7   2,199.0
                                   --------  --------   --------  --------
     Income from railway operations   300.3     277.9      862.1     812.6

Other income (expense):
 Interest income                        6.5       9.5       22.7      25.4
 Interest expense on debt              (8.3)     (8.7)     (25.3)    (24.9)
 Other - net                            3.1       2.7       (1.5)      4.1
                                   --------  --------   --------  --------
     Other income (expense)             1.3       3.5       (4.1)      4.6
                                   --------  --------   --------  --------
     Income before income taxes       301.6     281.4      858.0     817.2

Provision for income taxes             92.8      87.5      295.5     289.7
                                   --------  --------   --------  --------
     NET INCOME                    $  208.8  $  193.9   $  562.5  $  527.5
                                   ========  ========   ========  ========




See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)
                                               September 30,  December 31,
                                                   1996           1995
                                              --------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $   166.9      $    49.3
 Short-term investments                             122.6          180.7
 Accounts receivable - net                          593.0          542.1
 Materials and supplies                              55.9           59.8
 Deferred income taxes                              106.0           98.8
 Other current assets                                93.7           92.1
                                                ---------      ---------
     Total current assets                         1,138.1        1,022.8

Due from NS - net (Note 3)                           46.9          186.8
Investments                                         898.2          771.0
Properties less accumulated depreciation          8,938.8        8,750.4
Other assets                                         19.6           21.3
                                                ---------      ---------
     TOTAL ASSETS                               $11,041.6      $10,752.3
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   568.3          567.2
 Income and other taxes                             170.7          179.4
 Other current liabilities                          115.4          124.3
 Current maturities of long-term debt (Note 4)       77.1           79.7
                                                ---------      ---------
     Total current liabilities                      958.7          977.8

Long-term debt (Note 4)                             554.5          494.7
Other liabilities                                   887.5          870.8
Minority interests                                    2.2            2.3

Deferred income taxes (Note 3)                    2,856.8        2,761.3
                                                ---------      ---------
     TOTAL LIABILITIES                            5,259.7        5,106.9
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      525.5          525.5
 Unrealized gain on marketable securities           413.2          337.3
 Retained income                                  4,621.7        4,561.1
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   5,781.9        5,645.4
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,041.6      $10,752.3
                                                =========      =========

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 562.5      $ 527.5
 Reconciliation of net income to net cash
   provided by operating activities:
     Special charge payments                           (12.6)        (9.6)
     Depreciation                                      301.4        285.5
     Deferred income taxes                              41.0         23.6
     Nonoperating gains on property sales              (11.2)        (6.1)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                           (50.9)       (10.1)
         Materials and supplies                          3.9         (2.2)
         Other current assets                           28.7         33.2
         Current liabilities other than debt            (5.5)        79.9
         Other - net                                    49.2         41.7
                                                     -------      -------
           Net cash provided by operating activities   906.5        963.4

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (462.0)      (478.2)
 Property sales and other transactions                  60.3         62.4
 Investment purchases                                  (54.9)       (53.0)
 Investment sales and other transactions                14.7         18.7
 Advances due from NS                                 (211.6)      (247.5)
 Short-term investments - net                           56.2         28.3
                                                     -------      -------
           Net cash used for investing activities     (597.3)      (669.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                            (150.3)      (219.3)
 Proceeds from long-term borrowings (Note 4)             9.6          7.6
 Debt repayments                                       (50.9)       (58.0)
                                                     -------      -------
           Net cash used for financing activities     (191.6)      (269.7)
                                                     -------      -------
           Net increase in cash and cash equivalents   117.6         24.4

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   49.3         33.8
                                                     -------      -------
 At end of period                                    $ 166.9      $  58.2
                                                     =======      =======
--------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  52.0      $  37.8
   Income taxes                                      $ 267.1      $ 207.0

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

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

   NON-CASH DIVIDEND
   -----------------
   In September 1996, NS Rail declared and issued to NS a non-cash dividend of $351.5 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


3. Related Parties (continued)

   INTERCOMPANY ACCOUNTS
   ---------------------
                               September 30, 1996     December 31, 1995
                               ------------------    -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
   Due from NS:
     Advances                  $ 276.5     2.1%      $ 407.1     3.4%

   Due to NS:
     Notes and advances          229.6     6.1%        220.3     6.6%
                               -------               -------
           Due from NS - net   $  46.9               $ 186.8
                               =======               =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At September 30, 1996, and December 31, 1995, NS Rail had intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $292.6 million and $254.7 million, respectively.

   CASH REQUIRED FOR NS STOCK PURCHASE PROGRAM AND NS DEBT
   -------------------------------------------------------
   In January 1996, the NS Board of Directors authorized the purchase and retirement of up to 30 million shares of NS Common Stock. NS completed its purchases (45 million shares) under a 1989 authorization on March 8, 1996, and completed in 1989 an initial program for 20 million shares which began in 1987. Purchases under the programs have been made with internally generated cash and through issuances of debt by NS. Since the first purchases in December 1987 through September 30, 1996, NS has purchased and retired 68,416,000 shares of its common stock at a cost of $3.2 billion (see also Note 8).

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


4. Capital Lease Obligations

   During the first nine months of 1996 and 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates between 6.20 percent and 6.75 percent for those entered into in 1996, and between 8.23 percent and
   8.60 percent for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy. NS Rail's use of interest rate swaps has been limited to those discussed above.

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


6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------  ------------------
                                    1996      1995      1996      1995
                                  --------  --------  --------  --------
                                                (Unaudited)

     Railway operating revenues    $ 471.6  $ 469.7  $1,455.6  $1,435.1
     Railway operating expenses      332.7    354.5   1,040.0   1,080.0
                                   -------  -------  --------  --------
           Income from operations    138.9    115.2     415.6     355.1

     Other - net                      14.3     10.7      37.2      27.7
                                   -------  -------  --------  --------
           Income before
             income taxes            153.2    125.9     452.8     382.8

     Provision for income taxes       49.5     36.9     158.3     133.3
                                   -------  -------  --------  --------
           Net income              $ 103.7  $  89.0  $  294.5  $  249.5
                                   =======  =======  ========  ========

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------

                                           September 30,  December 31,
                                               1996           1995
                                           -------------  ------------
                                                   (Unaudited)
   Assets
     Current assets                          $  354.3       $  298.3
     Noncurrent assets                        5,527.2        4,778.2
                                             --------       --------
        Total assets                         $5,881.5       $5,076.5
                                             ========       ========
   Liabilities and stockholder's equity
     Current liabilities                     $  222.8       $  246.2
     Noncurrent liabilities                   1,812.9        1,603.9
     Stockholder's equity                     3,845.8        3,226.4
                                             --------       --------
        Total liabilities and
          stockholder's equity               $5,881.5       $5,076.5
                                             ========       ========

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


6. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   On August 1, 1996, NS Rail transferred 5,294,931 shares of NS stock to NW as a contribution to capital. The transfer was recorded at historical cost, and in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized appreciation was recognized which increased "Noncurrent assets" $478.2 million, "Noncurrent liabilities" $167.4 million, and "Stockholder's equity"
   $310.8 million.

7. Lease Commitments

   On July 29, 1996, implementation of the Lease Extension Agreement between NS Rail and North Carolina Railroad Company (NCRR) was enjoined by a federal court, which ruled that a quorum of private stockholders was not present at the NCRR stockholders' meeting at which the Agreement was approved. In light of the Federal Court's injunction of NCRR from entering into the lease extension agreement which had been negotiated between NCRR and NS Rail, NCRR has elected to file, against NS Rail and affiliated companies, a lawsuit in state court to resolve contractual and environmental issues and an action in the Surface Transportation Board (STB) to determine appropriate compensation for NS Rail's continued use of the line. Pending resolution of the STB proceedings, NS Rail will continue to discharge its common carrier obligations by operating over the lines of NCRR. Final resolution of these matters is not expected to have a material effect on NS Rail's consolidated financial position or results of operations.

8. Subsequent Events

   PROPOSED ACQUISITION OF CONRAIL INC. BY NS
   ------------------------------------------
   On October 23, 1996, NS announced its intention to commence an all-cash tender offer for Conrail Inc., a Pennsylvania corporation (Conrail). On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase all outstanding shares of (i) common stock, par value $1.00 per share, and (ii) Series A ESOP Convertible Junior Preferred Stock, without par value (collectively, the Shares), of Conrail including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per share, net to the seller in cash, without interest, or approximately $9.1 billion in the aggregate. NS intends ultimately to effect a merger in which all remaining Conrail shareholders also will receive the same cash price paid in the tender offer. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)


8. Subsequent Events (continued)

   PROPOSED ACQUISITION OF CONRAIL INC. BY NS (continued)
   ------------------------------------------
   regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 cash per share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. Based on the October 15, 1996, closing price of CSX common stock in NYSE composite trading (the Closing Price), the aggregate value of the CSX transaction was approximately $8.1 billion. On November 5, 1996, Conrail's Board of Directors unanimously reaffirmed its conclusion that the merger with CSX is in Conrail's best interest and rejected NS' offer. On November 6, 1996, CSX and Conrail announced that they had amended the terms of their merger agreement. Under the revised terms, CSX raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain Conrail stockholders would receive shares of CSX common stock - an offer valued at approximately $8.4 billion in the aggregate based on the November 6, 1996, Closing Price of CSX common stock. On November 8, 1996, NS announced that it had increased to $110 per share, or approximately $10.0 billion in the aggregate, its all-cash offer. On November 13, Conrail reaffirmed its commitment to the merger with CSX and recommended that its stockholders not tender into the increased NS offer.

   NS' tender offer is conditioned upon, among other things, the receipt by NS of an informal written opinion from the staff of the STB that the use of the voting trust is consistent with the policies of the STB, NS having obtained sufficient financing for the tender offer and subsequent merger, the valid tender of a majority of Conrail's shares on a fully diluted basis, Subchapter 25F of Pennsylvania's Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. The full terms and conditions of the tender offer and certain other disclosures, to all of which the foregoing summary is subject, are set forth in documents filed on October 24 and November 8 with the Securities and Exchange Commission.


   NS' STOCK PURCHASE PROGRAM
   --------------------------
   On October 23, 1996, NS announced that the share purchase program authorized by the Board of Directors in January 1996 had been suspended.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the third quarter of 1996 was a record $208.8 million, up $14.9 million, or 8 percent, compared with $193.9 million in last year's third quarter. "Net income" for the nine months ended
September 30, 1996, was a record $562.5 million, a $35.0 million, or 7 percent, increase. Increased "Income from railway operations," up
8 percent for the third quarter and 6 percent for the first nine months, was principally responsible for both improvements. A lower effective income tax rate (see "Income Taxes") also contributed to the year-to-date improvement.

Railway Operating Revenues
--------------------------
Third-quarter "Railway operating revenues" were a record $1.02 billion, a $24.1 million, or 2 percent, increase over the same period last year.
"Railway operating revenues" for the first nine months were
$3.07 billion, also a record, up $63.2 million, or 2 percent, compared with the same period last year.  The increases in operating revenues were due to:
                                  Third Quarter      First Nine Months
                                  1996 vs. 1995        1996 vs. 1995
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $ 40.6                $ 40.5
     Revenue per unit                (16.5)                 22.7
                                    ------                ------
                                    $ 24.1                $ 63.2
                                    ======                ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Revenues and carloads for the commodity groups were as follows (see
Note 5 on page 8 for a discussion of revenue reclassifications):
                                             Revenues
                           -------------------------------------------
                               Third Quarter         Nine Months
                             1996        1995       1996      1995
                           ---------   ---------  ---------  ---------
                                        ($ in millions)
Coal                       $  327.5    $  325.7   $  979.8   $  950.6

Chemicals                     140.0       127.9      419.3      402.5
Paper/forest                  130.1       137.3      388.5      409.1
Automotive                    112.2        99.1      364.2      337.6
Agriculture                    94.4        98.7      293.1      293.4
Metals/construction            93.6        90.7      272.4      267.4
                           --------    --------   --------   --------
   General merchandise        570.3       553.7    1,737.5    1,710.0

Intermodal                    122.3       116.6      357.5      351.0
                           --------    --------   --------   --------
   Total                   $1,020.1    $  996.0   $3,074.8   $3,011.6
                           ========    ========   ========   ========

                                             Carloads
                           -------------------------------------------
                               Third Quarter         Nine Months
                             1996        1995       1996      1995
                           ---------   ---------  ---------  ---------
                                          (in thousands)
Coal                          333.4       319.9      987.5      951.9

Chemicals                      95.6        87.5      282.5      274.8
Paper/forest                  111.6       116.0      329.8      349.9
Automotive                     83.5        70.9      263.1      245.3
Agriculture                    91.6        96.9      275.5      292.0
Metals/construction            96.3        95.5      277.8      283.2
                           --------    --------   --------   --------
   General merchandise        478.6       466.8    1,428.7    1,445.2

Intermodal                    334.1       313.9      976.5      938.1
                           --------    --------   --------   --------
   Total                    1,146.1     1,100.6    3,392.7    3,335.2
                           ========    ========   ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Coal
----
Third-quarter coal revenues were $1.8 million, or 1 percent, above third-quarter 1995, and were $29.2 million, or 3 percent, higher for the first nine months. Increased traffic volume was responsible for these improvements, as carloads were 4 percent ahead of both last year's third quarter and first nine months. Lower average revenue per car, largely the result of an increased proportion of utility traffic, offset most of the revenue increase generated by the improved third-quarter traffic volume. Domestic utility coal led the volume gains, a result of downtime at certain nuclear power plants and increased generation at several NS Rail-served utilities. Third-quarter export coal traffic volumes declined compared with a strong third quarter last year, partly due to vessel timing.

Domestic utility coal traffic is projected to remain strong in the fourth quarter due to expected continued downtime at nuclear power plants and increased winter demand. Fourth-quarter export coal volume is expected to benefit as the vessel timing, which unfavorably affected the third quarter, reverses in the fourth quarter.

General Merchandise
-------------------
Third-quarter general merchandise revenues increased $16.6 million, or 3 percent, over last year, and were $27.5 million, or 2 percent, above the first nine months of 1995. Increased automotive and chemicals traffic volume was principally responsible for both improvements.

Automotive led the growth, climbing $13.1 million, or 13 percent, for the quarter, and $26.6 million, or 8 percent, for the first nine months. NS Rail's automotive revenues continued to benefit from a combination of increased production at selected plants that produce popular cars and trucks; production at the GM assembly plant in Wentzville, Mo., which was down two years for retooling; and BMW production at the new
Greer, S.C., plant. Fourth-quarter automotive revenues are expected to continue to benefit from these factors.

Revenues in the chemicals group were up $12.1 million, or 9 percent, for the quarter, and $16.8 million, or 4 percent, for the first nine months, largely a result of increased traffic volume in fertilizers and plastics. Chemical revenues are expected to remain ahead of last year, benefiting from increased demand.

Revenues from metals/construction traffic were up $2.9 million, or 3 percent, for the quarter, and $5.0 million, or 2 percent, for the first nine months. Higher average revenue per car was principally responsible for the improvements in both periods.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


Paper/forest revenues decreased $7.2 million, or 5 percent, for the quarter, and were $20.6 million, or 5 percent, lower for the first nine months. Declines in NS Rail's paper/forest traffic continue to reflect the overall softness in the U.S. paper industry.

Revenues in the agriculture group were down $4.3 million, or 4 percent, in the third quarter, and were roughly flat for the first nine months. The third-quarter decline was the result of lower traffic volume due to very low supplies of grain following last year's poor harvest. Fourth-quarter agriculture revenues are projected to be ahead of last year, a result of an improvement in this year's harvest.

Intermodal
----------
Third-quarter intermodal revenues increased $5.7 million, or 5 percent, compared with last year, and were $6.5 million, or 2 percent, higher for the first nine months. Traffic volume was up 6 percent and 4 percent for the quarter and nine months, respectively, due to the continued conversion of domestic freight from trailers to efficient double-stack containers. NS Rail's intermodal traffic is expected to continue this positive growth trend in the fourth quarter.

Railway Operating Expenses
--------------------------
"Railway operating expenses" increased $1.7 million in the third quarter of 1996, and $13.7 million, or 1 percent, for the first nine months, compared with the same periods last year.

The largest increase was in "Diesel fuel," which was up $8.5 million, or 19 percent, for the quarter, and $24.9 million, or 18 percent, for the first nine months. The increases were primarily due to increased price per gallon, up 15 percent and 14 percent for the quarter and nine months, respectively.

"Materials, services and rents" increased $8.0 million, or 5 percent, for the third quarter, but decreased $7.1 million, or 1 percent, for the first nine months. The third-quarter increase was primarily due to higher equipment rents related largely to growth in intermodal traffic and the absence of rental income on locomotives leased to UP in 1995. Hurricane Fran, which disrupted some operations during September, also contributed to the increase. The decrease for the first nine months was principally the result of lower locomotive and freight car maintenance costs.

"Depreciation" increased $4.1 million, or 4 percent, for the quarter, and $15.6 million, or 5 percent, for the first nine months due to additional investment in depreciable assets.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


The largest decrease was in "Compensation and benefits," which was $18.4 million, or 5 percent, and $21.7 million, or 2 percent, below last year's third quarter and first nine months, respectively. The reductions were primarily attributable to lower fringe benefit costs, principally medical benefits, and an adjustment to capitalized labor costs, chiefly associated with wages payable in connection with the recently ratified labor agreements. "Compensation and benefits" also continues to reflect the positive effects of last year's early retirement program and reduced employment.

"Casualties and other claims" decreased $2.3 million, or 8 percent, in the third quarter, but increased $2.3 million, or 3 percent, for the first nine months. The third-quarter decrease was largely the result of a nonrecurring liability insurance refund somewhat offset by higher accruals for environmental remediation. The year-to-date increase was due to the higher environmental expenses, which more than offset the insurance refund and favorable personal injury experience.

Other Income (Expense)
----------------------
"Interest income" was $3.0 million, or 32 percent, lower for the quarter, and $2.7 million, or 11 percent, lower for the first nine months. The declines were due to a combination of lower interest rates and lower invested balances in 1996.

"Other-net" increased $0.4 million for the quarter, but decreased
$5.6 million for the first nine months. The unfavorable year-to-date comparison was largely the result of favorable adjustments last year to interest expense on possible tax deficiencies.

Income Taxes
------------
The effective income tax rate for the third quarter was 30.8 percent, compared with third-quarter 1995's effective rate of 31.1 percent. Both years reflect favorable adjustments related to the filing of the prior year's tax return. For the first nine months, the effective rate was
34.4 percent versus 35.5 percent for 1995. The lower effective rate in 1996 resulted from favorable adjustments for settlement of federal income tax years 1990 through 1992 and continued benefits from
Section 29 income tax credits attributable to investments in certain gas properties.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


FINANCIAL CONDITION AND LIQUIDITY
                                        September 30,  December 31,
                                            1996          1995
                                        ------------   -----------
                                           (Dollars in millions)
   Cash and short-term investments        $289.5        $230.0
   Debt to total capitalization             10.2%          9.6%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The decline in cash provided by operations, compared with the first nine months of 1995, was attributable to tax and interest payments made as a result of the federal income tax settlement in 1996 (see "Income Taxes") and an increase in accounts receivable of $50.9 million.

CASH USED FOR INVESTING ACTIVITIES was affected principally by capital spending for property additions, which included $33 million and $30 million in 1996 and 1995, respectively, related to locomotives under capital leases (see Note 4). "Investment purchases" consisted primarily of premium payments related to corporate-owned life insurance (COLI), while "Investment sales and other transactions" principally reflected borrowing on COLI. The increase in "Investments" in the Consolidated Balance Sheet at September 30, 1996, was principally due to higher unrealized gains on NS Rail's investments in NS stock. Carrying value adjustments are non-cash transactions and are not included in the Consolidated Statements of Cash Flows. The decrease in "Advances due from NS," compared with last year, was the result of NS receiving proceeds during the third quarter from its issuance of $200 million of medium-term notes.

CASH USED FOR FINANCING ACTIVITIES comprised "Dividends," "Proceeds from long-term borrowings," which represented amounts received in connection with capital lease transactions (see Note 4), and "Debt repayments."
The decrease in "Dividends," compared to last year, was the result of the declaration in the third quarter of 1996 of a non-cash dividend (see
Note 3).


NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


On October 10, 1996, the AICPA issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which is effective for fiscal years beginning after December 15, 1996. SOP 96-1 provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. The impact to NS Rail of adopting SOP 96-1 is not expected to have a material effect on the Corporation's financial position or results of operations.


ENVIRONMENTAL MATTERS

During 1995, the EPA alleged that The Alabama Great Southern Railroad Company ("AGS"), a subsidiary of NS Rail, was responsible, along with several other entities believed to be financially solvent, for past and future cleanup and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, Louisiana. The site was owned by the parent of an AGS predecessor from 1882 until 1902. Some of the bridge timbers used in the 1882 construction of the predecessor's bridge across Lake Pontchartrain were treated at the site. The United States and the State of Louisiana filed suit to recover all costs incurred (estimated in the complaint at around $100 million) and unspecified amounts to be incurred. Defendants in that suit include AGS and all other entities the EPA earlier identified as potentially responsible parties. AGS believes it never owned, operated or had any other culpable connection to the site and denies responsibility. AGS has now entered into settlement negotiations with the Justice Department in an effort to avoid litigation costs. At this juncture, a settlement with the Justice Department and Louisiana is expected to be at a level immaterial to NS Rail's financial statements.


PROPOSED ACQUISITION OF CONRAIL INC. BY NS

On October 23, 1996, NS announced its intention to commence an all-cash tender offer for Conrail Inc., a Pennsylvania corporation (Conrail). On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase all outstanding shares of (i) common stock, par value $1.00 per share, and
(ii) Series A ESOP Convertible Junior Preferred Stock, without par value (collectively, the Shares), of Conrail including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per share, net to the seller in cash, without interest, or approximately $9.1 billion in the aggregate. NS intends ultimately to effect a merger in which all remaining Conrail shareholders also will receive the same cash price paid in the tender offer. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 cash per share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. Based on the October 15, 1996, closing price of CSX common stock in NYSE composite

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------


trading (the Closing Price), the aggregate value of the CSX transaction was approximately $8.1 billion. On November 5, 1996, Conrail's Board of Directors unanimously reaffirmed its conclusion that the merger with CSX is in Conrail's best interest and rejected NS' offer. On November 6, 1996, CSX and Conrail announced that they had amended the terms of their merger agreement. Under the revised terms, CSX raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain Conrail stockholders would receive shares of CSX common stock - an offer valued at approximately $8.4 billion in the aggregate based on the November 6, 1996, Closing Price of CSX common stock. On November 8, 1996, NS announced that it had increased to $110 per share, or approximately $10.0 billion in the aggregate, its all-cash offer. On November 13, Conrail reaffirmed its commitment to the merger with CSX and recommended that its stockholders not tender into the increased NS offer.

NS' tender offer is conditioned upon, among other things, the receipt by NS of an informal written opinion from the staff of the STB that the use of the voting trust is consistent with the policies of the STB, NS having obtained sufficient financing for the tender offer and subsequent merger, the valid tender of a majority of Conrail's shares on a fully diluted basis, Subchapter 25F of Pennsylvania's Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. The full terms and conditions of the tender offer and certain other disclosures, to all of which the foregoing summary is subject, are set forth in documents filed on October 24 and November 8 with the Securities and Exchange Commission.

NS expects future cash flows of the merged entity to be sufficient to service and retire the acquisition and related debt.

The STB has 15 months after accepting NS' application to acquire control of Conrail to decide whether or not to approve the application or impose conditions. If the STB does not approve or if NS deems the conditions imposed by the STB too onerous, NS would have the right to and could be required to sell all Conrail shares held in the voting trust. Such a disposition could result in a significant loss in and over the period of disposition.


NS' STOCK PURCHASE PROGRAM

On October 23, 1996, NS announced that the share purchase program authorized by the Board of Directors in January 1996 had been suspended.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the three months ended September 30, 1996.

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




Date:  November 13, 1996       /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:  November 13, 1996       /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------


Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule (This exhibit is
             required to be submitted electronically
             pursuant to the rules and regulations of
             the Securities and Exchange Commission
             and shall not be deemed filed for purposes
             of Section 11 of the Securities Act of 1933
             or Section 18 of the Securities Exchange
             Act of 1934).                                      23