Form 10-K405
period 1996-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1997-03-26
CIK 92275

PAGE 1
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                       ------------------------
                             FORM 10-K405
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or l5(d) of THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996.
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   ------------    ------------

        Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2

                   NORFOLK SOUTHERN RAILWAY COMPANY
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                  Virginia                               53-6002016
--------------------------------------------------   -------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
              or organization)                       Identification No.)

    Three Commercial Place, Norfolk, Virginia             23510-2191
--------------------------------------------------   -------------------
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (757) 629-2682
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by
nonaffiliates as of February 28, 1997:  $37,958,415

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1997:  16,668,997


                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 15, 1997) to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                            TABLE OF CONTENTS

        Item                                                 Page
        ----                                                 ----

Part I    1.   Business                                         4

          2.   Properties                                       4

          3.   Legal Proceedings                               17

          4.   Submission of Matters to a Vote of Security
                 Holders                                       17

               Executive Officers of the Registrant            18


Part II   5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                   24

          6.   Selected Financial Data                         25

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    26

          8.   Financial Statements and Supplementary Data     39

          9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure        66


Part III 10.   Directors and Executive Officers of the
                 Registrant                                    66

         11.   Executive Compensation                          66

         12.   Security Ownership of Certain Beneficial
                 Owners and Management                         66

         13.   Certain Relationships and Related
                 Transactions                                  66


Part IV  14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                           67


               Index to Consolidated Financial Statement
                 Schedule                                      67

Power of Attorney                                              70

Signatures                                                     70

Exhibit Index                                                  74

                                 PART I


Item 1.   Business.
------    --------

          and

Item 2.   Properties.
------    ----------

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

          There remain issued and outstanding as of December 31, 1996, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange.

          PROPOSED ACQUISITION OF CONRAIL BY NS - On October 24, 1996, in response to the October 15, 1996, announcement that Conrail Inc. (Conrail) had entered into a merger agreement with CSX Corporation, NS commenced an all-cash tender offer for all the Common Stock and Series A ESOP Convertible Junior Preferred Stock of Conrail (collectively, Shares), including in each case the associated Common Stock Purchase Rights. See Note 16 to the Consolidated Financial Statements on page 61 for additional details.

          On February 11, 1997, NS acquired 8.2 million Shares of Conrail stock (approximately 9.9 percent of the then outstanding Conrail Common Stock), representing the approximate maximum number NS could buy without triggering Conrail's anti-takeover defenses, at a cost of $115 per Share, or $943 million in the aggregate. The purchase was financed through issuance of commercial paper backed by a portion of the revolving debt capacity under the credit facility obtained in connection with the proposed acquisition of Conrail.
These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss.

          On February 12, 1997, NS commenced a second tender offer for the remaining Conrail Shares and has notified Conrail of its intention to conduct a proxy contest in connection with Conrail's 1997 Annual Meeting of shareholders, currently scheduled for December 19, 1997, seeking, among other things, to remove certain of the current members of the Conrail Board and to elect a new slate of nominees designated by NS.

          Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.

          For additional information concerning NS' pending tender offer for Shares not owned by NS, reference is made to NS' Tender
Offer Statement on Schedule 14D-1, together with the exhibits thereto, initially filed with the Securities and Exchange Commission on February 12, 1997, as amended.

          PREFERRED STOCK PURCHASE PROGRAM - In June 1989, NS announced its intention to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. Since then, NS extended the stock purchase program through 1996. As of December 31, 1996, NS had purchased 176,608 shares of Series A Stock at a total cost of $6.7 million. Consequently, as of December 31, 1996, NS held 94.8 percent of the voting stock of Norfolk Southern Railway.

          OPERATIONS - As of December 31, 1996, NS Rail operated approximately 14,300 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and the Province of Ontario, Canada. Of this total, 12,094 miles are owned with the balance operated under lease or trackage rights; most of this total are main line track. In addition, it operates 10,800 miles of passing, industrial, yard and side tracks.

          NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately
330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both NS and the North Carolina Railroad Company (NCRR) and by the shareholders of NCRR, the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting, and enjoined the parties from performing under the extension agreement. NCRR has suits pending against NS and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases and at the STB to seek the establishment of terms and conditions of NS Rail's continued use, including interim and long-term compensation. Also, certain NCRR stockholders earlier had filed four separate, and still pending, derivative actions challenging the adequacy of the rental terms in the extension agreement. NS Rail is presently operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS Rail's consolidated financial statements.

          NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast and Midwest and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS Rail include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida. Gulf Coast ports served include: Mobile, Alabama, and New Orleans, Louisiana.

          NS Rail's lines reach most of the larger industrial and trading centers of the Southeast and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah and Jacksonville are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with the Florida East Coast Railway allows NS Rail to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky and southern West Virginia) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Maryland, to New Orleans (via Atlanta and Birmingham).

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          NS Rail and other railroads have entered into service interruption agreements, effective December 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS Rail were so affected, it could receive daily indemnities from non-affected parties; if parties other than NS Rail were affected, it could be required to pay indemnities to those parties. If NS Rail were required to pay the maximum amount of indemnities required of it under these agreements--an event considered unlikely at this time--such liability should not exceed approximately $85 million.

          OPERATING REVENUES - NS Rail's total railway operating
revenues were $4.1 billion in 1996.  Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:
                                 Year Ended December 31,
Principal Sources of -------------------------------------------------
Railway Operating
Revenues              1996      1995      1994      1993      1992
--------------------  ----      ----      ----      ----      ----
             (Revenues in millions, shipments in thousands,
                 revenue yield in dollars per shipments)
COAL
  Revenues          $1,304.7  $1,267.8  $1,290.2  $1,239.2  $1,324.1
   % of total
    revenues           31.8%     31.6%     32.9%     33.3%     35.7%
  Shipments          1,309.6   1,266.8   1,274.2   1,208.7   1,291.9
   % of total
    shipments          28.8%     28.5%     29.6%     30.0%     32.7%
  Revenue Yield     $    996  $  1,001  $  1,013  $  1,025  $  1,025

CHEMICALS
  Revenues          $  555.9  $  536.5  $  534.7  $  499.0  $  498.9
   % of total
    revenues           13.6%     13.4%     13.7%     13.4%     13.4%
  Shipments            378.6     368.3     370.7     341.6     327.4
   % of total
    shipments           8.3%      8.3%      8.6%      8.5%      8.3%
  Revenue Yield     $  1,468  $  1,457  $  1,442  $  1,461  $  1,524

PAPER/FOREST
  Revenues          $  513.0  $  537.3  $  521.8  $  522.2  $  517.2
   % of total
    revenues           12.5%     13.4%     13.3%     14.0%     13.9%
  Shipments            438.2     459.1     464.2     466.3     465.4
   % of total
    shipments           9.6%     10.3%     10.8%     11.6%     11.8%
  Revenue Yield     $  1,171  $  1,170  $  1,124  $  1,120  $  1,111

AUTOMOTIVE
  Revenues          $  488.7  $  449.1  $  429.0  $  425.8  $  391.6
   % of total
    revenues           11.9%     11.2%     11.0%     11.4%     10.6%
  Shipments            354.3     328.4     317.2     317.8     287.7
   % of total
    shipments           7.8%      7.4%      7.3%      7.9%      7.3%
  Revenue Yield     $  1,379  $  1,368  $  1,352  $  1,340  $  1,361

AGRICULTURE
  Revenues          $  393.3  $  393.7  $  379.5  $  357.0  $  344.4
   % of total
    revenues            9.6%      9.8%      9.7%      9.6%      9.3%
  Shipments            376.3     391.1     382.5     359.1     352.4
   % of total
    shipments           8.3%      8.8%      8.9%      8.9%      8.9%
  Revenue Yield     $  1,045  $  1,007  $    992  $    994  $    977

                                 Year Ended December 31,
Principal Sources of -------------------------------------------------
Railway Operating
Revenues              1996      1995      1994      1993      1992
--------------------  ----      ----      ----      ----      ----
             (Revenues in millions, shipments in thousands,
                 revenue yield in dollars per shipments)
METALS/CONSTRUCTION
  Revenues          $  358.0  $  353.1  $  334.2  $  310.9  $  289.4
   % of total
    revenues            8.7%      8.8%      8.5%      8.3%      7.8%
  Shipments            364.9     372.3     371.3     339.6     312.8
   % of total
    shipments           8.0%      8.3%      8.6%      8.4%      7.9%
  Revenue Yield     $    981  $    948  $    900  $    915  $    925

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues          $  487.4  $  474.3  $  428.7  $  373.5  $  343.5
   % of total
    revenues           11.9%     11.8%     10.9%     10.0%      9.3%
  Shipments          1,331.0   1,262.6   1,127.3     994.7     916.2
   % of total
    shipments          29.2%     28.4%     26.2%     24.7%     23.1%
  Revenue Yield     $    366  $    376  $    380  $    376  $    375
                    --------  --------  --------  --------  --------
Total Railway
   Operating
   Revenues         $4,101.0  $4,011.8  $3,918.1  $3,727.6  $3,709.1
Total Railway
   Shipments         4,552.9   4,448.6   4,307.4   4,027.8   3,953.8


Note: Revenues previously reported as "other railway revenues"
      (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads, intermodal rail and RoadRailer(RT) units.

          COAL TRAFFIC - Coal, coke and iron ore--most of which is bituminous coal--is NS Rail's principal commodity group. NS Rail originated 116.8 million tons of coal, coke and iron ore in 1996 and handled a total of 130.2 million tons. Originated tonnage increased 2 percent from 114.2 million tons in 1995, and total tons handled increased 4 percent from 125.1 million tons in 1995. Revenues from coal, coke and iron ore account for about 32 percent of NS Rail's total operating revenues.

          The following table shows total coal, coke and iron ore
tonnage originated on line, received from connections and handled for the past five years:
                    Tons of Coal, Coke and Iron Ore (Millions)
                    ------------------------------------------
                     1996     1995     1994     1993     1992
                     ----     ----     ----     ----     ----
     Originated      116.8    114.2    114.8    111.9    117.9
     Received         13.4     10.9     11.1      6.1      6.5
                     -----    -----    -----    -----    -----
     Handled         130.2    125.1    125.9    118.0    124.4

          Of the 116.8 million tons of coal, coke and iron ore
originated on NS Rail's lines in 1996, the approximate breakdown by origin state was as follows:
          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia              40.7
          Virginia                   35.4
          Kentucky                   26.8
          Alabama                     5.4
          Illinois                    5.1
          Tennessee                   1.8
          Indiana                     0.9
          Ohio                        0.5
          New York                    0.2
                                    -----
              Total                 116.8
                                    =====

          Of this originated coal, coke and iron ore, approximately
26.9 million tons moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 19.7 million tons moved to domestic and Canadian steel industries; 62.3 million tons of steam coal moved to electric utilities; and 7.9 million tons moved to other industrial and miscellaneous users.

          NS Rail moved 8.7 million tons of originated coal, coke and iron ore to various docks on the Ohio River and 3.6 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1996 was
41.7 million tons. Of this total, 71 percent moved through the pier facilities at Lamberts Point. In 1996, total tonnage handled at Lamberts Point, including coastwise traffic, was 29.5 million tons, a 2 percent increase from the 28.9 million tons handled in 1995.

          The quantities of NS Rail export coal handled through
Lamberts Point for the past five years were as follows:
                        Export Coal through Lamberts Point
                                (Millions of tons)
                    ------------------------------------------
                     1996     1995     1994     1993     1992
                     ----     ----     ----     ----     ----
       Originated    26.3     25.4     23.9     24.6     30.8
       Handled       26.4     25.5     24.1     24.9     31.2

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 26.

          MERCHANDISE RAIL TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings (Paper/Forest; Chemicals; Automotive; Agriculture; and Metals/Construction). Total NS Rail merchandise revenues in 1996 were $2.8 billion, a 2 percent increase over 1995. Merchandise carloads handled in 1996 were 3.24 million, compared with 3.18 million handled in 1995, an increase of 2 percent.

          In 1996, 106.2 million tons of merchandise freight, or approximately 68 percent of total rail merchandise tonnage handled by NS Rail, originated on line. The balance of NS Rail's merchandise traffic was received from connecting carriers (mostly railroads, with some truck, water and highway as well), usually at interterritorial gateways. The principal interchange points for NS Rail-served received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

          Revenues in four of the six market groups comprising merchandise traffic improved in 1996 over 1995. The biggest gains were in Automotive, up $39.6 million; Chemicals, up $19.4 million; and Intermodal, up $13.1 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 26.

          OPERATING STATISTICS - The following table sets forth
certain statistics relating to NS Rail's operations for the past five years:
                                   Year Ended December 31,
                         -------------------------------------------
                          1996     1995     1994     1993     1992
                         -------  -------  -------  -------  -------
Revenue ton miles
 (billions)                129.8    126.6    122.3    111.6    107.6
Freight train miles
 traveled (millions)        49.4     48.5     46.0     43.3     41.1
Revenue per ton mile     $0.0316  $0.0317  $0.0320  $0.0334  $0.0345
Revenue tons per train     2,625    2,611    2,655    2,577    2,618
Revenue ton miles
 per man-hour worked       2,764    2,679    2,579    2,304    2,184
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         71.6     73.5     73.2     75.3     75.0

          FREIGHT RATES - In 1996, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1996, NS Rail was found by the STB to be "revenue adequate" based on results for the year 1995. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

          The revenue adequacy measure is one of several factors considered by the STB when it is called upon to rule on the reasonableness of regulated rates.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS Rail's railroads' lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina. Former Amtrak operations between East St. Louis and Centralia, Illinois, were discontinued by Amtrak on November 3, 1993. Commuter trains continued operations on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia, providing for rental and for reimbursement of related expenses incurred by NS Rail. During 1993, a lease of the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois replaced an agreement under which NS Rail had provided commuter rail service for the Authority.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1996, NS Rail owned or
leased the following units of equipment:
                                Number of Units
                       -------------------------------     Capacity
                         Owned*     Leased      Total    of Equipment
                       ---------   --------   --------   ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        1,974          0       1,974     6,149,850
  Switching                 119          0         119       174,450
  Auxiliary units            65          0          65             0
                       --------     ------    --------   -----------
    Total locomotives     2,158          0       2,158     6,324,300
                       ========     ======    ========   ===========
Freight Cars:                                                (Tons)
  Hopper                 24,933         41      24,974     2,643,019
  Box                    19,976        428      20,404     1,584,306
  Covered Hopper         12,489      2,272      14,761     1,549,737
  Gondola                24,170        105      24,275     2,584,134
  Flat                    4,078        819       4,897       352,762
  Caboose                   231          0         231             0
  Other                   1,111          4       1,115        88,728
                       --------     ------    --------   -----------
    Total freight cars   86,988      3,669      90,657     8,802,686
                       ========     ======    ========   ===========
Other:
  Work equipment          6,959          5       6,964
  Vehicles                3,698          0       3,698
  Highway trailers
    and containers        2,348      3,181       5,529
  Miscellaneous           1,518      1,199       2,717
                       --------     ------    --------
    Total other          14,523      4,385      18,908
                       ========     ======    ========



* Includes equipment leased to outside parties and equipment subject to equipment trusts and capitalized leases.

          The following table indicates the number and year of purchase for locomotives and freight cars owned by NS Rail at December 31, 1996:
                                     Year Built
             ----------------------------------------------------------
                                            1986-  1980-  1979 &
             1996  1995  1994  1993  1992   1991   1985   Before  Total
             ----  ----  ----  ----  ----   ----   ----   ------  -----
Locomotives:
  Number of
    units     120   125    25    31    55    452     426     924   2,158
  Percent of
    fleet     5.6   5.8   1.2   1.4   2.6   21.0    19.7    42.7   100.0

Freight cars:
  Number of
    units     871   932   778   930   579  4,918  10,210  67,770  86,988
  Percent of
    fleet     1.0   1.1   0.9   1.1   0.7    5.7    11.7    77.8   100.0

          The average age of the freight car fleet at December 31, 1996, was 22.3 years. During 1996, 7,485 freight cars were retired. As of December 31, 1996, the average age of the locomotive fleet was
15.4 years. During 1996, 105 locomotives, the average age of which was 24.4 years, were retired. Since 1988, more than 23,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and over-age revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was substantially complete at the end of 1996.

                                    Annual Average Bad Order Ratio
                                   ---------------------------------
                                   1996   1995   1994   1993   1992
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        4.8%   5.8%   6.7%   7.3%   7.6%
    All Class I railroads          5.0*   6.0*   7.3    7.1    7.5

Locomotives:
    NS Rail                        4.5    4.7    4.7    4.3    4.4


* In 1996 and 1995, the industry bad order ratio was as of June 1.
  Prior years' industry ratios were based on a monthly average.

          TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,369 miles of track maintained as of December 31, 1996, 15,877 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1996 was as follows:
              Gross tons of
             freight carried
              per track mile       Track miles       Percent
                 (Millions)     of running tracks*   of total
              ----------------  -----------------    --------
                0-4                   4,837              30
                5-19                  4,682              29
                20 and over           6,529              41
                                     ------             ---
                                     16,048             100

                * Excludes trackage rights.

          The following table summarizes certain information about
track roadway additions and replacements during the past five years:
                               1996   1995   1994   1993   1992
                               ----   ----   ----   ----   ----
Track miles of rail installed   401    403    480    574    660
Miles of track surfaced       4,686  4,668  4,760  5,048  5,690
New crossties
  installed (millions)          1.9    2.0    1.7    1.6    1.9

          MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 6,960 radio path miles, 398 active stations and 5 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,762 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 230 miles are controlled by data radio from 14 microwave site locations) and 2,600 road miles are equipped for automatic block system operation.

          COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations to the central computer complex in Atlanta, Ga. Operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. Additionally, these facilities afford substantial capacity for, and are utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

          OTHER - NS Rail has extensive facilities for support of railroad operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

          ENCUMBRANCES - Certain rail equipment is subject to the prior lien of equipment financing obligations amounting to $589.9 million as of December 31, 1996, and $540.4 million as of December 31, 1995. In addition, a portion of NS Rail's properties is subject to liens securing as of December 31, 1996, and 1995, approximately $1.5 million and $27.5 million of mortgage debt, respectively.

          CAPITAL EXPENDITURES - Capital expenditures for road,
equipment and other property for the past five years were as follows:
                                     Capital Expenditures
                          ------------------------------------------
                           1996     1995     1994     1993     1992
                          ------   ------   ------   ------   ------
                                   (In millions of dollars)
  Railway property
    Road                  $428.4   $379.5   $382.3   $411.0   $425.1
    Equipment              325.6    332.6    235.0    218.1    187.8
  Other property            --        1.2     22.3      0.1      4.2
                          ------   ------   ------   ------   ------
  Total                   $754.0   $713.3   $639.6   $629.2   $617.1
                          ======   ======   ======   ======   ======

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 1997, NS Rail is planning
$781 million of capital spending. Looking further ahead, total capital spending is expected to be similar to 1995 and 1996 levels.
A substantial portion of future capital spending is expected to be funded through internally generated cash, although debt financing will continue as the primary funding source for equipment acquisitions.

          Acquisition by NS of all or part of Conrail (see page 4) could cause a change in the planned capital spending for NS Rail.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" in Part II,
Item 7, "Management's Discussion and Analysis," on page 26, and in
Note 16 to the Consolidated Financial Statements on page 61.

          EMPLOYEES - NS Rail employed an average of 23,361 employees in 1996, compared with an average of 24,488 in 1995 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per employee during 1996 was $46,423 in wages and $18,943 in employee benefits. Approximately
81 percent of these employees are represented by various labor organizations. As of the end of 1996, NS Rail had negotiated labor agreements with all of its unions, except the American Train Dispatchers, which represents about 200 employees. The accords with the 12 other union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the STB, which succeeded the ICC on January 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, is expected to continue under the STB. Thus it appears that additional rail business will be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

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

          NS Rail's primary competitor is the CSX system, both operate throughout much of the same territory. Other railroads also operate in parts of the territory. NS Rail also competes with motor carriers and water carriers, and with shippers who have the additional option of handling their own goods in private carriage. Consummation of the proposed merger agreement between Conrail and CSX (see page 4) could result in a serious imbalance in rail competition in the East--an outcome NS is resisting vigorously on a number of fronts and that the negotiations with CSX could prevent.

          Certain cooperative strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets. A subsidiary of NS, which is not part of NS Rail, entered into such a strategy with a Conrail subsidiary forming a partnership in 1993 which offered intermodal service using RoadRailer (Registered Trademark) equipment. NS Rail provides some of the rail line-haul for this partnership.


Item 3.   Legal Proceedings.
------    -----------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant.
------------------------------------
          Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1997, relating to these officers:

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

David R. Goode, 56,                Present position since September
  President and Chief               1992.  Also, Chairman, President
  Executive Officer                 and Chief Executive Officer of
                                    Norfolk Southern Corporation
                                    since September 1992, and prior
                                    thereto as President.  Served as
                                    Vice President of Norfolk
                                    Southern Railway from February to
                                    September 1992, and prior thereto
                                    was Vice President-
                                    Administration.

Paul N. Austin, 53,                Present position since June 1994.
 Vice President-Personnel           Also, Vice President-Personnel of
                                    Norfolk Southern Corporation
                                    since June 1994.  Served as
                                    Assistant Vice President-
                                    Personnel of Norfolk Southern
                                    Corporation from February 1993 to
                                    June 1994, and prior thereto was
                                    Director Compensation.

William B. Bales, 62,              Present position since October
  Vice President                    1995.  Also, Senior Vice
                                    President-International of
                                    Norfolk Southern Corporation
                                    since October 1995.  Served as
                                    Vice President-Coal Marketing of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation
                                    from August 1993 to October
                                    1995, and prior thereto was Vice
                                    President-Coal and Ore Traffic.

James C. Bishop, Jr., 60,          Present position since March 1,
  Vice President-Law                1996.  Also, Executive Vice
                                    President-Law of Norfolk
                                    Southern Corporation since
                                    March 1, 1996, and prior thereto
                                    was Vice President-Law.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

R. Alan Brogan, 56,                Present position since December
  Vice President-                   1992.  Also, Executive Vice
  Transportation Logistics          President-Transportation
                                    Logistics of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Vice
                                    President-Quality Management.

David A. Cox, 60,                  Present position since December
  Vice President-Properties         1995.  Also, Vice President-
                                    Properties of Norfolk Southern
                                    Corporation since December 1995,
                                    and prior thereto was Assistant
                                    Vice President-Industrial
                                    Development.

Thomas L. Finkbiner, 44,           Present position since August 1993.
  Vice President-Intermodal         Also, Vice President-Intermodal
                                    of Norfolk Southern Corporation
                                    since August 1993.  Served as
                                    Senior Assistant Vice President-
                                    International and Intermodal of
                                    Norfolk Southern Corporation
                                    from April to August 1993, and
                                    prior thereto was Assistant Vice
                                    President-International and
                                    Intermodal.

Robert C. Fort, 52,                Present position since December
  Vice President-                   1996.  Also, Vice President-
  Public Relations                  Public Relations of Norfolk
                                    Southern Corporation since
                                    December 1996, and prior thereto
                                    was Assistant Vice President-
                                    Public Relations.

John W. Fox, Jr., 49,              Present position since October
  Vice President-                   1995.  Also, Assistant Vice
  Coal Marketing                    President-Coal Marketing of
                                    Norfolk Southern Corporation
                                    from August 1993 to October
                                    1995, and prior thereto was
                                    General Manager Eastern Region.

Thomas J. Golian, 63,              Present position since October
  Vice President                    1995.  Also, Executive Assistant
                                    to the Chairman, President and
                                    CEO of Norfolk Southern
                                    Corporation from April 1993 to
                                    October 1995, and prior thereto
                                    was Special Assistant to the
                                    President.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

James A. Hixon, 43,                Present position since June 1993.
  Vice President-Taxation           Also, Vice President-Taxation of
                                    Norfolk Southern Corporation
                                    since June 1993, and prior
                                    thereto was Assistant Vice
                                    President-Tax Counsel.

Jon L. Manetta, 58,                Present position since December
  Vice President-                   1995.  Also, Vice President-
  Transportation & Mechanical       Transportation & Mechanical of
                                    Norfolk Southern Corporation
                                    since December 1995.  Served as
                                    Vice President-Transportation of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation
                                    from June 1994 to December 1995,
                                    Assistant Vice President-
                                    Transportation from October 1993
                                    to June 1994, Assistant Vice
                                    President-Strategic Planning
                                    from January to October 1993,
                                    and prior thereto was Director
                                    Joint Facilities and Budget.

Harold C. Mauney, Jr., 58,         Present position since December
  Vice President-Operations         1996.  Also, Vice President-
  Planning and Budget               Operations Planning and Budget
                                    of Norfolk Southern Corporation
                                    since December 1996, and prior
                                    thereto was Vice President-
                                    Quality Management.

Donald W. Mayberry, 53,            Present position since December
  Vice President-                   1995.  Also, Vice President-
  Research and Tests                Research and Tests of Norfolk
                                    Southern Corporation since
                                    December 1995, and prior thereto
                                    was Vice President-Mechanical.

James W. McClellan, 57,            Present position since October
  Vice President-                   1993.  Also, Vice President-
  Strategic Planning                Strategic Planning of Norfolk
                                    Southern Corporation since
                                    October 1993, and prior thereto
                                    was Assistant Vice President-
                                    Corporate Planning.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Kathryn B. McQuade, 40,            Present position since December
  Vice President-                   1992.  Also, Vice President-
  Internal Audit                    Internal Audit of Norfolk
                                    Southern Corporation since
                                    December 1992, and prior thereto
                                    was Director-Income Tax
                                    Administration.

Charles W. Moorman, 45,            Present position since October
  Vice President-                   1993. Also, Vice President-
  Information Technology            Information of Norfolk Southern
                                    Corporation since October 1993.
                                    Served as Vice President-
                                    Employee Relations of Norfolk
                                    Southern Railway and Norfolk
                                    Southern Corporation from
                                    December 1992 to October 1993,
                                    and prior thereto was Vice
                                    President-Personnel and Labor
                                    Relations.

Phillip R. Ogden, 56,              Present position since December
  Vice President-Engineering        1992. Also, Vice President-
                                    Engineering of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Assistant
                                    Vice President-Maintenance.

L. I. Prillaman, Jr., 53,          Present position since October
  Vice President and                1995.  Also, Executive Vice
  Chief Traffic Officer             President-Marketing of Norfolk
                                    Southern Corporation since
                                    October 1995.  Served as Vice
                                    President-Properties of Norfolk
                                    Southern Railway and Norfolk
                                    Southern Corporation from
                                    December 1992 to October 1995,
                                    and prior thereto was Vice
                                    President and Controller.

John P. Rathbone, 45,              Present position since December
  Vice President and                1992.  Also, Vice President and
  Controller                        Controller of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Assistant
                                    Vice President-Internal Audit.

William J. Romig, 52,              Present position since December
  Vice President                    1992.  Also, Vice President and
                                    Treasurer of Norfolk Southern
                                    Corporation since December 1992,
                                    and prior thereto was Assistant
                                    Vice President-Finance.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Donald W. Seale, 44,               Present position since August 1993.
  Vice President-                   Also, Vice President-Merchandise
  Merchandise Marketing             Marketing of Norfolk Southern
                                    Corporation since August 1993.
                                    Served as Assistant Vice
                                    President-Sales and Service of
                                    Norfolk Southern Corporation
                                    from May 1992 to August 1993,
                                    and prior thereto was Director-
                                    Metals, Waste and Construction.

Robert S. Spenski, 62,             Present position since June 1994.
  Vice President-                   Also, Vice President-Labor
  Labor Relations                   Relations of Norfolk Southern
                                    Corporation since June 1994, and
                                    prior thereto was Senior
                                    Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 55,        Present position since December
  Vice President-                   1996.  Also, Vice President-
  Quality Management                Quality Management of Norfolk
                                    Southern Corporation since
                                    December 1996.  Served as
                                    Assistant Vice President-Public
                                    Affairs of Norfolk Southern
                                    Corporation from February 1993
                                    to December 1996, and prior
                                    thereto was Director, EEO and
                                    Manpower Planning.

Stephen C. Tobias, 52,             Present position since October
  Vice President                    1993.  Also, Executive Vice
                                    President-Operations of Norfolk
                                    Southern Corporation since July
                                    1994, and Senior Vice President-
                                    Operations from October 1993 to
                                    July 1994.  Served as Vice
                                    President-Strategic Planning of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation
                                    from December 1992 to October
                                    1993, and prior thereto was Vice
                                    President-Transportation.

Henry C. Wolf, 54,                 Present position since June 1993.
  Vice President-Finance            Also, Executive Vice President-
                                    Finance of Norfolk Southern
                                    Corporation since June 1993, and
                                    prior thereto was Vice President-
                                    Taxation.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Sandra T. Pierce, 42,              Present position since June 1995.
  Corporate Secretary               Also, Assistant Corporate
                                    Secretary of Norfolk Southern
                                    Corporation since June 1995.
                                    Served as Assistant Corporate
                                    Secretary-Planning of Norfolk
                                    Southern Corporation from
                                    October 1993 to June 1995, and
                                    prior thereto was Assistant to
                                    Corporate Secretary.

Ronald E. Sink, 54,                Present position since September
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

          The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of December 31, 1996, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, September 15 and December 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company's subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The Series A Stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

          In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Since then, NS extended the stock purchase program through 1996. As of December 31, 1996, NS had purchased 176,608 shares of Series A Stock at a total cost of $6.7 million; as of the same date, NS held a total of 176,703 shares.

Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Five-Year Financial Review
                           1996       1995       1994     1993<F1>     1992
                         ---------  ---------  ---------  ---------  ---------
                                           ($ in millions)
RESULTS OF OPERATIONS:
Railway operating
  revenues               $ 4,101.0  $ 4,011.8  $ 3,918.1  $ 3,727.6  $ 3,709.1
Railway operating
  expenses                 2,936.3    2,948.5    2,869.2    2,805.9    2,781.7
                         ---------  ---------  ---------  ---------  ---------
  Income from
    railway operations     1,164.7    1,063.3    1,048.9      921.7      927.4

Other income - net            39.1       43.3       46.6       57.6       49.5
Interest expense on debt      33.9       33.0       28.3       32.3       44.6
                         ---------  ---------  ---------  ---------  ---------
  Income before
    income taxes           1,169.9    1,073.6    1,067.2      947.0      932.3

Provision for
  income taxes               401.4      371.9      385.2      412.8      325.8
                         ---------  ---------  ---------  ---------  ---------
  Income before
    accounting changes       768.5      701.7      682.0      534.2      606.5
Cumulative effect of
 accounting changes           --         --         --        247.8       --
                         ---------  ---------  ---------  ---------  ---------
  Net income             $   768.5  $   701.7  $   682.0  $   782.0  $   606.5
                         =========  =========  =========  =========  =========

FINANCIAL POSITION:
Total assets             $11,053.3  $10,752.3  $10,289.2  $ 9,760.4  $ 9,675.5
Total long-term debt,
 including current
 maturities              $   597.9  $   574.4  $   539.8  $   604.9  $   714.5
Stockholders' equity     $ 5,771.8  $ 5,645.4  $ 5,440.5  $ 5,184.9  $ 4,784.3

OTHER:
Capital expenditures     $   754.0  $   713.3  $   639.6  $   629.2  $   617.1
Number of stockholders
 at year-end                 2,763      3,025      3,281      3,517      3,725
Average number of
 employees <F2>             23,361     24,488     24,710     25,531     25,650

<F1> 1993 results include a $60.8 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate. The cumulative effect of accounting changes increased 1993 earnings by $247.8 million. The change in accounting for income taxes increased net income by $470.4 million, with a corresponding reduction in deferred taxes. The changes in accounting for postretirement and postemployment benefits decreased net income by $222.6 million.

<F2> The employee count includes Norfolk Southern Corporation's employees whose primary duties relate to rail operations.

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


The following discussion and analysis (which--with the exception of "Proposed Acquisition of Conrail"--is identical to what is contained in the Corporation's 1996 Annual Report to Stockholders) should be read in conjunction with the Consolidated Financial Statements and Notes beginning on page 40 and the Five-Year Financial Review on page 25.


SUMMARIZED RESULTS OF OPERATIONS

1996 Compared with 1995
-----------------------
     Net income in 1996 was $768.5 million, an increase of 10%. However, results in 1995 were affected by a $33.6 million early retirement charge, which reduced net income by $20.4 million.
     Absent the effects of that charge, 1996 net income was up 6%. The improvement was due to increased income from railway operations of $67.8 million, or 6%, reflecting higher operating revenues, up 2%, and generally flat operating expenses, up less than 1% (excluding the early retirement charge).

1995 Compared with 1994
-----------------------
     Net income in 1995 was $701.7 million, up 3%. Excluding the 1995 early retirement charge, net income rose 6%. These results were driven primarily by improved income from railway operations, up $48.0 million, or 5% (excluding the early retirement charge). Railway operating revenues increased 2%, while railway operating expenses, excluding the early retirement charge, were up 2%. Interest expense on debt was up
$4.7 million, largely due to a lower level of capitalized interest.

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
                 1996      1995      1994      1993      1992
               --------  --------  --------  --------  --------
Revenues       $4,101.0  $4,011.8  $3,918.1  $3,727.6  $3,709.1
Expenses        2,936.3   2,948.5   2,869.2   2,805.9   2,781.7

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.1 billion in 1996, compared with $4.0 billion in 1995 and $3.9 billion in 1994. The $89.2 million improvement in 1996, compared with 1995, was the result of improvements in all market groups except paper/forest and agriculture. The
$93.7 million improvement in 1995, compared with 1994, was primarily attributable to increases in the intermodal, automotive and metals/construction market groups.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
      (Also Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
                             1996         1995        1994
                           --------     --------    --------
     Coal                  $1,304.7     $1,267.8    $1,290.2
     Chemicals                555.9        536.5       534.7
     Paper/forest             513.0        537.3       521.8
     Automotive               488.7        449.1       429.0
     Agriculture              393.3        393.7       379.5
     Metals/construction      358.0        353.1       334.2
     Intermodal               487.4        474.3       428.7
                           --------     --------    --------
       Total               $4,101.0     $4,011.8    $3,918.1
                           ========     ========    ========

     Note: Revenues previously reported as "Other railway revenues" (principally switching and demurrage) have been reclassified into each of the commodity groups.

     In 1996, increases in coal, automotive, intermodal and chemicals traffic offset decreases in the remaining market groups. For 1995 improvements in automotive, agriculture, metals/construction and intermodal traffic offset declines in the other groups. The traffic volume gains in both years accounted for most of the revenue improvement as shown in the table below. Average revenue per unit rose in both 1996 and 1995 due to moderate rate increases.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)
                                1996 vs. 1995  1995 vs. 1994
                                -------------  -------------
               Traffic volume       $72.6          $62.6
               Revenue per unit      16.6           31.1
                                    -----          -----
                  Total             $89.2          $93.7
                                    =====          =====

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     COAL traffic volume increased 4%, and revenues increased 3% in 1996, primarily due to increased utility and export coal tonnage. Coal revenues represented almost 32% of total railway operating revenues in 1996, and 90% of coal shipments originated on NS Rail's lines. Coal traffic volume declined 1%, and revenues were down 2% in 1995, compared with 1994, as coal tonnage by type remained relatively stable.

                  TOTAL COAL, COKE AND IRON ORE TONNAGE
                          (In millions of tons)
                                    1996      1995      1994
                                   -----     -----     -----
               Utility              74.7      70.3      71.6
               Export               27.0      25.8      25.2
               Steel                20.6      22.1      21.6
               Other                 7.9       6.9       7.5
                                   -----     -----     -----
                 Total             130.2     125.1     125.9
                                   =====     =====     =====

               Note: Certain prior year amounts have been
                     reclassified to conform to the current year presentation.

     Utility coal traffic increased 6% in 1996, compared with 1995. Several utility customers in the NS Rail service region shifted more generation to coal-fired plants, as many nuclear power plants experienced downtime. In addition, NS Rail gained market share at several Southeastern utilities.
     In 1995, utility coal traffic decreased slightly due to moderate weather throughout much of the NS Rail service region during the first half of the year and to sustained periods of maximum generation from several Southeastern nuclear power plants. Partially mitigating these declines were increased shipments of both NS Rail- and foreign-line-originated, low-sulfur coal related to utilities' compliance with Phase I of the Clean Air Act Amendments, which took effect on January 1, 1995.
     The near-term outlook for utility coal is positive, as a significant number of the mines served by NS Rail produce coals that satisfy both Phase I and the more stringent Phase II requirements, which take effect on January 1, 2000. However, adoption of tighter restrictions on nitrous oxide particulate emissions, as proposed by the Environmental Protection Agency, could impose added cost burdens on some coal-fired plants.
     Utilities in the Southeast, NS Rail's largest steam coal market, are expected to increase their demand for Central Appalachian coal. Utility deregulation is likely to affect the structure and development of that market. Specifically, it is widely anticipated that U.S. utilities will have greater flexibility in selling electricity to, and buying it from, other regional markets. At present, however, transmission line capacity is somewhat strained on the lines leading to and from the Southeastern U.S., and resistance by environmentalists and the high cost of adding new line capacity could deter its development. Less certain is the outlook for demand for Central Appalachian coal from utilities in the Midwest, as the delivered cost of Western coal tends to be lower. However, NS Rail expects to participate in the movement of any Western coal that displaces NS Rail-originated deliveries.
     Export coal traffic increased 5% in 1996, compared with 1995, as NS Rail benefited from increased steam coal exports to Italy and greater metallurgical shipments to Germany, a result of reduced subsidies to German coal producers that enhanced the competitiveness of U.S. coal. Increased exports of U.S. coal to Brazil also contributed to the improvement.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Export coal traffic increased 2% in 1995, benefiting from the continued recovery of European steel production. Demand from other parts of the world also improved. Brazil, Belgium, France, Romania and Japan took increased amounts of NS Rail coal. In addition, NS Rail began handling metallurgical coal for steel production in Mexico. Congestion and high barge rates on the Mississippi River caused an increase in movements over NS Rail's coal piers in Norfolk, Va.
     Metallurgical coal exports are expected to experience slight to modest growth through the year 2000, as continued reductions in European government subsidies to coal producers should benefit NS Rail-served exporters. A gradual decline is projected in the long term, as new steel-making technologies replace those requiring coking coal. Demand for export steam coal is expected to increase, and NS Rail is working to increase its participation in this market.
     Steel coal domestic traffic was down 7%, as aggressive producer pricing of higher volatile metallurgical coals not located on NS Rail's lines resulted in a loss of traffic. In 1995, traffic was up 2% due to completion of extended coke oven work at one facility and continued strong demand for domestic coke for making steel. Advanced technologies that allow production of steel with little or no coke could cause this market to decline slowly over the long term. However, NS Rail could participate in the movement of non-coking coal used by technologies such as pulverized coal injection.
     Other coal traffic, primarily steam coal shipped to manufacturing plants, increased 14% in 1996, compared with 1995, reflecting gains from other modes of transportation and more seasonal weather conditions in 1996. Traffic volume declined 8% in 1995, compared with 1994, resulting from lower demand for in-plant use of electricity due to mild weather. In addition, some industries have switched to natural gas as a fuel source. This market is expected to remain stable in coming years, as growth through innovative packaged delivery services offsets losses from natural gas conversions.
     MERCHANDISE traffic volume in 1996 decreased slightly, compared with 1995, as increases in automotive, intermodal and chemicals traffic were more than offset by declines in the remaining commodity groups. However, increased average revenues for most commodity groups resulted in a 2% improvement in revenues. In 1995, merchandise traffic volume increased 5%, driven by increases in intermodal, automotive and agriculture traffic. Merchandise revenues in 1995 increased 4%, compared with 1994.
     CHEMICALS traffic and revenues grew 3% and 4%, respectively, for 1996. Fertilizer and plastics markets strengthened during 1996, which resulted in increased traffic and revenues for these two groups. In addition, the harsh winter resulted in greater movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year. These 1996 results compared favorably with relatively flat carloads and revenues in 1995, as increases for general chemicals were overshadowed by weakness in the plastics and fertilizer markets. The chemicals market group is expected to continue to show moderate growth through 1997, as NS Rail expands its Thoroughbred Bulk Distribution facilities and chemicals production nationwide is expected to increase.
     PAPER/FOREST traffic and revenues each declined 5% in 1996, due to the overall downturn in the paper and forest products industry. Early in 1995, the paper industry enjoyed record price levels and associated volumes, but growth slowed and inventories of paper products swelled in late 1995 and into 1996. To correct the inventory problems, many large paper producers operated mills well below capacity and shut down mills to balance capacity with demand. This compares to a 1% decrease in volume and a 3% increase in revenues for 1995. Paper and pulpwood products traffic in 1995 was about even with 1994, while lumber traffic suffered from weak housing starts. These markets are expected to begin a slight turnaround by mid-1997.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     AUTOMOTIVE traffic rose 8%, and revenues increased 9%, both the highest in this group's history. Auto parts provided the majority of the growth as volume increased 21%, while vehicle traffic increased 3%. NS Rail opened two just-in-time (JIT) rail centers at Hagerstown, Md., and near Buffalo, N.Y., in 1996 for distribution of vehicle parts for GM. Also, GM awarded NS Rail another JIT rail center to be constructed in 1997 near Dayton, Ohio. These three centers are expected to handle over 23,000 carloads annually by 1998. 1996 also marked the first time in several years that all NS Rail-served assembly plants were on-line. GM's Wentzville, Mo., assembly plant returned to production early in the year after a two-year retooling, and GM's Doraville, Ga., plant returned midyear from a one-year retooling. In 1996, BMW's new plant at Greer, S.C., reached full production. In 1995, automotive traffic increased 4%, and revenues were up 5%. Strong production at selected plants that produce popular cars and trucks mitigated the effects of several plants' being shut down or operated at reduced capacity.
     Good market growth is expected in 1997, supported by the new JIT rail centers, full production levels at existing plants, the start of production at the new Mercedes plant in Tuscaloosa, Ala., and the expansion of Toyota's plant in Georgetown, Ky. Supporting long-term growth, Ford awarded NS Rail a 12-year contract in 1996 to handle approximately 3 million new vehicles annually through four mixing centers to be built in 1997. When operational in 1998, NS Rail expects to increase its motor vehicle business with Ford by 60%. In addition, Toyota's new Princeton, Ind., truck plant may add to 1998-1999 traffic. For the automotive industry as a whole, annual production increases are forecast through 2002, as transplants bring production to North America, exports continue to rise and the Mexican and Canadian economies improve.
     AGRICULTURE traffic declined 4% and revenues were flat in 1996. Despite strong demand for feed grains in the Southeast, grain traffic suffered, as poor crops and strong export demand left NS Rail receivers competing for limited supplies. Slight average revenue growth occurred, resulting primarily from longer hauls, as receivers reached farther west for grain supplies. In 1995, agriculture traffic rose 2%, and revenues increased 4%, due to higher grain shipments from the Midwest to the Southeast poultry industry.
     Moderate growth is expected in 1997, as 1996 crops should provide abundant supplies throughout the year, and demand from the poultry market for feed grain continues to grow. Also for 1997, a full year of new business is expected from two feed mills which were ramping up production in 1996, and from a new major grain elevator located on a line purchased during 1996 from Conrail.
     METALS/CONSTRUCTION traffic declined 2%, but revenues were up 1% for 1996. Construction carloads fell behind in early 1996 due to inclement weather and were flat the rest of the year; however, higher average revenues more than offset the volume decline. In the metals market, NS Rail's shipments remained strong due to a healthy domestic steel market, which has added capacity through improved efficiency at integrated mills and new mini-mills. In 1995, metals/construction traffic was up slightly, and revenues increased 6%, as increases in the steel and aluminum markets were somewhat offset by reduced demand for construction products.
     Moderate growth is expected for 1997. New steel production facilities in Decatur, Ala., and Memphis, Tenn., are expected to contribute to growth in late 1997. Although construction starts are expected to decrease in 1997 versus 1996, projects already begun, such as at the Chesapeake Bay Bridge Tunnel, the opening of new cement terminals and the expansion of various on-line plants, are expected to produce moderate growth for construction in 1997 and beyond.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     INTERMODAL traffic volume increased 5% and revenues increased 3%, both reaching record levels in 1996, driven by increased domestic container and Triple Crown Services Company (TCSC) volume.
     EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to domestic growth. International container volume declined only slightly, despite an industry slowdown that began in the spring and lasted until the fall. NS Rail's overall market share improved slightly due to new international business and the continued domestic container and TCSC growth.
     Intermodal volume rose 12%, and revenues increased 11% in 1995. Although intermodal traffic levels nationwide declined in 1995, NS Rail intermodal achieved record levels of volume, revenues and profitability, led by container shipments in both domestic and international service.
     During 1995, a seven-year agreement with Hanjin Shipping Company was signed under which NS Rail will handle nearly all of Hanjin's international container business in NS Rail's territory east of the Mississippi River.
     EMP contributed significantly to domestic growth. Almost all the increase in international container business was attributable to new services, thereby increasing NS Rail's market share. Domestic business also was augmented by growth in the trucking segment, as both truckload and less-than-truckload companies increased their use of NS Rail intermodal. Additionally, intermodal marketing companies increased their business on NS Rail.
     NS Rail's intermodal volume is expected to remain strong, resulting from continued domestic container and TCSC volume growth and the recovery in the international market. Higher wages in the trucking industry may encourage shippers to use NS Rail's intermodal and TCSC networks. In addition, growth of steamship companies' use of Suez Canal services may have a positive impact on international container shipments into and out of Southeast ports.

Railway Operating Expenses
--------------------------
     Railway operating expenses in 1996 decreased slightly; however, 1995's expenses included a $33.6 million charge for an early retirement program (see Note 12). Excluding that early retirement charge, railway operating expenses increased 1%, despite a 2% increase in traffic volume. Railway operating expenses in 1995 were up 3% (up 2%, excluding the early retirement charge) on a 3% increase in traffic volume.
     As a result, the NS Rail railway operating ratio, which measures the percentage of railway revenues consumed by expenses, was a record 71.6 in 1996, compared with 73.5 (72.7 excluding the early retirement charge) in 1995 and 73.2 in 1994. NS Rail's railway operating ratio continues to be the best among the major railroads in the United States.

                         RAILWAY OPERATING RATIO
         (Shown as a Graph in the Annual Report to Stockholders)
                  1996    1995    1994    1993    1992
                 ------  ------  ------  ------  ------
                  71.6%   73.5%   73.2%   75.3%   75.0%

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)
                             ($ in millions)
                                      1996 vs. 1995  1995 vs. 1994
                                      -------------  -------------
          Compensation and benefits      $(81.3)*      $108.9 *
          Materials, services and rents     6.3         (45.4)
          Depreciation                     20.1          22.3
          Diesel fuel                      43.6           1.5
          Casualties and other claims       2.1         (13.7)
          Other                            (3.0)          5.7
                                         ------        ------
            Total                        $(12.2)       $ 79.3
                                         ======        ======

          *Includes the $33.6 million early retirement charge in 1995.

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, decreased 5% in 1996 and increased 8% in 1995. Excluding the 1995 early retirement charge, compensation and benefits expenses were down 3% in 1996 and up 5% in 1995.
     The 1996 decrease (excluding the effect of the 1995 early retirement charge) was principally attributable to: (1) reduced employment resulting from the 1995 early retirement program and productivity improvements due to ongoing reductions in train crew sizes and train efficiencies and
(2) lower costs for fringe benefits, principally medical costs for salaried employees. These decreases were somewhat offset by increases attributable to higher volume and increased wage rates resulting from new labor agreements.
     The 1995 increase was primarily a result of: (1) higher wages;
(2) increased performance-based compensation accruals, particularly those linked to the market price of NS stock, which rose nearly $19 per share in 1995; and (3) higher health care costs for agreement employees.
     As of the end of 1996, NS Rail had negotiated labor agreements with all of its unions, except the American Train Dispatchers which represents about 200 employees. The accords with the 12 other union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.
     MATERIALS, SERVICES AND RENTS includes items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 1% in 1996 and decreased 7% in 1995.
     The increase in 1996 resulted from higher intermodal expenses due to increased volume, as well as higher equipment rent costs, that more than offset lower locomotive and car repair costs.
     Equipment rents, which represent the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, were up 10% in 1996. This increase was due to a variety of factors, including increased intermodal container traffic, lower receipts from short-term leases of locomotives to various railroads and increased freight car leases to meet customer requirements. These increased costs were somewhat offset by lower net costs for multilevel equipment.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Locomotive repair costs continued to be reduced as a result of the replacement of older units with newer ones. NS Rail expects to acquire 120 new locomotives in 1997. Freight car repair costs continued to benefit from the effects of initiatives launched in 1995 to improve asset utilization that resulted in the re-engineering of maintenance practices, facilitating the closure of two repair facilities in 1995 and the disposition of 17,000 excess freight cars, which was substantially completed in 1996.
     The decrease in "Materials, services and rents" in 1995 reflected initial results from the initiatives to improve asset utilization, as well as reduced locomotive repair costs and lower net equipment rental expense. The reduction in equipment rents in 1995 was due to the short-term leasing of certain older locomotives to other railroads and the deregulation of car-hire rates among railroads, which began in 1994. These favorable results were somewhat offset by increased expenses related to the 12% growth in intermodal traffic.
     DEPRECIATION expense (see Note 1, "Properties," for NS Rail's depreciation policy) was up 5% in 1996 and 6% in 1995. Both increases were due to property additions, reflecting substantial levels of capital spending over the last several years.
     DIESEL FUEL costs rose 23% in 1996, but were up less than 1% in 1995. The increase in 1996 was due to a 20% increase in the average price per gallon, as prices reached levels unseen since 1991 during and following the Persian Gulf Crisis. Consumption was up 3% on a similar increase in carloadings. The 1995 increase was primarily due to a small increase in the average price per gallon.
     CASUALTIES AND OTHER CLAIMS (including estimates of costs related to personal injury, property damage and environmental matters) increased 2% in 1996, but declined 10% in 1995. In 1996, higher accruals for environmental remediation costs more than offset reduced accruals for personal injury liabilities and the effects of a nonrecurring liability insurance premium refund. The 1995 decrease was primarily attributable to environmental costs in 1994 associated with a tankcar leak.
     The largest component of "Casualties and other claims" is personal injury expense. NS Rail continued to benefit from a reduction in the number of reportable injuries in 1996; however, as in prior years, much of that benefit was offset by an increase in the cost of third-party injury claims and by the continuing costs associated with the handling of non-accidental "occupational" claims. NS Rail continues to work actively to reduce the risk of all accidents.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employees' claims for on-the-job injuries, promotes an adversarial claim settlement environment and produces results that are unpredictable and inconsistent, at far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     OTHER expenses were down 2% in 1996, but were up 4% in 1995. The 1995 increase was due to higher sales, use and franchise taxes.
     NS Rail expects to complete work to make its software year-2000 compliant by the end of 1998. It is anticipated that the total cost of conversion will not be material to NS Rail's financial statements.

Income Taxes
------------
     Income tax expense in 1996 was $401.4 million for an effective rate of 34.3%, compared with an effective rate of 34.6% in 1995 and 36.1% in 1994.
     The effective rates in 1996 and 1995 were below the statutory federal and state rates as a result of investments in corporate-owned life insurance and coal-seam gas properties and from favorable adjustments upon filing the prior year tax returns. In addition, 1996 benefited from favorable adjustments resulting from settlement of

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

federal income tax years 1990-1992. The effective rate in 1994 also was below the statutory federal and state rates due to favorable adjustments resulting from settlement of federal income tax years
1988 and 1989, an adjustment to the valuation allowance for deferred tax assets and a favorable adjustment upon filing the 1993 tax return. Deferred tax expense was an unusually high portion of total tax expense in 1994. A corresponding reduction is reflected in 1994's current tax expense for the effects of expenditures that affect book and tax accounts in different years, primarily in the areas of compensation and property.

Accounting Changes and New Accounting Pronouncements
----------------------------------------------------
     As discussed in Note 1 under "Required Accounting Changes," effective January 1, 1996, NS Rail adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which had no material effect on NS Rail's financial statements.
     Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The principal result was a significant write-up of NS Rail's investment in NS stock. This non-cash adjustment had no income statement effect but increased "Investments" and "Stockholders' equity" in the Consolidated Balance Sheets (see also
Note 14).
     On October 10, 1996, the AICPA issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which is effective for fiscal years beginning after December 15, 1996. SOP 96-1 provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. SOP 96-1 is not expected to have a material effect on NS Rail's financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION refers to the assets, liabilities and stockholders' equity of an organization (see Consolidated Balance Sheets on page 41). LIQUIDITY refers to the ability of an organization to generate adequate amounts of cash, principally from operating results or through borrowing power, to meet its short-term and long-term cash requirements (see Consolidated Statements of Cash Flows on page 42). CAPITAL RESOURCES refers to the ability of an organization to raise funds through the sale of either debt or equity (stock) securities.

     ($ in millions)            1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------
     Cash and short-term
       investments             $315.5  $230.0  $180.9  $152.0  $ 64.0
     Current assets to
       current liabilities        1.2     1.0     1.1     1.3     1.2
     Debt to total
       capitalization             9.8%    9.6%    9.4%   10.9%   13.4%
     Return on average
       stockholders' equity      13.5%   13.0%*  12.8%   12.0%*  13.1%

     * Excluding unusual items: In 1995, the early retirement charge; and, in 1993, the cumulative effects of required accounting changes and the prior years' effect of the federal income tax rate increase.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Cash provided by operating activities, NS Rail's principal source of liquidity, decreased $49.9 million, or 4%, in 1996 and increased
$96.4 million, or 8%, in 1995. Since the consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments and a significant portion of capital spending. The decrease in 1996 was largely attributable to lump-sum wage payments associated with labor contract settlements and higher income tax payments related to the settlement of federal income tax years 1990-1992. The improvement in 1995 was primarily a result of increased income from operations (excluding the early retirement charge, a non-cash item) and improved billing and collection of receivables.
     Cash used for investing activities decreased 7% in 1996 and was up 56% in 1995. Property additions account for most of the spending in this category. In 1994, large borrowings on corporate-owned life insurance offset much of the use of cash for property additions in that year.

     The following tables show capital spending, track and equipment statistics for the past five years.

                          CAPITAL EXPENDITURES
                          --------------------
      (Also Shown as a Graph in the Annual Report to Stockholders)
     ($ in millions) 1996*    1995*    1994     1993     1992
                    ------   ------   ------   ------   ------
     Road           $428.4   $379.5   $382.3   $411.0   $425.1
     Equipment       325.6    332.6    235.0    218.1    187.8
     Other property   --        1.2     22.3      0.1      4.2
                    ------   ------   ------   ------   ------
       Total        $754.0   $713.3   $639.6   $629.2   $617.1
                    ======   ======   ======   ======   ======

     * Includes non-cash equipment expenditures of $107.8 million in 1996 and $104.5 million in 1995 (see Note 8 on page 51).

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                      1996     1995     1994     1993     1992
                     ------   ------   ------   ------   ------
     Track miles of
       rail installed   401      403      480      574      660
     Miles of track
       surfaced       4,686    4,668    4,760    5,048    5,690
     New crossties
       installed
       (millions)       1.9      2.0      1.7      1.6      1.9

                    AVERAGE AGE OF RAILWAY EQUIPMENT
                    --------------------------------
     (Years)         1996     1995     1994     1993     1992
                    ------   ------   ------   ------   ------
     Freight cars     22.3     22.0     21.9     21.3     20.9
     Locomotives      15.4     15.7     15.8     15.1     14.5
     Retired
       locomotives    24.4     22.6     23.6     24.7     24.0

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Since 1988, NS Rail has rebodied about 23,000 coal cars and plans to continue that program, although at a slower rate, in 1997. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the table above.
     Efforts to hold down capital spending while increasing business are ongoing as NS Rail seeks to maximize utilization of its assets. In this connection, NS Rail began an orderly disposition of approximately 17,000 freight cars in October 1994. This was substantially completed in 1996 with total proceeds of $92 million included in "Property sales and other transactions" in the 1996 and 1995 Consolidated Statements of Cash Flows. In 1996, this line item also reflected proceeds from large land sales (see Note 3).
     For 1997, NS Rail is planning $781 million of capital spending. Barring unforeseen events, total capital spending is expected to continue to be similar to 1995 and 1996 levels.
     Cash used for financing activities decreased 18% in 1996 and 14% in 1995. The higher uses in 1995 and 1994 were due to significant advances made to NS. In addition, 1994 debt repayments were high due to the maturity of a large mortgage.

Hedging Activities
------------------
     As discussed under "Capital Leases" in Note 8, NS Rail has made limited use of interest rate swaps in connection with certain equipment financings.


PROPOSED ACQUISITION OF CONRAIL BY NS

     As discussed in Note 16, NS commenced an all-cash tender offer for all Shares of Conrail Inc. (Conrail), on October 24, 1996, in response to the October 15, 1996, announcement that Conrail had entered into a merger agreement with CSX.
     On February 11, 1997, NS acquired 8.2 million shares of Conrail stock (approximately 9.9%), representing the approximate maximum number of Shares NS can buy without triggering Conrail's current anti-takeover defenses, at a cost of $115 per Share, or $943 million in the aggregate. The purchase was financed with commercial paper backed by a portion of the debt commitments secured for the transaction. These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss.
     On February 12, 1997, NS commenced a second tender offer for the remaining Shares and has notified Conrail of its intention to conduct a proxy contest in connection with Conrail's 1997 Annual Meeting of shareholders, currently scheduled for December 19, 1997, seeking, among other things, to remove certain of the current members of the Conrail Board and to elect a new slate of nominees designated by NS.
     Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     For additional information concerning NS' pending tender offer for Shares not owned by NS, reference is made to NS' Tender
Offer Statement on Schedule 14D-1, together with the exhibits thereto, initially filed with the Securities and Exchange Commission on February 12, 1997, as amended.


ENVIRONMENTAL MATTERS

     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental protection totaled approximately $25 million in 1996 and are anticipated to increase somewhat in 1997. Capital expenditures for environmental projects amounted to approximately $6 million in 1996 and are expected to be at the same level in 1997. As of December 31, 1996, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $53 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable costs based on available information at 111 identified locations. On that date, nine sites accounted for $19 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, NS Rail and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that The Alabama Great Southern Railroad Company (AGS), a subsidiary of NS Rail, is responsible, along with several other entities believed to be financially solvent, for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA bases its claim of NS Rail's responsibility primarily on the alleged activities in the 1880s of a company not at the time owned or controlled by an NS Rail subsidiary, but acquired in 1916. Liability has been contested. Because the amount of liability that the EPA may assert against NS Rail or AGS is not known, the materiality of such amount to NS Rail's financial position, results of operation or liquidity in a particular quarter or year cannot be assessed at this time. The EPA has indicated that it has expended or expects to expend a total of approximately $130 million at the site.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, NS Rail owns, or has owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded the probable costs based on available information for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.


INFLATION

     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS Rail, a capital-intensive company, has approximately $13 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.


TRENDS

- Utility Deregulation--The potential deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation in time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant generators. The effects of deregulation on NS Rail and on its patrons cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

- FELA--NS Rail and the rail industry are continuing their efforts to replace the FELA with no-fault workers' compensation laws comparable to those covering employees in other industries.


FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Quarterly Financial Data (Unaudited)

                                      Three Months Ended
                           -----------------------------------------
                           March 31   June 30    Sept. 30   Dec. 31
                           --------   --------   --------   --------
                            ($ in millions, except per share amounts)
      1996
      ----
Railway operating
  revenues                 $1,016.7   $1,038.0   $1,020.1   $1,026.2
Income from railway
  operations                  261.8      300.0      300.3      302.6
Net income                    163.1      190.6      208.8      206.0
Dividends per serial
  preferred share          $   0.65   $   0.65   $   0.65   $   0.65

      1995
      ----
Railway operating
  revenues                 $  999.2   $1,016.4   $  996.0   $1,000.2
Income from railway
  operations                  250.4      284.3      277.9      250.7
Net income                    153.3      180.3      193.9      174.2
Dividends per serial
  preferred share          $   0.65   $   0.65   $   0.65   $   0.65

                    Index to Financial Statements:              Page
                    -----------------------------               ----
          Consolidated Statements of Income
            Years ended December 31, 1996, 1995 and 1994         40

          Consolidated Balance Sheets
            As of December 31, 1996 and 1995                     41

          Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995 and 1994         42

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1996, 1995 and 1994         43

          Notes to Consolidated Financial Statements             44

          Independent Auditors' Report                           65


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 67.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income

                                    Years ended December 31,
                                  1996        1995        1994
                                --------    --------    --------
                                        ($ in millions)
Railway operating revenues      $4,101.0    $4,011.8    $3,918.1

Railway operating expenses:
 Compensation and benefits
  (Note 12)                      1,398.7     1,480.0     1,371.1
 Materials, services and rents     629.5       623.2       668.6
 Depreciation                      403.0       382.9       360.6
 Diesel fuel                       233.4       189.8       188.3
 Casualties and other claims       123.4       121.3       135.0
 Other                             148.3       151.3       145.6
                                --------    --------    --------
       Railway operating
         expenses                2,936.3     2,948.5     2,869.2
                                --------    --------    --------
       Income from
         railway operations      1,164.7     1,063.3     1,048.9

Other income - net (Note 3)         39.1        43.3        46.6
Interest expense on debt
 (Note 6)                           33.9        33.0        28.3
                                --------    --------    --------
       Income before
         income taxes            1,169.9     1,073.6     1,067.2

Provision for income
 taxes (Note 4)                    401.4       371.9       385.2
                                --------    --------    --------
       Net income               $  768.5    $  701.7    $  682.0
                                ========    ========    ========




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets
                                                As of December 31,
                                               1996           1995
                                             ---------      ---------
                                                 ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                   $   172.1      $    49.3
 Short-term investments (Note 14)                143.4          180.7
 Accounts receivable net of allowance
  for doubtful accounts of $3.6 million
  and $2.8 million, respectively                 545.7          542.1
 Materials and supplies                           61.2           59.8
 Deferred income taxes (Note 4)                   95.3           98.8
 Other current assets                            119.8           92.1
                                             ---------      ---------
     Total current assets                      1,137.5        1,022.8

Due from NS - net (Note 2)                        --            186.8
Investments (Notes 5 and 14)                     870.7          771.0
Properties less accumulated
 depreciation (Note 6)                         9,014.9        8,750.4
Other assets                                      30.2           21.3
                                             ---------      ---------
     Total assets                            $11,053.3      $10,752.3
                                             =========      =========
Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 8)                    $    27.2      $    27.2
 Accounts payable (Note 7)                       549.8          567.2
 Income and other taxes                          158.3          179.4
 Due to NS - net (Note 2)                         64.9           --
 Other current liabilities (Note 7)              109.0          124.3
 Current maturities of
  long-term debt (Note 8)                         54.3           79.7
                                             ---------      ---------
     Total current liabilities                   963.5          977.8

Long-term debt (Note 8)                          543.6          494.7
Other liabilities (Note 10)                      886.0          870.8
Minority interests                                 2.4            2.3

Deferred income taxes (Note 4)                 2,886.0        2,761.3
                                             ---------      ---------
     Total liabilities                         5,281.5        5,106.9
                                             ---------      ---------
Stockholders' equity:
 Serial preferred stock (Note 11)                 54.8           54.8
 Common stock (Note 11)                          166.7          166.7
 Other capital                                   525.5          525.5
 Unrealized gain on marketable
  securities (Note 14)                           397.8          337.3
 Retained income                               4,627.0        4,561.1
                                             ---------      ---------
     Total stockholders' equity                5,771.8        5,645.4
                                             ---------      ---------
     Total liabilities and
       stockholders' equity                  $11,053.3      $10,752.3
                                             =========      =========

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows

                                              Years ended December 31,
                                            1996        1995       1994
                                          ---------  ---------   ---------
                                                  ($ in millions)
Cash flows from operating activities:
 Net income                               $  768.5   $  701.7    $  682.0
 Reconciliation of net income to net cash
  provided by operating activities:
   Special charge payments                   (18.0)     (29.3)      (41.9)
   Depreciation                              404.2      383.8       361.3
   Deferred income taxes                      89.4       43.2       114.2
   Nonoperating gains on property sales      (25.5)      (8.7)       (7.8)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                     (3.6)      10.6       (29.8)
      Materials and supplies                  (1.4)      (1.3)        7.4
      Other current assets                   (13.5)      (2.3)      (12.5)
      Current liabilities other than debt    (33.6)     104.5         6.7
      Other - net                             34.4       48.6        74.8
                                          --------   --------    --------
        Net cash provided by
          operating activities             1,200.9    1,250.8     1,154.4

Cash flows from investing activities:
 Property additions                         (646.2)    (608.8)     (639.6)
 Property sales and other transactions        96.0       80.4        52.9
 Investment purchases                        (59.7)     (65.6)      (45.9)
 Investment sales and other transactions      22.0       29.4       249.2
 Short-term investments - net                 36.1      (31.3)        1.0
                                          --------   --------    --------
        Net cash used for
          investing activities              (551.8)    (595.9)     (382.4)

Cash flows from financing activities:
 Dividends (Note 2)                         (288.6)    (291.5)     (279.4)
 Due to/from NS - net (Note 2)              (162.3)    (285.1)     (394.2)
 Proceeds from long-term borrowings            9.6        7.6        41.4
 Long-term debt repayments                   (85.0)     (70.4)     (108.3)
                                          --------   --------    --------
        Net cash used for
          financing activities              (526.3)    (639.4)     (740.5)
                                          --------   --------    --------
        Net increase in cash
          and cash equivalents               122.8       15.5        31.5

Cash and cash equivalents:
 At beginning of year                         49.3       33.8         2.3
                                          --------   --------    --------
 At end of year                           $  172.1   $   49.3    $   33.8
                                          ========   ========    ========
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)   $   66.7   $   48.9    $   49.1
  Income taxes                            $  351.3   $  272.5    $  252.2


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity

                                             Unrealized
                    Serial                    Gain on
                  Preferred  Common  Other   Marketable  Retained
                    Stock    Stock  Capital  Securities   Income    Total
                  --------- ------- -------  ----------  --------  --------
                                      ($ in millions)
Balance
 December 31, 1993   $54.8  $166.7  $515.0    $ --       $4,448.4  $5,184.9
  Net income - 1994                                         682.0     682.0
  Cash dividends:
   Serial preferred
    stock, $2.60
    per share                                                (2.9)     (2.9)
   Common stock,
    $16.59 per
    share                                                  (276.5)   (276.5)
  Non-cash
   dividends on
   common stock
   (Note 2)                                                (400.1)   (400.1)
  Unrealized
   gain on
   investments                                 253.1                  253.1
                     -----  ------  ------    ------     --------  --------
Balance
 December 31, 1994    54.8   166.7   515.0     253.1      4,450.9   5,440.5
  Net income - 1995                                         701.7     701.7
  Cash dividends:
   Serial preferred
   stock, $2.60
   per share                                                 (2.9)     (2.9)
  Common stock,
   $17.31 per
   share                                                   (288.6)   (288.6)
  Non-cash
   dividends on
   common stock
   (Note 2)                                                (300.0)   (300.0)
  Contribution
   from NS
   (Note 2)                           10.5                             10.5
  Unrealized
   gain on
   investments
   (Note 14)                                    84.2                   84.2
                     -----  ------  ------    ------     --------  --------
Balance
 December 31, 1995    54.8   166.7   525.5     337.3      4,561.1   5,645.4
  Net income - 1996                                         768.5     768.5
  Cash dividends:
   Serial preferred
    stock, $2.60
    per share                                                (2.9)     (2.9)
   Common stock,
    $17.14 per
    share                                                  (285.7)   (285.7)
  Non-cash
   dividends on
   common stock
   (Note 2)                                                (414.0)   (414.0)
  Unrealized
   gain on
   investments
   (Note 14)                                    60.5                   60.5
                     -----  ------  ------    ------     --------  --------
Balance
 December 31, 1996   $54.8  $166.7  $525.5    $397.8     $4,627.0  $5,771.8
                     =====  ======  ======    ======     ========  ========


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements


The following notes (which--with the exception of Note 17--are identical to those contained in the Corporation's 1996 Annual Report to Stockholders) are an integral part of the consolidated financial statements.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company, together with its consolidated subsidiaries (collectively, NS Rail), is engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest. The consolidated financial statements include Norfolk Southern Railway Company, Norfolk and Western Railway Company and their majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 15 for the Norfolk and Western Railway Company and Subsidiaries (NW) summarized consolidated financial information).
     Rail freight consists of raw materials, intermediate products and finished goods classified in the following market groups: coal, chemicals, paper/forest, automotive, agriculture, metals/construction and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for almost one third of total railway operating revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value depending upon their classification as held-to-maturity, trading or available-for-sale securities. At December 31, 1996 and 1995, all "Short-term investments," consisting primarily of United States government and federal agency securities and all marketable equity securities consisting principally of NS stock, were designated as available for sale. Accordingly, unrealized gains and losses, net of taxes, are recognized in "Stockholders' equity" (see also Note 14).

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

------    -------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. In 1996, the overall depreciation rate averaged 2.8% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Maintenance expense is recognized when repairs are performed. When properties, other than land and non-rail assets, are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in other income (see
Note 3).

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Required Accounting Changes
---------------------------
     1996 - Effective January 1, 1996, NS Rail adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS
121). SFAS 121 establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets either to be held and used or to be held for disposal. SFAS 121 did not have a material effect on NS Rail's financial statements.
     1994 - Effective January 1, 1994, NS Rail adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The implementation of SFAS 115 increased "Investments," the deferred tax liability and "Stockholders' equity" at December 31, 1994, and had no impact on earnings. The total unrealized holding gain on NS Rail's investments classified as "available for sale," net of the related deferred taxes, is reflected as a separate component of "Stockholders' equity" in the Consolidated Balance Sheets (see also Note 14).


2.  RELATED PARTIES

General
-------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-
Operations.

Non-cash Dividends
------------------
     In 1996, 1995 and 1994, NS Rail declared and issued to NS non-cash dividends of $414.0 million, $300.0 million and $400.1 million, respectively, which were settled by reduction of NS Rail's interest-bearing advances due from NS.
     Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

------    -------------------------------------------

2.  RELATED PARTIES (continued)

Intercompany Accounts
---------------------
                                          December 31,
                              -------------------------------------
                                    1996               1995
                              -----------------  ------------------
                                       Average             Average
                                       Interest            Interest
                             Balance     Rate    Balance     Rate
                             --------  --------  --------  --------
                                        ($ in millions)
     Due from NS:
       Advances               $155.6     4.1%     $407.1     3.4%
     Due to NS:
       Notes                   220.5     6.1%      220.3     6.6%
                              ------              ------
          Due (to) from
            NS - net          $(64.9)             $186.8
                              ======              ======

     During 1995, NW issued notes for $75.5 million to an NS subsidiary for the purchase of a portfolio of short-term investments. This non-cash transaction was excluded from the Consolidated Statement of Cash Flows.
     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. Included in interest income is $13.9 million, $17.8 million and $15.6 million in 1996, 1995 and 1994, respectively, related to amounts due from NS.

Transfer of Investment from NS
------------------------------
     In December 1995, NS transferred its $10.5 million equity interest in a nonoperating subsidiary to Norfolk Southern Railway Company. This transfer was recorded at historical cost and was reflected as a contribution to capital.

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At December 31, 1996 and 1995, NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $292.5 million and $254.7 million, respectively.

Cash Required for NS Stock Purchase Program and NS Debt
-------------------------------------------------------
     Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 95 million shares of NS common stock. Purchases under the programs have been made with internally generated cash, and with proceeds from the sale of NS commercial paper notes and from the issuance of NS long-term debt.
     Since the first purchases in December 1987 and through October 22, 1996, NS had purchased and retired 68,545,000 shares of its common stock under these programs at a cost of $3.2 billion.

------    -------------------------------------------

2.  RELATED PARTIES (continued)

     On October 23, 1996, NS announced that the stock purchase program had been suspended (see also Note 16). Future purchase decisions are dependent on the outcome of the proposed Conrail acquisition, the economy, cash needs and alternative investment opportunities.
     Consistent with the earlier purchases, a significant portion of the funding for future NS stock purchases, either in the form of direct cash or cash used for debt service, will come from NS Rail through intercompany advances or dividends to NS. In addition, some of the costs associated with the proposed Conrail acquisition (see Note 16, "Proposed Acquisition of Conrail by NS" and "NS Debt Commitments") are likely to be funded by NS Rail.

3.  OTHER INCOME - NET
                                 1996        1995        1994
                                ------      ------      ------
                                        ($ in millions)
Interest income (Note 2)        $ 29.9      $ 36.3      $ 34.4
Rental income                     18.2        18.5        18.0
Dividends from NS                 16.2        15.1        13.9
Gains from sales of properties    25.5         8.7         7.8
Corporate-owned life
  insurance - net                  6.0         7.4         7.9
Other interest expense           (44.1)      (32.2)      (24.9)
Taxes on nonoperating
  property                        (3.7)       (2.4)       (3.7)
Other - net                       (8.9)       (8.1)       (6.8)
                                ------      ------      ------
     Total                      $ 39.1      $ 43.3      $ 46.6
                                ======      ======      ======

4.  INCOME TAXES

Provision for Income Taxes
--------------------------
                                    1996        1995        1994
                                   ------      ------      ------
                                          ($ in millions)
Current:
 Federal                           $277.7      $286.3      $236.0
 State                               34.3        42.4        35.0
                                   ------      ------      ------
     Total current taxes            312.0       328.7       271.0
                                   ------      ------      ------
Deferred:
 Federal                             72.7        35.1        95.2
 State                               16.7         8.1        19.0
                                   ------      ------      ------
     Total deferred taxes            89.4        43.2       114.2
                                   ------      ------      ------
     Provision for income taxes    $401.4      $371.9      $385.2
                                   ======      ======      ======

------    -------------------------------------------

4.  INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                          1996             1995             1994
                     --------------   --------------   --------------
                      Amount    %      Amount   %       Amount    %
                     -------- -----   -------- -----   -------- -----
                                     ($ in millions)
Federal income
 tax at statutory
 rate                 $409.5   35.0    $375.8   35.0    $373.5   35.0
State income
 taxes, net of
 federal tax
 benefit                33.1    2.8      32.7    3.0      35.1    3.3
Corporate-owned
 life insurance        (15.5)  (1.3)    (17.1) (1.6)     (10.6)  (1.0)
Other - net            (25.7)  (2.2)    (19.5) (1.8)     (12.8)  (1.2)
                      ------   ----    ------  ----     ------   ----
  Provision for
    income
    taxes             $401.4   34.3    $371.9  34.6     $385.2   36.1
                      ======   ====    ======  ====     ======   ====

Inclusion in Consolidated Return
--------------------------------
     NS Rail is included in the consolidated federal income tax return of NS. The provision for current income taxes in the Consolidated Statements of Income reflects NS Rail's portion of NS' consolidated tax provision. Tax expense or tax benefit is recorded on a separate company basis.

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences.

------    -------------------------------------------

4.  INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                             December 31,
                                         1996           1995
                                       ---------      ---------
                                           ($ in millions)
Deferred tax assets:
 Reserves, including casualty
   and other claims                    $   148.3      $   161.6
 Employee benefits                         147.7          158.7
 Retiree health and death
   benefit obligation                      137.2          138.1
 Taxes, including state
   and property                            163.1          157.1
 Other                                       1.1            1.2
                                       ---------      ---------
     Total gross deferred tax assets       597.4          616.7
 Less valuation allowance                   (0.6)          (0.5)
                                       ---------      ---------
     Net deferred tax assets               596.8          616.2
                                       ---------      ---------
Deferred tax liabilities:
 Property                               (2,839.0)      (2,760.3)
 Unrealized holding gains                 (220.0)        (219.0)
 Other                                     (36.0)         (44.7)
                                       ---------      ---------
     Total gross deferred
       tax liabilities                  (3,095.0)      (3,024.0)
Intercompany federal
 tax payable - net                        (292.5)        (254.7)
                                       ---------      ---------
     Net deferred tax liability         (2,790.7)      (2,662.5)
     Net current deferred
       tax assets                           95.3           98.8
                                       ---------      ---------
     Net long-term deferred
       tax liability                   $(2,886.0)     $(2,761.3)
                                       =========      =========

     Except for amounts for which a valuation allowance is provided, Management believes the deferred tax assets will be realized. The net change in the total valuation allowance was a $0.1 million increase for 1996, a $0.1 million decrease for 1995 and a $1.4 million decrease for 1994.

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1992. The consolidated federal income tax returns for 1993 and 1994 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of these examinations.

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

5.  INVESTMENTS
                                          December 31,
                                      1996           1995
                                     ------         ------
                                        ($ in millions)
Marketable equity securities at
 fair value (Note 14)                $639.0         $576.2
Corporate-owned life insurance at
 net cash surrender value             213.2          176.6
Other                                  18.5           18.2
                                     ------         ------
     Total                           $870.7         $771.0
                                     ======         ======

6.  PROPERTIES
                                          December 31,
                                      1996           1995
                                    ---------      ---------
                                        ($ in millions)
Transportation property:
 Road                               $ 8,405.0      $ 8,151.7
 Equipment                            4,664.7        4,586.8
Other property                           79.3           84.2
                                    ---------      ---------
                                     13,149.0       12,822.7
Less: Accumulated depreciation        4,134.1        4,072.3
                                    ---------      ---------
     Net properties                 $ 9,014.9      $ 8,750.4
                                    =========      =========

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1996, 1995 and 1994 was $45.8 million, $47.0 million and $46.1 million, respectively, of which $11.9 million, $14.0 million and $17.8 million was capitalized.

------    -------------------------------------------

7.  CURRENT LIABILITIES
                                        December 31,
                                    1996           1995
                                   ------         ------
                                      ($ in millions)
Accounts payable:
 Accounts and wages payable        $227.4         $255.3
 Casualty and other claims          165.4          163.6
 Vacation liability                  75.0           72.5
 Equipment rents payable - net       60.9           62.0
 Other                               21.1           13.8
                                   ------         ------
     Total                         $549.8         $567.2
                                   ======         ======
Other current liabilities:
 Prepaid amounts on
   forwarded traffic               $ 62.7         $ 69.7
 Interest payable                    14.4           23.7
 Retiree health and death
  benefit obligation (Note 13)       23.2           24.5
 Other                                8.7            6.4
                                   ------         ------
     Total                         $109.0         $124.3
                                   ======         ======

8.  DEBT

Short-Term Debt
---------------
     Short-term debt consists of $27.2 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility.

Capital Lease Obligations
-------------------------
     During 1996 and 1995, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling
$107.8 million in 1996 and $104.5 million in 1995 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 6.5% for those entered into in 1996 and 8.4% for those entered into in 1995. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, while such rate fluctuations have been nominal, their effects have been favorable. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be credit-worthy.
NS Rail's use of interest rate swaps has been limited to those discussed above.

------    -------------------------------------------

8.  DEBT (continued)

Long-Term Debt
--------------
                                             December 31,
                                         1996           1995
                                        ------         ------
                                           ($ in millions)
Equipment obligations at an
 average rate of 7.8%
 maturing to 2009                       $392.9         $439.5
Capitalized leases at an average
 rate of 5.9% maturing to 2015           197.0          100.9
Other debt at an average rate
 of 5.4% maturing to 2015                  8.0           34.0
                                        ------         ------
     Total long-term debt                597.9          574.4
                                        ------         ------
     Less: Current maturities             54.3           79.7
                                        ------         ------
     Long-term debt
       less current maturities          $543.6         $494.7
                                        ======         ======

Long-term debt matures as follows:
 1998                                   $ 55.5
 1999                                    127.2
 2000                                     57.7
 2001                                     51.8
 2002 and subsequent years               251.4
                                        ------
     Total                              $543.6
                                        ======

     A substantial portion of NS Rail's properties and certain investments in affiliated companies are pledged as collateral for much of the debt.

------    -------------------------------------------

9.  LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. Future minimum lease payments are as follows:
                                  Operating Leases   Capital Leases
                                  ----------------   --------------
                                           ($ in millions)
          1997                         $ 53.6           $ 28.6
          1998                           49.3             28.6
          1999                           37.4             28.6
          2000                           31.9             28.5
          2001                           30.3             28.0
          2002 and subsequent years     637.0            143.1
                                       ------           ------
               Total                   $839.5            285.4
                                       ======
          Less imputed interest on
          capital leases at an average
          rate of 7.4%                                    88.4
                                                        ------
          Present value of minimum
          lease payments included
          in debt                                       $197.0
                                                        ======

Operating Lease Expense
-----------------------
                                  1996       1995       1994
                                 ------     ------     ------
                                        ($ in millions)
     Minimum rents               $ 64.7     $ 58.9     $ 46.7
     Contingent rents              38.3       36.0       45.4
                                 ------     ------     ------
          Total                  $103.0     $ 94.9     $ 92.1
                                 ======     ======     ======

------    -------------------------------------------

10.  OTHER LIABILITIES
                                         December 31,
                                      1996         1995
                                     ------       ------
                                       ($ in millions)
Casualty and other claims            $247.3       $257.3
Net pension obligation (Note 12)       81.9         93.9
Retiree health and death
  benefit obligation (Note 13)        283.2        283.5
Other                                 273.6        236.1
                                     ------       ------
     Total                           $886.0       $870.8
                                     ======       ======

11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends and other preferences as deemed appropriate at the time of issuance. At December 31, 1996 and 1995, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
     In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Since then, NS extended the stock purchase program through 1996. NS had purchased 176,608 shares at a total cost of approximately
$6.7 million as of December 31, 1996. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year end 1996 and 1995, NS held 176,703 shares and 122,923 shares, respectively.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owns all 16,668,997 shares issued and outstanding at December 31, 1996 and 1995.

------    -------------------------------------------

12.  PENSION PLANS

     NS Rail's defined benefit pension plans, which principally cover salaried employees, are part of NS' retirement plans. Pension benefits are based primarily on years of creditable service with NS and its participating subsidiary companies and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Assets in the plans consist mainly of common stocks. The following data relate principally to NS Rail's portion of the combined NS plans.

Pension Cost (Benefit) Components
---------------------------------
                               1996           1995           1994
                              -------        -------        -------
                                        ($ in millions)
Service cost-benefits
 earned during the year       $  12.3        $   9.6        $  10.2
Interest cost on projected
 benefit obligation              67.1           65.1           59.9
Actual return on
 assets in plan                (170.3)        (257.0)         (16.6)
Net amortization
 and deferral                    83.4          172.1          (62.9)
                              -------        -------        -------
     Net pension benefit         (7.5)         (10.2)          (9.4)
Cost of early
 retirement benefits             --             23.4           --
                              -------        -------        -------
     Total                    $  (7.5)       $  13.2        $  (9.4)
                              =======        =======        =======

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:
                                   1996      1995      1994
                                   -----     -----     -----
Discount rate for determining
 funded status                     7.75%     7.25%     8.50%
Future salary increases            5.25%        6%        6%
Return on assets in plans             9%        9%        9%

------    -------------------------------------------

12.  PENSION PLANS (continued)

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                          December 31,
                         ----------------------------------------------
                                 1996                     1995
                         ---------------------    ---------------------
                          Funded     Unfunded      Funded     Unfunded
                          Plans       Plans        Plans       Plans
                         --------    --------     --------    --------
                                        ($ in millions)
Actuarial present
 value of benefit
 obligations:
  Vested benefits        $  758.6    $   58.8     $  788.2    $   50.8
  Non-vested
    benefits                  1.2        --            0.1        --
                         --------    --------     --------    --------
     Accumulated
       benefit
       obligation           759.8        58.8        788.3        50.8
  Effect of expected
    future salary
    increases                68.1         5.6        115.3        11.5
                         --------    --------     --------    --------
     Projected
       benefit
       obligation           827.9        64.4        903.6        62.3
Fair value of
  assets in plans         1,157.7        --        1,060.6        --
                         --------    --------     --------    --------
     Funded status          329.8       (64.4)       157.0       (62.3)

Unrecognized initial
 net asset                  (30.2)       --          (36.9)       --
Unrecognized
 (gain) loss               (343.3)       20.9       (179.2)       20.9
Unrecognized prior
 service cost                 2.1         3.2          2.8         3.8
                         --------    --------     --------    --------
     Net pension lia-
       bility included
       in the balance
       sheets            $  (41.6)   $  (40.3)    $  (56.3)   $  (37.6)
                         ========    ========     ========    ========

Early Retirement Program in 1995
--------------------------------
     During 1995, NS completed a voluntary early retirement program for certain salaried employees. The principal benefit for those who participated in this program was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for the 272 employees who accepted the offer is included in "Compensation and benefits" expense and totaled $33.6 million (including $8.3 million related to postretirement benefits other than pensions).

------    -------------------------------------------

12.  PENSION PLANS (continued)

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. NS Rail's expenses under these plans were $8.0 million, $6.9 million and $5.0 million in 1996, 1995 and 1994, respectively.


13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     NS Rail provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS and its participating subsidiary companies prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement.
     NS Rail continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for its retirees and those of its participating subsidiary companies. The last corporate contribution to the VEBA was $10 million in 1994.
     Effective January 1, 1994, NS amended the attribution period for postretirement health care benefits. The amendment generally provides for benefits to be determined ratably over a 10-year period based on creditable service commencing at age 45, or from date of hire if employment began after age 45. The amendment reduced the accumulated postretirement health care benefit obligation by $80 million, which will be amortized as a reduction in annual cost on a pro rata basis over a six-year period.

     A summary of the postretirement benefit cost follows:
                               1996      1995      1994
                              ------    ------    ------
                                   ($ in millions)
Service cost-benefits
 attributable to service
 during the year              $ 10.0    $  9.1    $ 13.1
Interest cost on accumu-
 lated postretirement
 benefit obligation             24.1      27.2      23.8
Actual return on
 plan assets                   (13.7)    (17.5)     --
Net amortization
 and deferral                   (4.0)      1.9     (13.9)
                              ------    ------    ------
     Net postretirement
       benefit cost             16.4      20.7      23.0
Cost of early retire-
 ment benefits                  --         8.3      --
                              ------    ------    ------
     Total                    $ 16.4    $ 29.0    $ 23.0
                              ======    ======    ======

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                       December 31,
                       ---------------------------------------------
                              1996                      1995
                       -------------------       -------------------
                        Health                    Health
                         Care      Death           Care      Death
                       Benefits   Benefits       Benefits   Benefits
                       --------   --------       --------   --------
                                     ($ in millions)
Accumulated post-
 retirement benefit
 obligation:
  Retirees             $ 162.8    $  82.3        $ 216.1    $  82.8
  Fully eligible
   active plan
   participants           20.6        7.0           21.4        7.8
  Other active plan
   participants           41.8       11.9           47.3       12.6
                       -------    -------        -------    -------
      Total              225.2      101.2          284.8      103.2
Plan assets
  at fair value           85.8       --             72.1       --
                       -------    -------        -------    -------
      Funded status     (139.4)    (101.2)        (212.7)    (103.2)

Unrecognized
 loss (gain)             (26.7)      (2.3)          52.2        4.7
Unrecognized
 prior service
 cost (benefit)          (36.8)      --            (49.0)      --
                       -------    -------        -------    -------
      Accrued post-
        retirement
        benefit
        obligation     $(202.9)   $(103.5)       $(209.5)   $ (98.5)
                       =======    =======        =======    =======

     For measurement purposes, a 10.4% increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by about $25 million and the aggregate of the service and interest cost components of net postretirement benefit cost for the year 1996 by about $4 million.
     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 12).

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance.
     Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multiemployer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $3.6 million, $3.7 million and $4.8 million in 1996, 1995 and 1994, respectively.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.
     The fair value of long-term "Investments" approximated $943 million and $837 million at December 31, 1996 and 1995, respectively (see Note 5 for carrying values of "Investments"). The fair value of corporate-owned life insurance approximates carrying value. Quoted market prices were used to determine the fair value of marketable securities which, beginning in 1994 (see Note 1, "Required Accounting Changes"), were recorded at fair value. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statement of Cash Flows. Underlying net assets were used to estimate the fair value of other investments.

     Under SFAS 115, NS Rail increased the reported carrying value of short-term and long-term investments classified as "available for sale"
as follows:
                                   December 31,
                  -----------------------------------------------
                           1996                     1995
                  ----------------------   ----------------------
                    Short-                   Short-
                     term       Equity        term       Equity
                  Securities  Securities   Securities  Securities
                  ----------  ----------   ----------  ----------
                                  ($ in millions)
Cost                $335.0     $ 20.6        $242.2      $ 20.6
Gross unrealized
 holding gain
 (loss)               (0.6)     618.4           0.7       555.6
                    ------     ------        ------      ------
Fair value          $334.4     $639.0        $242.9      $576.2
                    ======     ======        ======      ======

     The short-term securities are principally U.S. Treasury securities. Equity securities consist almost entirely of 7,252,634 shares of NS Common Stock.
     The change in the unrealized holding gain was $61.5 million for 1996 and $138.8 million for 1995. These changes primarily reflect changes in the NS stock price. As a result, stockholder's equity increased
$60.5 million in 1996 and $84.2 million in 1995.
     The fair value of "Long-term debt," including current maturities, approximated $627 million at December 31, 1996, and $606 million at December 31, 1995. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity (see Note 8 for carrying values of "Long-term debt"). The fair value of interest rate swaps is immaterial.

------    -------------------------------------------

15.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION

     NW is operated as an integral part of NS Rail. Revenues are allocated to NW based on actual traffic movements as determined by revenue ton miles within market groups. Expenses are allocated to NW based on appropriate criteria for the type of expense. The costs of functions performed by NS, the parent holding company of NS Rail, are also allocated to its rail operating subsidiaries.

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
              Summarized Consolidated Statements of Income
                                         Years ended December 31,
                                    -----------------------------------
                                       1996        1995         1994
                                    ----------  ----------   ----------
                                              ($ in millions)
Railway operating
 revenues                            $1,958.6    $1,911.3     $1,858.1
Railway operating
 expenses                             1,351.6     1,402.6      1,382.7
                                     --------    --------     --------
   Income from railway
     operations                         607.0       508.7        475.4
Other - net                              49.8        38.8         25.8
                                     --------    --------     --------
   Income before
     income taxes                       656.8       547.5        501.2
Provision for income taxes              228.4       186.8        175.1
                                     --------    --------     --------
   Net income                        $  428.4    $  360.7     $  326.1
                                     ========    ========     ========

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
                 Summarized Consolidated Balance Sheets
                                            As of December 31,
                                        --------------------------
                                           1996           1995
                                        ----------     ----------
                                             ($ in millions)
Assets
 Current assets                          $  353.4       $  298.3
 Noncurrent assets                        5,631.2        4,778.2
                                         --------       --------
     Total assets                        $5,984.6       $5,076.5
                                         ========       ========

Liabilities and Stockholder's Equity
 Current liabilities                     $  205.7       $  246.2
 Noncurrent liabilities                   1,812.5        1,603.9
 Stockholder's equity                     3,966.4        3,226.4
                                         --------       --------
     Total liabilities and
        stockholder's equity             $5,984.6       $5,076.5
                                         ========       ========

------    -------------------------------------------

15.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION (continued)

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


16.  COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Conrail by NS
-------------------------------------
     On October 23, 1996, NS announced its intention to commence an all-cash tender offer for all shares of Conrail Inc. (Conrail), a Pennsylvania corporation. On October 24, 1996, Atlantic Acquisition Corporation, a Pennsylvania corporation and a wholly owned subsidiary of NS, offered to purchase all outstanding shares of Conrail's common stock and Series A ESOP Convertible Junior Preferred Stock (collectively, the Shares), including, in each case, the associated Common Stock Purchase Rights, at a price of $100 per Share--approximately $9.1 billion in the aggregate. Shares tendered in the offer or acquired in any subsequent merger would be held in a voting trust pending regulatory approval by the STB. The offer followed the October 15 announcement that Conrail had entered into a merger agreement with CSX Corporation (CSX), whereby Conrail stockholders would receive $92.50 in cash per Share for up to 40 percent of their Shares and receive CSX common stock for the balance of their Shares. On November 6, 1996, CSX and Conrail announced that CSX had raised the cash portion of its offer to $110 per Share and left unchanged the ratio pursuant to which certain Conrail stockholders would receive shares of CSX common stock. On November 8, 1996, NS announced that it had increased its all-cash offer to $110 per Share--approximately
$10.0 billion in the aggregate. On December 19, 1996, CSX and Conrail announced that CSX was adding preferred stock (convertible into CSX common stock) to its offer--a feature said to be worth $16 per Share.
On December 20, NS increased its all-cash offer to $115 per Share-- approximately $11 billion in the aggregate--and on January 13, 1997, NS announced that it would offer to purchase up to 8.2 million Shares (approximately 9.9%), the approximate maximum number of Shares NS can buy without triggering Conrail's current anti-takeover defenses, for $115 per Share, if Conrail stockholders disapproved at a special meeting certain management recommendations designed to facilitate the merger with CSX.
     At that special meeting on January 17, 1997, Conrail stockholders did disapprove those recommendations. Accordingly, on January 22, 1997, NS amended its pending all-cash tender offer by reducing the number of Shares sought to 8.2 million; on February 11, 1997, it acquired
8.2 million Shares for a total of $943 million, pursuant to that amended offer. These Shares have been placed in a voting trust and under certain circumstances might have to be sold at a loss. The Conrail board repeatedly has affirmed its commitment to a merger with CSX.
     On February 12, 1997, NS commenced a second tender offer for the remaining Shares. NS' second tender offer is conditioned upon, among other things, the valid tender of at least Shares sufficient, with those already owned by NS, to constitute at least a majority of the Shares on a fully diluted basis, Subchapter 25F of Pennsylvania's
Business Corporation Law not being applicable to the offer, Conrail's Rights Agreement (or poison pill) having been redeemed or otherwise made inapplicable to NS' tender offer, the merger agreement between CSX and Conrail having been terminated in accordance with its terms or otherwise, and other conditions. NS has received a favorable opinion from the STB regarding the use of a voting trust and has obtained sufficient financing commitments (see "NS Debt Commitments").

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

     The STB has proposed a schedule for handling Conrail control applications which could result in an STB decision in late 1997 or early 1998. If the STB does not approve NS' application or if NS deems any conditions imposed by the STB too onerous, NS would have the right and obligation to sell all Shares held in the voting trust. Such a disposition could result in a significant loss.
     Through December 31, 1996, NS had incurred $76 million of costs associated with the proposed acquisition.
     See also Note 17.

NS Debt Commitments
-------------------
     In connection with the proposed acquisition of Conrail, NS has secured debt commitments sufficient for the tender offer and subsequent merger. The commitments expire on August 1, 1997, except for a portion of a revolving credit facility expiring on August 1, 1998. The total commitment fees will approximate $200 million if the entire facility is used. At December 31, 1996, NS had incurred $57 million of commitment fees.
     In connection with the purchase of the 8.2 million Shares, NS arranged for commercial paper debt in an aggregate amount not to exceed $1.0 billion. All or part of this amount could be refinanced either by issuing additional commercial paper or through drawing on the debt commitment that has been arranged in connection with the all-cash
$115 per share tender offer for all Shares.

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

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers participate in ongoing evaluations of all identified sites, and--after consulting with counsel--any necessary adjustments to initial liability estimates are made. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of December 31, 1996, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $53 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable costs at 111 identified locations based on available information. On that date, nine sites accounted for $19 million of the reserve, and no individual site was considered to be material.
NS Rail anticipates that the majority of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, Norfolk Southern Railway and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability--for acts and omissions, past, present and future--is inherent in the railroad business. Some of the commodities, particularly those classified as hazardous materials, in NS Rail's traffic mix can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, NS Rail owns, or has owned in the past, land holdings used as operating property, or which are leased or may have been leased and operated by others, or held for sale. Because certain conditions may exist on these properties related to environmental problems that are latent or undisclosed, there can be no assurance that NS Rail will not incur liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably now. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known and, after consulting with its legal counsel, Management believes that it has recorded the probable costs based on available information for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Change-in-Control Arrangements
------------------------------
     Norfolk Southern has compensation agreements with officers and certain key employees, which become operative only upon a change in control of the Corporation, as defined in those agreements. The agreements provide generally for payments based on compensation at the time of a covered individual`s involuntary or other specified termination and for certain other benefits.

Capital Expenditure Commitment
------------------------------
     In connection with a long-term transportation contract entered into during 1996, NS Rail has committed to construct and operate four motor vehicle distribution centers. These facilities are scheduled for completion in 1998.

Debt Guarantees
---------------
     As of December 31, 1996, NS Rail and certain of its subsidiaries are contingently liable as guarantors with respect to $48.7 million of indebtedness of related entities.

------    -------------------------------------------

17.  EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS'
     REPORT-CONRAIL DEVELOPMENTS (UNAUDITED)

     Pursuant to an amendment to the merger agreement between CSX and Conrail announced on March 7, 1997, CSX has offered to purchase all Shares for $115 per Share in cash and CSX is permitted to enter into negotiations with other parties, including NS, concerning the acquisition of the securities or assets, or concessions relating to the assets or operations, of Conrail. NS and CSX are negotiating a comprehensive resolution of the issues confronting the eastern railroads based on the proposal submitted by NS to both CSX and Conrail on February 24, 1997. Such a resolution could involve a joint acquisition of Shares by NS and CSX. However, unless and until such negotiations are successfully concluded, NS intends to continue in effect its tender offer for all Shares not owned by NS.

                      INDEPENDENT AUDITORS' REPORT








The Stockholders and Board of Directors
Norfolk Southern Railway Company:

We have audited the consolidated financial statements of Norfolk Southern Railway Company and subsidiaries as listed in the index in Item 8. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in
Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                   /s/ KPMG Peat Marwick LLP




Norfolk, Virginia
January 28, 1997, except as to the second and third paragraphs of
Note 16, which are as of February 12, 1997

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 15, 1997, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 27, 1997, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I hereof beginning on page 18 under "Executive Officers of the Registrant."

                                 PART IV


Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:


     1.   Index to Consolidated Financial Statements:        Page
          ------------------------------------------         ----
          Consolidated Statements of Income
            Years ended December 31, 1996, 1995 and 1994       40

          Consolidated Balance Sheets
            As of December 31, 1996 and 1995                   41

          Consolidated Statements of Cash Flows
            Years ended December 31, 1996, 1995 and 1994       42

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1996, 1995 and 1994       43

          Notes to Consolidated Financial Statements           44

          Independent Auditors' Report                         65

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule Page
          -------------------------------------------------- ----
          Schedule II - Valuation and Qualifying Accounts      72

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

  21      Subsidiaries of the Registrant.

  27      Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1996.

(c)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                     Description
-------   -------------------------------------------------

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1997.


                                NORFOLK SOUTHERN RAILWAY COMPANY



                         By /s/ David R. Goode
                             -----------------------------------------
                               (David R. Goode, President and Chief
                                        Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March, 1997, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

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


/s/ Jon L. Manetta
--------------------------                  Director
   (Jon L. Manetta)


/s/ L. I. Prillaman
--------------------------                  Director
   (L. I. Prillaman)


/s/ Stephen C. Tobias
--------------------------                  Director
   (Stephen C. Tobias)


/s/ Henry C. Wolf
--------------------------                  Director
   (Henry C. Wolf)

                                                         Schedule II
                                                         Page 1 of 2

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1994, 1995 and 1996
                        (In millions of dollars)
                                  Additions charged to
                                  --------------------
                          Beginning            Other                 Ending
                           Balance  Expenses  Accounts   Deductions  Balance
                          --------- --------  --------   ----------  -------

Year ended December 31, 1994
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets   $  2.0    $ --     $ --       $  1.4      $  0.6
Casualty and other claims
 included in other
 liabilities               $277.7    $105.3   $  2.5<F1> $121.3<F2>  $264.2
Current portion of
 casualty and other
 claims included in
 accounts payable          $155.5    $ 26.8   $163.7<F1> $181.9<F3>  $164.1


Year ended December 31, 1995
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets   $  0.6    $ --     $ --       $  0.1      $  0.5
Casualty and other claims
 included in other
 liabilities               $264.2    $ 99.5   $  3.1<F1> $109.5<F2>  $257.3
Current portion of
 casualty and other
 claims included in
 accounts payable          $164.1    $ 21.1   $163.5<F1> $185.1<F3>  $163.6



<F1> Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.

                                                            (continued)

                                                         Schedule II
                                                         Page 2 of 2

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1994, 1995 and 1996
                        (In millions of dollars)
                                  Additions charged to
                                  --------------------
                          Beginning            Other                 Ending
                           Balance  Expenses  Accounts   Deductions  Balance
                          --------- --------  --------   ----------  -------

Year ended December 31, 1996
----------------------------
Valuation allowance
 (included net in
 deferred tax liability)
 for deferred tax assets   $  0.5    $  0.1   $ --       $ --        $  0.6
Casualty and other claims
 included in other
 liabilities               $257.3    $115.1   $  4.0<F1> $129.1<F2>  $247.3
Current portion of
 casualty and other
 claims included in
 accounts payable          $163.6    $ 15.6   $154.5<F1> $168.3<F3>  $165.4




<F1> Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                        Page
Number                  Description                           Number
---------- -------------------------------------------        ------

  21       Subsidiaries of Norfolk Southern Railway.             75

  27       Financial Data Schedule (Required to be
           electronically submitted for use by the
           Securities and Exchange Commission only
           and not deemed part of this filing).                  76