Form 10-Q
period 1997-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1997-08-08
CIK 92275

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                       ----------------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1-5462


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

                Class                 Outstanding as of July 31, 1997
                -----                 -------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1997 and 1996                             3

                  Consolidated Balance Sheets
                  June 30, 1997, and December 31, 1996               4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 and 1996            5

                  Notes to Consolidated Financial Statements      6-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  11-18

PartII. Other Information:

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                                  19

        Item 6.   Exhibits and Reports on Form 8-K                  20

Signatures                                                          21

Index to Exhibits                                                   22

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)

                                   Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
RAILWAY OPERATING REVENUES:
 Coal                              $  325.5  $  328.5   $  651.6  $  652.3
 Merchandise                          606.3     593.1    1,200.5   1,167.2
 Intermodal                           135.0     116.4      260.7     235.2
                                   --------  --------   --------  --------
     Railway operating revenues     1,066.8   1,038.0    2,112.8   2,054.7
                                   --------  --------   --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits            351.6     351.3      713.5     728.6
 Materials, services and rents        176.8     159.6      347.4     312.8
 Depreciation                         103.2     100.4      204.9     199.5
 Diesel fuel                           55.1      56.7      117.8     112.1
 Casualties and other claims           25.1      30.9       54.1      65.6
 Other                                 34.3      39.1       72.9      74.3
                                   --------  --------   --------  --------
     Railway operating expenses       746.1     738.0    1,510.6   1,492.9
                                   --------  --------   --------  --------
     Income from railway operations   320.7     300.0      602.2     561.8

Other income (expense):
 Interest income                        5.1       8.3       11.9      16.2
 Interest expense on debt              (8.3)     (8.8)     (16.9)    (17.0)
 Charge for credit facility
   costs (Note 3)                      --        --        (77.2)     --
 Other - net                            0.1      (4.2)      (0.7)     (4.6)
                                   --------  --------   --------  --------
     Other income (expense)            (3.1)     (4.7)     (82.9)     (5.4)
                                   --------  --------   --------  --------
     Income before income taxes       317.6     295.3      519.3     556.4

Provision for income taxes            117.3     104.7      190.9     202.7
                                   --------  --------   --------  --------
     NET INCOME                    $  200.3  $  190.6   $  328.4  $  353.7
                                   ========  ========   ========  ========




See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)


                                                 June 30,     December 31,
                                                   1997           1996
                                                ----------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    50.2      $   172.1
 Short-term investments                             130.3          143.4
 Accounts receivable - net                          587.7          545.7
 Materials and supplies                              63.1           61.2
 Deferred income taxes                               96.9           95.3
 Other current assets                                78.8          119.8
                                                ---------      ---------
     Total current assets                         1,007.0        1,137.5

Due from NS - net (Note 3)                            7.2           --
Investments                                         999.8          870.7
Properties less accumulated depreciation          9,296.7        9,014.9
Other assets                                         53.5           30.2
                                                ---------      ---------
     TOTAL ASSETS                               $11,364.2      $11,053.3
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   548.5          549.8
 Income and other taxes                             215.9          158.3
 Due to NS - net (Note 3)                            --             64.9
 Other current liabilities                          135.1          109.0
 Current maturities of long-term debt (Note 4)       59.4           54.3
                                                ---------      ---------
     Total current liabilities                      986.1          963.5

Long-term debt (Note 4)                             582.7          543.6
Other liabilities                                   857.4          886.0
Minority interests                                    2.1            2.4

Deferred income taxes (Note 3)                    2,924.6        2,886.0
                                                ---------      ---------
     TOTAL LIABILITIES                            5,352.9        5,281.5
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Other capital                                      525.5          525.5
 Unrealized gain on marketable securities           457.6          397.8
 Retained income                                  4,806.7        4,627.0
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   6,011.3        5,771.8
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,364.2      $11,053.3
                                                =========      =========

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                       1997        1996
                                                     -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 328.4      $ 353.7
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)          77.2         --
     Depreciation                                      205.5        200.0
     Deferred income taxes                               3.9         10.5
     Nonoperating gains on property sales               (5.2)        (2.7)
     Changes in assets and liabilities
       affecting operations:
        Accounts receivable                            (42.0)       (27.7)
        Materials and supplies                          (1.9)        (0.5)
        Other current assets                            25.4         21.8
        Current liabilities other than debt             64.9         42.0
        Other - net                                    (18.8)         0.2
                                                     -------      -------
          Net cash provided by operating activities    637.4        597.3

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (455.7)      (309.5)
 Property sales and other transactions                  35.3         33.0
 Investments, including short-term                    (134.1)      (116.3)
 Investment sales and other transactions               111.3        131.4
                                                     -------      -------
          Net cash used for investing activities      (443.2)      (261.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                     (1.4)      (149.6)
 Due to/from NS-net                                   (296.7)      (200.2)
 Proceeds from long-term borrowings (Note 4)             2.0          9.6
 Debt repayments                                       (20.0)       (22.8)
                                                     -------      -------
          Net cash used for financing activities      (316.1)      (363.0)
                                                     -------      -------
          Net decrease in cash and cash equivalents   (121.9)       (27.1)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                  172.1         49.3
                                                     -------      -------
 At end of period                                    $  50.2      $  22.2
                                                     =======      =======
----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  33.9      $  36.9
   Income taxes                                      $ 111.6      $ 155.2

* Cash equivalents are highly liquid investments purchased three months or less from maturity.
See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly NS Rail's financial position as of June 30, 1997, and its results of operations and cash flows for the six months ended June 30, 1997, and 1996.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Report(s) on Form 10-Q.

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

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL) BY NS
   -------------------------------------------------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive
   $115 per share in cash. NS' share of the purchase price to acquire Conrail stock is expected to total $5.8 billion (including related fees and expenses), and gives NS a 58% economic and a 50% voting interest in the entity which owns Conrail. All Conrail stock jointly owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not likely prior to mid-1998. The transaction will be consummated after STB approval and is contingent upon, among other things, attainment of labor implementing agreements (see also Note 3, "Charge for Credit Facility Costs").

   NS DEBT COMMITMENTS
   -------------------
   On May 21, 1997, NS terminated the remaining $1.65 billion of the commitments available under a $13.0 billion credit agreement dated February 10, 1997, as amended. NS currently has in place a $2.8 billion, five-year credit facility to support its outstanding commercial paper. The credit facility provides for interest on borrowings at prevailing rates and contains customary financial

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)

2. Commitments and Contingencies (continued)

   NS DEBT COMMITMENTS (continued)
   -------------------
   covenants. The cost of the Conrail transaction was financed through the issuance of senior term debt and commercial paper (see Note 3, "Cash Required for NS Debt"). On May 14, 1997, NS terminated the contracts and agreements previously entered into to hedge its exposure to changes in interest rates.

3. Related Parties

   GENERAL
   -------
   Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are allocated to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   CHARGE FOR CREDIT FACILITY COSTS
   --------------------------------
   NS Rail recorded a $77.2 million pretax charge in the first quarter of 1997 for the direct costs, principally loan commitment fees, of having secured and maintained certain now-terminated commitments under the February credit agreement (see Note 2, "NS Debt Commitments"). This charge reduced net income by $49.7 million.

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

3. Related Parties (continued)

   INTERCOMPANY ACCOUNTS
   ---------------------
                                 June 30, 1997        December 31, 1996
                               ------------------    ------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
   Due from NS:
     Advances                  $ 271.3     4.7%      $ 155.6     4.1%

   Due to NS:
     Notes and advances          264.1     6.7%        220.5     6.1%
                               -------               -------
           Due from NS - net   $   7.2               $ (64.9)
                               =======               =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At June 30, 1997, and December 31, 1996,
   NS Rail had intercompany federal income tax payables (which are included in deferred income taxes in the Consolidated Balance
   Sheets) of $292.6 million.

   CASH REQUIRED FOR NS DEBT
   -------------------------
   To finance the cost of the Conrail transaction, NS has issued and sold commercial paper and $4.3 billion of senior term notes. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

4. Capital Lease Obligations

   During the first halves of 1997 and 1996, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $64.0 million in 1997 and $107.8 million in 1996 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.83 percent and 7.40 percent for the leases entered into in 1997, and between 6.20 percent and

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)

4. Capital Lease Obligations (continued)

   6.75 percent for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy. NS Rail's use of interest rate swaps has been limited to those discussed above.

5. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------
                                  Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                  ------------------    ------------------
                                    1997      1996        1997      1996
                                  --------  --------    --------  --------
                                                (Unaudited)
   Railway operating revenues     $  511.1  $  500.8    $1,009.5  $  984.0
   Railway operating expenses        347.5     342.7       705.3     707.3
                                  --------  --------    --------  --------
         Income from operations      163.6     158.1       304.2     276.7

   Other - net                        23.5      11.7         5.3      22.9
                                  --------  --------    --------  --------
         Income before
           income taxes              187.1     169.8       309.5     299.6

   Provision for income taxes         68.9      60.6       113.4     108.8
                                  --------  --------    --------  --------
         Net income               $  118.2  $  109.2    $  196.1  $  190.8
                                  ========  ========    ========  ========

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All Tables in millions of dollars)

5. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------
                                          June 30,     December 31,
                                            1997           1996
                                        -----------    ------------
                                                (Unaudited)
   Assets
     Current assets                       $  370.6       $  353.4
     Noncurrent assets                     5,937.2        5,631.2
                                          --------       --------
         Total assets                     $6,307.8       $5,984.6
                                          ========       ========
   Liabilities and stockholder's equity
     Current liabilities                  $  262.9       $  205.7
     Noncurrent liabilities                1,830.8        1,812.5
     Stockholder's equity                  4,214.1        3,966.4
                                          --------       --------
         Total liabilities and
           stockholder's equity           $6,307.8       $5,984.6
                                          ========       ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter was $200.3 million, an increase of $9.7 million, or 5 percent, compared with the second quarter of 1996. Net income for the six months ended June 30, 1997, was $328.4 million, down $25.3 million, or 7 percent, compared with the same period last year. Income from railway operations was up 7 percent for both the second quarter and the first six months. Included in 1997's first quarter results was a $77.2 million ($49.7 million after-tax) charge for costs related to the February credit agreement which had been established and maintained by NS to purchase all Conrail shares (see Note 3, "Charge for Credit Facility Costs"). Excluding the charge, net income for the first six months was $378.1 million, up $24.4 million, or 7 percent.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were a record $1.07 billion, up
$28.8 million, or 3 percent.  For the first six months, railway operating revenues were a record $2.11 billion, up $58.1 million, or 3 percent.  As shown in the following table, increased traffic volume was partly offset by lower revenue per unit in both periods.
                                 Second Quarter      First Six Months
                                  1997 vs. 1996        1997 vs. 1996
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $  34.4               $  76.4
     Revenue per unit                  (5.6)                (18.3)
                                    -------               -------
                                    $  28.8               $  58.1
                                    =======               =======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                             Revenues
                           -------------------------------------------
                              Second Quarter           Six Months
                             1997        1996       1997       1996
                           --------    --------   --------   --------
                                        ($ in millions)
Coal                       $  325.5    $  328.5   $  651.6   $  652.3

Chemicals                     149.5       139.8      296.7      280.9
Paper/forest                  134.2       128.7      269.0      258.4
Automotive                    132.1       133.7      255.9      252.0
Agriculture                    95.3        97.1      194.5      198.7
Metals/construction            95.2        93.8      184.4      177.2
                           --------    --------   --------   --------
   General merchandise        606.3       593.1    1,200.5    1,167.2

Intermodal                    135.0       116.4      260.7      235.2
                           --------    --------   --------   --------
   Total                   $1,066.8    $1,038.0   $2,112.8   $2,054.7
                           ========    ========   ========   ========

                                             Carloads
                           ------------------------------------------
                              Second Quarter           Six Months
                             1997        1996       1997       1996
                           --------    --------   --------   --------
                                         (in thousands)
Coal                          327.4       334.5      655.1      654.1

Chemicals                     102.2        92.7      202.8      189.3
Paper/forest                  114.2       108.4      228.9      218.2
Automotive                     97.0        95.8      189.1      179.6
Agriculture                    89.4        90.8      180.4      183.9
Metals/construction            98.6        96.4      185.8      179.1
                           --------    --------   --------   --------
   General merchandise        501.4       484.1      987.0      950.1

Intermodal                    373.0       323.2      715.2      642.4
                           --------    --------   --------   --------
   Total                    1,201.8     1,141.8    2,357.3    2,246.6
                           ========    ========   ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Second-quarter coal revenues were 1 percent below those in the second quarter of 1996, and were about even for the first six months. The decline in the second quarter was due to a 1 percent reduction in handled tonnage. Decreased utility volumes due to mild weather and unexpected plant outages more than offset increased export volume. An increase in average revenue per car was primarily due to the increase in higher-rated export traffic coupled with the decrease in lower-rated utility traffic. For the first six months, a 1 percent increase in tonnage was offset by lower average revenue per car. Export coal tonnage was up 8 percent, principally due to increased shipments to Japan, Holland and Brazil. Utility tonnage declined 1 percent as decreases in the second quarter more than offset gains in the first quarter. Coal revenues are expected to continue to track prior-year levels in the second half of 1997.

General Merchandise
-------------------
General merchandise revenues increased 2 percent in the second quarter, and 3 percent for the first half. Increased chemicals, paper/forest and metals/construction revenues were principally responsible for the improvements.

Chemicals revenues increased 7 percent in the quarter and 6 percent for the first six months, due to increased traffic volume resulting from strong demand for fertilizer, petroleum, plastics and chloral-alkali. Average revenue per car declined due to increased volumes of short-haul and lower-rated traffic. Chemicals revenues are expected to remain strong for the remainder of the year.

Paper/forest revenues increased 4 percent for both the second quarter and the first six months, due to 5 percent increases in traffic volume for both periods. Increased wood chip and kaolin traffic volumes, largely attributable to new wood chip business and continued increases in demand for coated paper, were principally responsible for the improvements. Paper/forest revenues are expected to continue to compare favorably with those of last year.

Metals/construction revenues increased 2 percent in the second quarter and 4 percent for the first six months, reflecting increased traffic volume attributable to strong demand for aluminum and aggregates required for new construction projects. Metals/construction revenues are expected to continue to show moderate improvement compared with last year.

Automotive revenues declined 1 percent in the second quarter, but increased 2 percent for the first half. For the quarter, a decrease in finished vehicles traffic more than offset increased parts traffic. However, for the first six months, increased parts traffic more than offset lower finished vehicles traffic. The decreases in finished vehicles traffic was primarily the result of industrywide bilevel equipment shortages. In the second half, NS expects to acquire 326 new

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

bilevels to help alleviate the equipment shortages. Finished vehicles traffic was also affected by strikes during April and May. Average revenue per car decreased due to a shorter length of haul compared with last year and to a shift in the traffic mix. Automotive traffic growth is expected to be minimal in the second half of 1997 due to slower sales of vehicles, continued shortages of bilevel equipment and flat growth for vehicle parts, compared with very strong growth in the second half of 1996. In addition, construction of the new JIT rail facility for GM at Dayton, Ohio, has been deferred pending disposition of the NS/CSX application for control of Conrail.

Agriculture revenues decreased 2 percent in both the second quarter and first six months, primarily due to decreased traffic volume resulting from last year's poor harvest for soybeans and corn in NS' service area. For the remainder of the year, agriculture traffic is expected to approach last year's levels.

Intermodal
----------
Intermodal revenues increased 16 percent in the second quarter and 11 percent for the first half. Container traffic posted volume increases of 18 percent for the quarter and 13 percent for the first half. Growth in trailer volume also was strong, increasing 15 percent for the quarter and 9 percent for the first six months. Triple Crown Services Company volume increased 8 percent for the quarter and 10 percent for the first half. Intermodal revenues are expected to continue to grow during the remainder of the year.

Railway Operating Expenses
--------------------------
Railway operating expenses increased 1 percent for both the second quarter and the first six months, compared with the same periods last year.

The only large increase was in materials, services and rents, which was up 11 percent for both the quarter and the first half. The increases were principally the result of higher equipment rents due to: (1) a change in the mix of traffic in 1997 reflecting an increase in received traffic, which generates rents payable, and a decrease in forwarded traffic, which generates rents receivable; and (2) new freight car leases, mainly covered hoppers and some box cars. Purchased services were also higher as a result of handling charges, such as loading, unloading and drayage related to the significant increase in intermodal traffic.

Diesel fuel expense decreased 3 percent in the second quarter, but increased 5 percent in the first half. For the quarter, price per gallon declined 5 percent, compared with last year, posting the first quarterly comparative decline in two years. For the first six months, average diesel fuel prices remained ahead of last year's levels reflecting the increase in the first quarter. Higher consumption due to increased traffic also contributed to the increase for the first half.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Compensation and benefits expense were essentially flat for the second quarter, but were down 2 percent for the first six months. Favorable experience in employee benefit costs and comparatively higher expenses in last year's first quarter due to harsh weather conditions more than offset increased compensation costs related to stock-based compensation.

Casualties and other claims expense decreased 19 percent in the second quarter and 18 percent in the first six months. The declines were due to favorable liability insurance experience resulting in a premium rebate for earlier periods, a continuation of favorable experience in personal injury claims and lower environmental remediation expenses than last year.

Other expense declined 12 percent in the second quarter and 2 percent in the first half. The decrease in the second quarter was the result of a favorable adjustment of property tax accruals.

The 3 percent increase in railway operating revenues combined with only a 1 percent increase in railway operating expenses produced a second-quarter railway operating ratio of 69.9 percent, the lowest quarterly operating ratio in NS Rail's history. For the first six months, the railway operating ratio also was a record--71.5 percent.

Other Income (Expense)
----------------------
Total other income and expense in the second quarter was an expense of $3.1 million, compared with an expense of $4.7 million in second-quarter 1996. For the first six months, total other income and expense was an expense of $82.9 million, compared with an expense of $5.4 million in the first half of 1996. The large variance for the first six months was principally attributable to the one-time charge of $77.2 million in the first quarter of 1997 to write off costs incurred to establish and maintain a $13 billion credit facility in connection with NS' bid to acquire all of Conrail (see also "Joint Acquisition of Conrail by NS," below, and Notes 2 and 3, "Charge for Credit Facility Costs").

Income Taxes
------------
The effective income tax rate for the second quarter was 36.9 percent, compared with 35.5 percent for second-quarter 1996. For the first half, the effective rate was 36.8 percent, compared with 36.4 percent last year. The higher effective rates in 1997 reflect last year's favorable second-quarter adjustment related to settlement of federal income tax years 1990, 1991 and 1992.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                     June 30, 1997   December 31, 1996
                                    --------------   -----------------
                                           (Dollars in millions)
   Cash and short-term investments     $180.5              $315.5
   Debt to total capitalization          10.0%                9.8%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operations, compared with the first six months of last year, was primarily attributable to an increase in income, excluding the charge for credit facility costs.

CASH USED FOR INVESTING ACTIVITIES increased principally due to higher property additions in the first quarter of 1997, compared with last year, the result of increased roadway additions and the purchase of some locomotives in 1997 using cash, instead of capital leases.

CASH USED FOR FINANCING ACTIVITIES includes proceeds from long-term borrowings which represents amounts received in connection with capital lease transactions (see Note 4). The decrease in dividends paid in the first half of 1997, compared with the same period last year, resulted from the declaration this year of a non-cash dividend (see Note 3, "Non-Cash Dividend").

As discussed in Note 3, NS has issued a significant amount of long-term debt. Funds to service this debt are expected to come primarily from NS Rail, NS' principal subsidiary.

JOINT ACQUISITION OF CONRAIL BY NS
----------------------------------
On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note 2).
On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive $115 per share in cash. NS' estimated total cost for its share of the acquisition is expected to be $5.8 billion. On June 23, 1997, NS and CSX filed a joint application with the STB for control and division of Conrail and related matters necessary to implementation of the control transaction. The application addresses projected traffic flows, proposed operations and related matters; outlines the capital investments NS and CSX each plan to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

contains certain historical and pro forma financial information required by the STB. The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights and modification of other terms of proposed operations. The STB issued a scheduling order that provides for issuance of a final STB decision no later than June 8, 1998, to become effective 30 days later. No assurance can be given with respect to the receipt of STB approval or modifications or conditions that may be imposed in connection therewith. A favorable decision by the STB would permit NS and CSX to exercise control over Conrail by mid-1998. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, DC 20423-0001.

Until the date NS and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and management. After the Control Date, various agreements between NS and CSX provide, among other things and subject to approval by the STB and other conditions, for each of the parties: (1) separately to operate portions of the routes and assets now operated by Conrail, and (2) jointly to operate other Conrail properties. Those agreements also provide for the allocation between NS and CSX of responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NS and CSX, NS will not have complete access to Conrail's related books, records and physical assets, and will not know the exact division of the Conrail properties. As a consequence, it is not possible at this time for NS to state or to assess with precision the amount of its share of Conrail assets and liabilities.

NS has identified a number of synergies related to the transaction which its management believes can be achieved and that are estimated to yield operating income in nominal dollars of about $86 million in 1998, $327 million in 1999 and $564 million by the year 2000. For 1996, NS' and Conrail's most recent full calendar year, combined operating income, reflecting 58 percent of Conrail's operating income adjusted for non-recurring charges, was $1.6 billion. These estimates assume that NS will begin achieving transaction synergies beginning July 1, 1998, and reflect anticipated operating expense savings and revenue enhancements and do not include any one-time costs to achieve such improvements. Expense savings are expected to be $73 million in 1998, $257 million in 1999, and $432 million in 2000. Expense savings are expected to result from, among other things, reduced general and administrative expenses, improved equipment utilization and maintenance, improved use of rail yards and routes, more efficient purchasing of material and equipment coupled with maintenance-of-way efficiencies, and more efficient transportation operations. Contribution from incremental revenue enhancements are expected to be $13 million in 1998, $70 million in 1999, and $132 million in 2000. Revenue

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

enhancements are expected to result from net new business (single-line service, new coal traffic and the diversion of truck traffic to rail).
NS estimates that it will incur one-time transitional capital expenditures in connection with the integration of operations of $120 million in 1998, $241 million in 1999, and $145 million in 2000. NS expects the acquisition to be dilutive to earnings by approximately
2 percent in 1997 (excluding the $77.2 million credit facility charge) and 1 percent in 1998. NS anticipates the synergies from the transaction will result in accretion in NS' earnings per share of about 14 percent in 1999 and 25 percent in 2000.

The foregoing estimates of cost savings, synergies, and projected earnings per share are "forward-looking" and inherently subject to significant uncertainties and contingencies, many of which are beyond the control of NS, including: (a) future economic conditions in the markets in which NS and Conrail operate; (b) financial market conditions; (c) inflation rates;
(d) changing competition and the effects of new and increased competition in the areas served by NS and Conrail; (e) changes in the economic regulatory climate in the United States railroad industry; (f) NS' ability to eliminate or reduce duplicative administrative and other functions and facilities following the transaction; (g) labor uncertainties and NS' ability to implement anticipated labor savings; (h) unanticipated environmental and other situations relating to Conrail assets; (i) NS' ability to integrate certain Conrail assets, including its information technology systems, within NS' systems; and (j) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. There can be no assurance that the estimated savings, revenue increases, synergies or projected earnings per share will be achieved; actual savings, revenue increases, synergies and earnings per share may vary materially from those estimated. The inclusion of such estimates herein should not be regarded as an indication or affirmation that NS or any other party considers such estimates an accurate prediction of future events.


DERIVATIVE FINANCIAL INSTRUMENTS

NS Rail uses derivative financial instruments in limited instances to manage interest rate risk. NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating rate debt instruments and by entering into interest rate hedging transactions to achieve a targeted mix within its debt portfolio.
NS Rail had a limited number of interest rate swaps in place at June 30, 1997 (see Note 4), all of which were accounted for as hedging transactions. Because these derivative instruments are being used to convert certain fixed-rate debt to a variable market-based rate, NS Rail's total potential interest rate exposure under these swaps is not determinable. However, NS Rail's management considers it highly unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on the Company's financial position, results of operations or liquidity.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 27, 1997, at which meeting two directors were elected to the class whose term will expire in 2000, and one director was elected to the class whose term will expire in 1999.

        The three nominees for directors, who were uncontested, were elected by the following vote:

                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     James C. Bishop, Jr.     17,633,448 votes          7,679 votes

     L. I. Prillaman          17,633,448 votes          7,679 votes


                               TWO-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     Jon L. Manetta           17,632,696 votes          8,431 votes

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             A report on Form 8-K dated April 8, 1997, was filed electronically on April 21, 1997; an amendment thereto, dated May 1, 1997, was filed electronically on May 1, 1997; and a further amendment thereto, dated May 12, 1997, was filed electronically on May 13, 1997; such report, as amended, reporting that NS had entered into an agreement with CSX Corporation providing for a joint acquisition of Conrail.

             A report on Form 8-K dated April 23, 1997, was filed electronically on April 23, 1997, reporting NS' first-quarter earnings and results of operations and discussing NS' proposed acquisition (with CSX) of Conrail and the subsequent operation by NS of a significant portion of the routes and assets of Conrail.

             A report on Form 8-K dated May 14, 1997, was filed electronically on May 21, 1997, reporting that NS had entered into pricing agreements in connection with the proposed issuance and sale of NS' notes.

             A report on Form 8-K dated May 23, 1997, was filed electronically on May 28, 1997, reporting that approximately 57,407,389 shares of Conrail had been accepted for payment pursuant to NS' and CSX's joint tender offer which expired on May 23, 1997.

             A report on Form 8-K dated June 23, 1997, was filed electronically on July 1, 1997, reporting that NS and CSX had filed with the Surface Transportation Board on June 23, 1997, their formal application for control of Conrail.

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




Date:   August 8, 1997         /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:   August 8, 1997         /s/ John P. Rathbone
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