Form 10-Q
period 1997-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1997-11-10
CIK 92275

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1-5462


                     NORFOLK SOUTHERN RAILWAY COMPANY
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Virginia                               53-6002016
----------------------------------------  -------------------------------
    (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)


       Three Commercial Place
          Norfolk, Virginia                          23510-2191
----------------------------------------  -------------------------------
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code       (757) 629-2682
                                                       ------------------

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

                Class                 Outstanding as of October 31, 1997
                -----                 ----------------------------------
     Common Stock (par value $1.00)                16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.   Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1997 and 1996                        3

                  Consolidated Balance Sheets
                  September 30, 1997, and December 31, 1996          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996      5

                  Notes to Consolidated Financial Statements      6-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  11-17

PartII. Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                  18

Signatures                                                          19

Index to Exhibits                                                   20

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                         (In millions of dollars)
                                (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                     1997      1996       1997      1996
                                   --------  --------   --------  --------
RAILWAY OPERATING REVENUES:
 Coal                              $  325.7  $  327.5   $  977.3  $  979.8
 Merchandise                          580.6     570.3    1,781.1   1,737.5
 Intermodal                           141.8     122.3      402.5     357.5
                                   --------  --------   --------  --------
     Railway operating revenues     1,048.1   1,020.1    3,160.9   3,074.8
                                   --------  --------   --------  --------
RAILWAY OPERATING EXPENSES:
 Compensation and benefits            351.5     341.3    1,065.0   1,069.9
 Materials, services and rents        174.1     156.1      521.5     468.9
 Depreciation                         105.0     101.0      309.9     300.5
 Diesel fuel                           51.3      53.7      169.1     165.8
 Casualties and other claims           30.9      28.2       85.0      93.8
 Other                                 38.1      39.5      111.0     113.8
                                   --------  --------   --------  --------
     Railway operating expenses       750.9     719.8    2,261.5   2,212.7
                                   --------  --------   --------  --------
     Income from railway operations   297.2     300.3      899.4     862.1

Other income (expense):
 Interest income                        7.7       6.5       19.6      22.7
 Interest expense on debt              (7.6)     (8.3)     (24.5)    (25.3)
 Charge for credit
   facility costs (Note 3)             --        --        (77.2)     --
 Other - net                           (1.8)      3.1       (2.5)     (1.5)
                                   --------  --------   --------  --------
     Other income (expense)            (1.7)      1.3      (84.6)     (4.1)
                                   --------  --------   --------  --------
     Income before income taxes       295.5     301.6      814.8     858.0

Provision for income taxes             89.9      92.8      280.8     295.5
                                   --------  --------   --------  --------
     NET INCOME                    $  205.6  $  208.8   $  534.0  $  562.5
                                   ========  ========   ========  ========




See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                         (In millions of dollars)
                                (Unaudited)


                                               September 30,  December 31,
                                                    1997          1996
                                                ------------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $    14.6      $   172.1
 Short-term investments                             128.5          143.4
 Accounts receivable - net                          582.6          545.7
 Materials and supplies                              58.2           61.2
 Deferred income taxes                              100.3           95.3
 Other current assets                                73.1          119.8
                                                ---------      ---------
     Total current assets                           957.3        1,137.5

Due from NS - net (Note 3)                          192.8           --
Investments                                       1,029.8          870.7
Properties less accumulated depreciation          9,383.6        9,014.9
Other assets                                         62.6           30.2
                                                ---------      ---------
     TOTAL ASSETS                               $11,626.1      $11,053.3
                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    27.2      $    27.2
 Accounts payable                                   556.1          549.8
 Income and other taxes                             213.0          158.3
 Due to NS - net (Note 3)                            --             64.9
 Other current liabilities                          128.6          109.0
 Current maturities of long-term debt (Note 4)       59.5           54.3
                                                ---------      ---------
     Total current liabilities                      984.4          963.5

Long-term debt (Note 4)                             557.3          543.6
Other liabilities                                   848.0          886.0
Minority interests                                    2.2            2.4

Deferred income taxes (Note 3)                    3,006.1        2,886.0
                                                ---------      ---------
     TOTAL LIABILITIES                            5,398.0        5,281.5
                                                ---------      ---------
Stockholders' equity:
 Serial preferred stock $50 stated value             54.8           54.8
 Common stock $10 stated value                      166.7          166.7
 Additional paid-in capital                         525.5          525.5
 Unrealized gain on marketable securities           469.5          397.8
 Retained income                                  5,011.6        4,627.0
                                                ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   6,228.1        5,771.8
                                                ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $11,626.1      $11,053.3
                                                =========      =========

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                         (In millions of dollars)
                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
                                                     1997         1996
                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $  534.0    $  562.5
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)         77.2        --
     Depreciation                                     310.9       301.4
     Deferred income taxes                             44.5        41.0
     Nonoperating gains on property sales              (6.5)      (11.2)
     Changes in assets and liabilities
       affecting operations:
        Accounts receivable                           (36.9)      (50.9)
        Materials and supplies                          3.0         3.9
        Other current assets                           37.2        28.7
        Current liabilities other than debt            63.0        (5.5)
        Other - net                                    (5.5)       36.6
                                                   --------    --------
         Net cash provided by operating activities  1,020.9       906.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                         (661.0)     (462.0)
 Property sales and other transactions                 43.5        60.3
 Investments, including short-term                   (156.9)     (155.2)
 Investment sales and other transactions              123.8       171.2
                                                   --------    --------
         Net cash used for investing activities      (650.6)     (385.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                    (2.1)     (150.3)
 Due to/from NS-net                                  (482.3)     (211.6)
 Proceeds from long-term borrowings (Note 4)            2.0         9.6
 Debt repayments                                      (45.4)      (50.9)
                                                   --------    --------
         Net cash used for financing activities      (527.8)     (403.2)
                                                   --------    --------
         Net increase (decrease) in cash
           and cash equivalents                      (157.5)      117.6

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                 172.1        49.3
                                                   --------    --------
 At end of period                                  $   14.6    $  166.9
                                                   ========    ========
--------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)           $   50.0    $   52.0
   Income taxes                                    $  178.4    $  267.1

* Cash equivalents are highly liquid investments purchased three months or less from maturity.
See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly NS Rail's financial position as of September 30, 1997, and its results of operations and cash flows for the nine months ended September 30, 1997, and 1996.

   While Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the Corporation's latest Annual Report on Form 10-K and subsequent Quarterly Report(s) on Form 10-Q and any Current Reports on Form 8-K.

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

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL) BY NS
   -------------------------------------------------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or was converted into the right to receive $115 per share in cash. NS' share of the purchase price to acquire Conrail stock is expected to total $5.8 billion (including the cost of shares acquired prior to May 23 and the transaction fees and expenses). NS has a 58% economic and a 50% voting interest in the entity which owns Conrail. All Conrail stock jointly owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not likely prior to mid-1998. The transaction will be consummated after STB approval and is contingent upon, among other things, attainment of labor implementing agreements (see also
   Note 3, "Charge for Credit Facility Costs").

   NS DEBT COMMITMENTS
   -------------------
   On May 21, 1997, NS terminated the remaining $1.65 billion of the commitments available under a $13.0 billion credit agreement dated February 10, 1997, as amended. NS currently has in place a $2.8 billion, five-year credit facility that supports its commercial

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)

2. Commitments and Contingencies (continued)

   NS DEBT COMMITMENTS (continued)
   -------------------
   paper. The credit facility provides for interest on borrowings at rates prevailing at the time and contains customary financial covenants. The cost of the Conrail transaction was financed through the issuance of senior term debt and commercial paper (see Note 3, "Cash Required for NS Debt"). On May 14, 1997, NS terminated the contracts and agreements previously entered into to hedge its exposure to changes in interest rates.

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

3. Related Parties (continued)

   INTERCOMPANY ACCOUNTS
   ---------------------
                               September 30, 1997    December 31, 1996
                               ------------------   -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
   Due from NS:
     Advances                  $ 494.4     4.9%      $ 155.6     4.1%

   Due to NS:
     Notes and advances          301.6     7.1%        220.5     6.1%
                               -------               -------
         Due from (to) NS-net  $ 192.8               $ (64.9)
                               =======               =======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At September 30, 1997, and December 31, 1996, NS Rail had intercompany federal income tax payables (which are included in deferred income taxes in the Consolidated Balance Sheets) of $323.4 million and $292.6 million, respectively.

   CASH REQUIRED FOR NS DEBT
   -------------------------
   To finance the cost of the Conrail transaction, NS has issued and sold commercial paper and $4.3 billion of senior term notes. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

4. Capital Lease Obligations

   During the first halves of 1997 and 1996, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations totaling $64.0 million in 1997 and $107.8 million in 1996 were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.83 percent and 7.40 percent for the leases entered into in 1997, and between 6.20 percent and
   6.75 percent for those entered into in 1996.  All were converted to

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

5. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------
                                 Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                 ------------------  ------------------
                                   1997      1996      1997      1996
                                 --------  --------  --------  --------
                                               (Unaudited)
     Railway operating revenues  $  498.9  $  471.6  $1,508.4  $1,455.6
     Railway operating expenses     356.8     332.7   1,062.1   1,040.0
                                 --------  --------  --------  --------
           Income from operations   142.1     138.9     446.3     415.6

     Other - net                     23.2      14.3      28.5      37.2
                                 --------  --------  --------  --------
           Income before
             income taxes           165.3     153.2     474.8     452.8

     Provision for income taxes      49.9      49.5     163.3     158.3
                                 --------  --------  --------  --------
           Net income            $  115.4  $  103.7  $  311.5  $  294.5
                                 ========  ========  ========  ========

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements
                    (All tables in millions of dollars)

5. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------
                                           September 30,  December 31,
                                               1997           1996
                                           ------------   -----------
                                                   (Unaudited)
   Assets
     Current assets                          $  379.2       $  353.4
     Noncurrent assets                        6,049.3        5,631.2
                                             --------       --------
        Total assets                         $6,428.5       $5,984.6
                                             ========       ========
   Liabilities and stockholder's equity
     Current liabilities                     $  238.3       $  205.7
     Noncurrent liabilities                   1,850.3        1,812.5
     Stockholder's equity                     4,339.9        3,966.4
                                             --------       --------
        Total liabilities and
          stockholder's equity               $6,428.5       $5,984.6
                                             ========       ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
Net income for the third quarter was $205.6 million, a decrease of $3.2 million, or 2 percent, compared with the third quarter of 1996. Net income for the nine months ended September 30, 1997, was $534.0 million, down $28.5 million, or 5 percent, compared with the same period last year. The third-quarter decrease was primarily attributable to a 1 percent decrease in income from railway operations and lower nonoperating income. Included in 1997's year-to-date results was a $77.2 million ($49.7 million after-tax) charge for costs related to the February credit agreement which had been established and maintained by NS to purchase all Conrail shares (see Note 3, "Charge for Credit Facility Costs"). Excluding the charge, net income for the first nine months was $583.7 million, up $21.2 million, or 4 percent, due to increased income from railway operations.

Railway Operating Revenues
--------------------------
Third-quarter railway operating revenues were a record $1.05 billion, up
$28.0 million, or 3 percent.  For the first nine months, railway operating revenues were a record $3.16 billion, up $86.1 million, or 3 percent.  As shown in the following table, increased traffic volume and higher revenue per unit were responsible for the third-quarter improvement, while the beneficial effects of increased traffic volume were partly offset by lower revenue per unit for the first nine months.
                                  Third Quarter      First Nine Months
                                  1997 vs. 1996        1997 vs. 1996
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                       (In millions of dollars)
     Traffic volume (carloads)      $  20.0               $  96.0
     Revenue per unit                   8.0                  (9.9)
                                    -------               -------
                                    $  28.0               $  86.1
                                    =======               =======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                            Revenues
                           ------------------------------------------
                               Third Quarter          Nine Months
                             1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
                                         ($ in millions)
Coal                       $  325.7   $  327.5   $  977.3  $  979.8

Chemicals                     144.3      141.4      441.0     422.3
Paper/forest                  138.0      130.1      407.0     388.5
Automotive                    112.1      112.2      368.0     364.2
Agriculture                    93.6       94.4      288.1     293.1
Metals/construction            92.6       92.2      277.0     269.4
                           --------   --------   --------  --------
   General merchandise        580.6      570.3    1,781.1   1,737.5

Intermodal                    141.8      122.3      402.5     357.5
                           --------   --------   --------  --------
   Total                   $1,048.1   $1,020.1   $3,160.9  $3,074.8
                           ========   ========   ========  ========

                                             Carloads
                           -------------------------------------------
                               Third Quarter          Nine Months
                             1997       1996       1997       1996
                           ---------  ---------  ---------  ---------
                                         (in thousands)
Coal                          332.3      333.4      987.4     987.5

Chemicals                     100.8       97.5      303.6     286.8
Paper/forest                  116.1      111.6      345.0     329.8
Automotive                     81.4       83.5      270.5     263.1
Agriculture                    86.9       91.6      267.3     275.5
Metals/construction            96.2       94.4      282.0     273.5
                           --------   --------   --------  --------
   General merchandise        481.4      478.6    1,468.4   1,428.7

Intermodal                    379.8      334.1    1,095.0     976.5
                           --------   --------   --------  --------
   Total                    1,193.5    1,146.1    3,550.8   3,392.7
                           ========   ========   ========  ========

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Revenues from coal traffic were down slightly in both the third quarter and the first nine months, compared with the same periods last year. Tonnage handled increased 1 percent for both periods as gains in export and steel coal volume offset declines in utility coal volume. Export coal tonnage increased 7 percent in the third quarter and 8 percent for the first nine months, primarily due to increased shipments to Holland, Japan and Brazil. Utility tonnage decreased 3 percent in the third quarter and 2 percent for the first nine months, principally due to reduced shipments because of the mild summer, unscheduled plant outages and service disruptions in the West. Average revenues per car were down slightly for both periods due to increases in shorter-haul traffic. Fourth-quarter coal revenues are expected to be about even with those of 1996.

General Merchandise
-------------------
Revenues from general merchandise traffic increased 2 percent in the third quarter and 3 percent for the first nine months, compared with the same periods last year. Increased paper/forest and chemicals revenues were principally responsible for these improvements.

Chemicals revenues increased 2 percent in the third quarter and 4 percent for the first nine months, due to increased traffic volume in most market groups. Paper/forest revenues increased 6 percent in the third quarter and 5 percent for the first nine months, due to wood chip and kaolin volume growth, increased demand for lumber and printing paper, and compared with relatively weak periods last year. Metals/construction revenues were up slightly in the third quarter and increased 3 percent for the first nine months, due to strong demand for aggregates required for new construction projects. Automotive revenues were flat in the third quarter, but increased 1 percent for the first nine months. In the third quarter, continued bilevel equipment shortages, service disruptions in the West and unexpected plant downtime adversely affected traffic volume. Agriculture revenues decreased 1 percent in the third quarter and 2 percent for the first nine months, due to lower traffic volume.

General merchandise revenues in the fourth quarter are expected to continue to be ahead of the same period last year.

Intermodal
----------
Revenues from intermodal traffic increased 16 percent in the third quarter and 13 percent for the first nine months, compared with the same periods last year. Container traffic volume led the growth, increasing 16 percent in the third quarter and 14 percent for the first nine months. Trailer volume increased 9 percent for the quarter and the first nine months. RoadRailer volume increased 13 percent in the third quarter and 11 percent for the first nine months. Fourth-quarter intermodal revenues are expected to continue to show double-digit percentage growth, compared with last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Railway Operating Expenses
--------------------------
Railway operating expenses increased 4 percent in the third quarter and 2 percent for the first nine months, compared with the same periods last year.

The largest increases were in materials, services and rents, which was up 12 percent in the third quarter and 11 percent for the first nine months. These increases, primarily volume driven, reflect a rise in equipment rents, handling costs related to the growth in intermodal traffic, locomotive repair costs and joint facility costs. Additionally, higher information technology costs, primarily Year-2000 compliance programming, contributed to the increases.

Compensation and benefits expenses increased 3 percent in the third quarter, but decreased slightly for the first nine months. The increase for the quarter was primarily due to higher wages for agreement employees, including the July 1 general wage increase for certain agreement employees, and train and engine employee training costs. For the first nine months, productivity gains and lower fringe benefits costs more than offset the effects of the higher wage rates.

Casualties and other claims expenses increased 10 percent in the third quarter, but decreased 9 percent for the first nine months. The comparative increase for the quarter was related to the effect of a 1996 insurance premium rebate for earlier periods. The year-to-date decline was primarily due to lower personal injury and environmental accruals.

Diesel fuel expenses decreased 4 percent in the third quarter, but increased 2 percent for the first nine months. The decrease for the quarter was due to a 7 percent decline in the average price per gallon, which was partially offset by a 3 percent increase in consumption caused by higher traffic volume. For the first nine months, the average price per gallon was down slightly, while consumption was up 2 percent.

Other expenses declined 4 percent in the third quarter and 2 percent for the first nine months due to favorable adjustments of sales and use taxes and, for the year-to-date, favorable adjustments of property taxes.

The 3 percent increase in railway operating revenues combined with a 4 percent increase in railway operating expenses produced a third-quarter railway operating ratio of 71.6 percent, 1 percentage point higher than last year. The higher railway operating ratio reflects, in part, that intermodal traffic was a larger component of railway traffic. For the first nine months, the railway operating ratio was 71.5 percent, a record for that period compared to 72.0 percent for the first nine months of 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Other Income (Expense)
----------------------
Total other income and expense in the third quarter was an expense of $1.7 million, compared with income of $1.3 million in third-quarter 1996. For the first nine months, total other income and expense was an expense of $84.6 million, compared with an expense of $4.1 million in the first nine months of 1996. The third-quarter variance was primarily due to less gains from property dispositions. The large difference for the first nine months was principally attributable to the one-time charge of $77.2 million in the first quarter of 1997 to write off costs incurred to establish and maintain a $13 billion credit facility in connection with NS' bid to acquire all of Conrail (see also "Joint Acquisition of Conrail by NS," below, and Notes 2 and 3, "Charge for Credit Facility Costs").

FINANCIAL CONDITION AND LIQUIDITY

                                   September 30, 1997  December 31, 1996
                                   ------------------  -----------------
                                           (Dollars in millions)
   Cash and short-term investments     $143.1              $315.5
   Debt to total capitalization           9.4%                9.8%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operations, compared with the first nine months of last year, was primarily attributable to an increase in income, excluding the charge for credit facility costs, and lower current income tax payments.

CASH USED FOR INVESTING ACTIVITIES increased principally due to higher property additions in the first nine months of 1997, compared with the same period last year, the result of increased roadway additions and the purchase of some locomotives in 1997 using cash, instead of capital leases.

CASH USED FOR FINANCING ACTIVITIES includes proceeds from long-term borrowings which represent amounts received in connection with capital lease transactions (see Note 4). The decrease in dividends paid in the first nine months of 1997, compared with the same period last year, resulted from the declaration this year of a non-cash dividend (see
Note 3, "Non-Cash Dividend").

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

JOINT ACQUISITION OF CONRAIL BY NS

On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note 2). On June 2, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock was either canceled or converted into the right to receive $115 per share in cash. NS' estimated total cost for its share of the acquisition is expected to be $5.8 billion. On June 23, NS and CSX filed a joint application with the STB for control and division of the use and operations of Conrail's assets as well as related matters necessary to implement the transaction. The application addresses projected traffic flows, proposed operations and related matters; outlines the capital investments each of NS and CSX plans to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB.
The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights and modification of other proposed aspects of operations. In May, the STB issued a scheduling order providing for issuance of a final STB decision no later than June 8, 1998, to become effective 30 days thereafter.

On November 3, the STB extended the period for issuing its final decision by 45 days, to July 23, 1998, to become effective 30 days thereafter. This extension was in conjunction with a new requirement that NS and CSX comply with the STB's order requiring submission of detailed safety integration plans. This may or may not delay the realization of the expected transaction benefits. No assurance can be given with respect to the receipt of STB approval or as to modifications or conditions that may be imposed in connection therewith. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, DC 20423-0001.

Until the date NS and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and management. After the Control Date, various agreements between NS and CSX provide, among other things and subject to approval by the STB and other conditions, for each of the parties: (1) separately to operate portions of the routes and assets now owned and operated by Conrail, and (2) jointly to operate other Conrail properties. Those agreements also provide for the allocation between NS and CSX of responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NS and CSX, NS will not have complete access to Conrail's related books, records and physical assets, and will not know precisely which Conrail properties NS will have responsibility for under its agreements with CSX. As a consequence, it is not possible at this time for NS to state or to assess with precision the amount of its share of Conrail assets and liabilities.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

DERIVATIVE FINANCIAL INSTRUMENTS

NS Rail uses derivative financial instruments in limited instances to manage interest rate risk. NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating rate debt instruments and by entering into interest rate hedging transactions to achieve a targeted mix within its debt portfolio. NS Rail had a limited number of interest rate swaps in place at September 30, 1997 (see Note 4, "Capital Lease Obligations"), all of which were accounted for as hedging transactions. Because these derivative instruments are being used to convert certain fixed-rate debt to a variable market-based rate, NS Rail's total potential interest rate exposure under these swaps is not determinable. However, NS Rail's management considers it highly unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on the Company's financial position, results of operations or liquidity.

JURY VERDICT

On September 8, 1997, a state court jury in New Orleans, Louisiana, returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of NS Rail. The verdict was returned in a class action suit involving some
8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on September 9, 1987, when a chemical called butadiene leaked from a tank car.

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper.

Previously, the jury had awarded nearly $2.0 million in compensatory damages to 20 individuals who are members of the class. However, at least in part because there has been no determination of the amount of compensatory damage, if any, sustained by all the class members to whom the jury awarded punitive damages, the Supreme Court of Louisiana recently entered an order prohibiting the trial judge from entering a final judgment for punitive damages until liability for all remaining compensatory damages has been determined.

Management will continue to monitor the progress of the litigation.
If the trial judge does not set aside or modify the jury verdict in an acceptable manner, appropriate appeals will be pursued. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification, and AGS' ultimate financial liability--the amount of which could be reduced substantially by anticipated recoveries from liability insurance carriers--will not have a material adverse effect on NS Rail's consolidated financial position, results of operations or cash flows.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits:

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             A report on Form 8-K dated July 3, 1997, was filed electronically on July 3, 1997, reporting that NS closed the $3.5 billion, five-year credit agreement dated as of May 21, 1997, among NS, the banks from time to time parties thereto, Morgan Guaranty Trust Company of New York, as administrative agent, and Merrill Lynch Capital Corporation, as document agent.

             A report on Form 8-K dated July 22, 1997, was filed electronically on July 23, 1997, reporting that the Board of Directors of NS approved a three-for-one split of NS' common stock, with an expected effective and record date of September 5, 1997.

             A report on Form 8-K dated September 10, 1997, was filed electronically on September 10, 1997, reporting that a state court jury in New Orleans, Louisiana, returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company, a subsidiary of NS Rail.

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




Date:  November 10, 1997       /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:  November 10, 1997       /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule
             (This exhibit is required to be submitted
             electronically pursuant to the rules and
             regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or Section
             18 of the Securities Exchange Act
             of 1934).                                          21