Form 10-K405
period 1997-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1998-03-26
CIK 92275

PAGE 1
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549
                        ------------------------
                              FORM 10-K405
 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   ------------    ------------

          Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

                    NORFOLK SOUTHERN RAILWAY COMPANY
 ------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Virginia                                  53-6002016
 -----------------------------------------------   ----------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

 Three Commercial Place, Norfolk, Virginia               23510-2191
 -----------------------------------------------   ----------------------
   (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code    (757) 629-2682
                                                   ----------------------
       Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS SO REGISTERED. EACH CLASS REGISTERED ON NEW YORK STOCK EXCHANGE:

 Norfolk and Western Railway Company 4.85% Subordinated Income Debentures, due November 15, 2015; Guarantee of Norfolk Southern Railway Company with respect to $1,754,900 principal amount of Norfolk and Western Railway Company 4.85% Subordinated Income Debentures due November 15, 2015; The Virginian Railway Company 6% Subordinated Income Debentures, due August 1, 2008; Guarantee of Norfolk Southern Railway Company with respect to $4,466,000 principal amount of The Virginian Railway Company 6% Subordinated Income Debentures due August 1, 2008; Norfolk Southern Railway Company $2.60 Cumulative Preferred Stock, Series A (No Par Value, $50 Stated Value).

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by
nonaffiliates as of February 28, 1998:  $41,639,231

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 1998:  16,668,997


                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 14, 1998), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS

         Item                                                Page
         ----                                                ----

Part I    1.   Business                                         4

          2.   Properties                                       4

          3.   Legal Proceedings                               16

          4.   Submission of Matters to a Vote of Security
                 Holders                                       16

               Executive Officers of the Registrant            17


Part II   5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                   23

          6.   Selected Financial Data                         24

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    25

          8.   Financial Statements and Supplementary Data     40

          9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure        67


Part III 10.   Directors and Executive Officers of the
                 Registrant                                    67

         11.   Executive Compensation                          67

         12.   Security Ownership of Certain Beneficial
                 Owners and Management                         67

         13.   Certain Relationships and Related
                 Transactions                                  67


Part IV  14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                           68


               Index to Consolidated Financial Statement
                 Schedule                                      68

Power of Attorney                                              71

Signatures                                                     71

Exhibit Index                                                  75

                                 PART I


Item 1.   Business.
------    --------

          and

Item 2.   Properties.
------    ----------

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

          There remain issued and outstanding as of December 31, 1997, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange. In June 1989, NS announced its intention to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. As of Dec. 31, 1996, NS had purchased 176,608 shares of Series A Stock at a total cost of $6.7 million. As of Dec. 31, 1997, NS held a total of 176,703 shares; consequently, as of the same date, NS held
94.8 percent of the voting stock of Norfolk Southern Railway.

          JOINT ACQUISITION OF CONRAIL INC. BY NS - During 1997, NS and CSX Corporation (CSX) completed the acquisition of Conrail Inc. equity (see "Joint Acquisition of Conrail by NS" on page 34).

          OPERATIONS - As of Dec. 31, 1997, NS Rail operated approximately 14,400 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, 12,101 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, NS Rail operates 10,838 miles of passing, industrial, yard and side tracks.

          NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately 330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both NS and the North Carolina Railroad Company (NCRR) and by the stockholders of NCRR, the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting and enjoined the parties from performing under the extension agreement. NCRR has suits pending against NS and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases and at the STB to seek the establishment of terms and conditions of NS Rail's continued use and the compensation therefor. Also, certain NCRR stockholders earlier had filed four separate, and still pending, derivative actions challenging the adequacy of the rental terms in the extension agreement. NS Rail presently is operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS Rail's consolidated financial statements.

          NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast and Midwest and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida. Gulf Coast ports served include: Mobile, Alabama, and New Orleans, Louisiana.

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

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

          Implementation of the Conrail transaction should expand
NS Rail's service area considerably, giving it access to most of the major ports on the East Coast, to New York City and the Northeast, and to the Midwest. Additional information is provided in "Management's Discussion and Analysis," beginning on page 25, and in
Note 2 to the Consolidated Financial Statements.

          NS Rail and other railroads have entered into service interruption agreements, effective Dec. 30, 1994, providing indemnities to parties affected by a strike over specified industry issues. If NS Rail was so affected, it could receive daily indemnities from non-affected parties; if parties other than NS Rail were affected, it could be required to pay indemnities to those parties. If NS Rail were required to pay the maximum amount of indemnities required of it under these agreements -- an event considered unlikely at this time -- such liability should not exceed approximately $85 million.

          RAILWAY OPERATING REVENUES - NS Rail's total railway
operating revenues were $4.2 billion in 1997.  Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:
                                   Year Ended December 31,
Principal Sources of    -------------------------------------------
Railway Operating
Revenues                 1997     1996     1995     1994     1993
--------------------     ----     ----     ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipments)
COAL
  Revenues              $1,301   $1,305   $1,268   $1,290   $1,239
   % of total revenues     31%      32%      32%      33%      33%
  Shipments              1,324    1,310    1,267    1,274    1,209
   % of total shipments    28%      29%      29%      30%      30%
  Revenue Yield         $  983   $  996   $1,001   $1,013   $1,025

CHEMICALS
  Revenues              $  585   $  560   $  541   $  538   $  501
   % of total revenues     14%      14%      14%      14%      14%
  Shipments                405      385      374      376      343
   % of total shipments     8%       8%       8%       9%       8%
  Revenue Yield         $1,446   $1,456   $1,447   $1,433   $1,459

PAPER/CLAY/FOREST
  Revenues              $  539   $  513   $  537   $  522   $  522
   % of total revenues     13%      12%      13%      13%      14%
  Shipments                457      438      459      464      466
   % of total shipments     9%      10%      10%      11%      12%
  Revenue Yield         $1,178   $1,171   $1,170   $1,124   $1,120

                                   Year Ended December 31,
Principal Sources of    -------------------------------------------
Railway Operating
Revenues                 1997     1996     1995     1994     1993
--------------------     ----     ----     ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipments)
AUTOMOTIVE
  Revenues              $  492   $  489   $  449   $  429   $  426
   % of total revenues     11%      12%      11%      11%      11%
  Shipments                361      354      328      317      318
   % of total shipments     8%       8%       7%       7%       8%
  Revenue Yield         $1,364   $1,379   $1,368   $1,352   $1,340

AGRI./GOVT./CONSUMER
  Revenues              $  391   $  393   $  394   $  380   $  357
   % of total revenues      9%       9%      10%      10%      10%
  Shipments                366      376      391      383      359
   % of total shipments     8%       8%       9%       9%       9%
  Revenue Yield         $1,065   $1,045   $1,007   $  992   $  994

METALS/CONSTRUCTION
  Revenues              $  368   $  354   $  349   $  330   $  309
   % of total revenues      9%       9%       8%       8%       8%
  Shipments                374      359      367      366      338
   % of total shipments     8%       8%       8%       8%       8%
  Revenue Yield         $  985   $  986   $  951   $  902   $  915

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues              $  547   $  487   $  474   $  429   $  374
   % of total revenues     13%      12%      12%      11%      10%
  Shipments              1,472    1,331    1,263    1,127      995
   % of total shipments    31%      29%      29%      26%      25%
  Revenue Yield         $  372   $  366   $  376   $  380   $  376
                        ------   ------   ------   ------   ------
Total Railway Operating
   Revenues             $4,223   $4,101   $4,012   $3,918   $3,728
Total Railway Shipments  4,759    4,553    4,449    4,307    4,028
Railway Revenue Yield   $  887   $  901   $  902   $  910   $  926


Note: Revenues previously reported as "other railway revenues"
      (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads and intermodal rail and RoadRailer(RT) units.

          COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail's principal commodity group. They originated 119 million tons of coal, coke and iron ore in 1997 and handled a total of 134 million tons. Originated tonnage increased
2 percent from 117 million tons in 1996, and total tons handled increased 3 percent from 130 million tons in 1996. Revenues from coal, coke and iron ore account for about 31 percent of NS' total railway operating revenues.

          The following table shows total coal, coke and iron ore
tonnage originated on line, received from connections and handled for the past five years:
                      Tons of Coal, Coke and Iron Ore (Millions)
                    ---------------------------------------------
                     1997     1996      1995      1994      1993
                     ----     ----      ----      ----      ----
     Originated       119      117       114       115       112
     Received          15       13        11        11         6
                     ----     ----      ----      ----      ----
     Handled          134      130       125       126       118

          Of the 119 million tons of coal, coke and iron ore
originated on NS Rail's lines in 1997, the approximate breakdown by origin state was as follows:
          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia              43
          Virginia                   35
          Kentucky                   28
          Alabama                     5
          Indiana                     3
          Illinois                    2
          Tennessee                   2
          Other                       1
                                    ---
              Total                 119
                                    ===

          Of this 119 million tons, approximately 28 million moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 19 million moved to domestic and Canadian steel industries; 64 million of steam coal moved to electric utilities; and 8 million moved to other industrial and miscellaneous users.

          NS Rail moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 5 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1997 was 45 million tons. Of this total, 71 percent, or 32 million tons
(including coastwise traffic), moved through Lamberts Point, a 7 percent increase, compared with the 30 million tons handled in 1996.

          The quantities of NS Rail export coal handled through
Lamberts Point for the past five years were as follows:
                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------
             1997      1996      1995      1994      1993
             ----      ----      ----      ----      ----
              28        26        25        24        25

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis," on page 25.

          MERCHANDISE TRAFFIC - The merchandise traffic group consists of Intermodal and five major commodity groupings: Paper, Clay, and Forest Products; Chemicals; Automotive; Agriculture, Government, and Consumer Products; and Metals and Construction. Total merchandise revenues in 1997 were $2.92 billion, a 5 percent increase, compared with 1996. Merchandise carloads handled in 1997 were 3.43 million, compared with 3.24 million handled in 1996, an increase of 6 percent.

          In 1997, 111 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS Rail, originated on line. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

          Revenues in five of the six market groups comprising merchandise traffic improved in 1997. The largest gains were in Intermodal, up $60 million; Paper, Clay and Forest Products, up
$26 million; and Chemicals, up $25 million.

          See the discussion of merchandise rail traffic by commodity group in Part II, Item 7, "Management's Discussion and Analysis," on page 25.

          OPERATING STATISTICS - The following table sets forth
certain statistics relating to NS Rail's operations for the past five years:
                                    Year Ended December 31,
                         -------------------------------------------
                           1997     1996     1995     1994     1993
                         -------  -------  -------  -------  -------
Revenue ton miles
 (billions)                  136      130      127      122      112
Freight train miles         49.7     49.4     48.5     46.0     43.3
 traveled (millions)
Revenue per ton mile     $0.0311  $0.0316  $0.0317  $0.0320  $0.0334
Revenue tons per train     2,732    2,625    2,611    2,655    2,577
Revenue ton miles
 per man-hour worked       2,905    2,764    2,679    2,579    2,304
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues         71.3     71.6     73.5     73.2     75.3

          FREIGHT RATES - In 1997, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1997, NS Rail was found by the STB to be "revenue adequate" based on results for the year 1996. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

          The revenue adequacy measure is one of several factors considered by the STB when it is called upon to rule on the reasonableness of regulated rates.

          PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS Rail's lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina. Commuter trains are operated on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. Both of these services are under contracts providing for reimbursement of related expenses incurred by NS Rail. NS Rail also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois.

          Should the Conrail transaction become effective as proposed, NS Rail will accommodate substantially increased Amtrak and commuter passenger mileage and will conduct significant freight operations over trackage owned by Amtrak or by commuter entities.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1997, NS Rail owned or
leased the following units of equipment:
                                Number of Units
                       --------------------------------    Capacity
                         Owned*     Leased      Total    of Equipment
                       ---------   --------   --------   ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,027         0        2,027     6,472,600
  Switching                 112         0          112       163,950
  Auxiliary units            61         0           61             0
                       ---------   -------    --------   ------------
    Total locomotives     2,200         0        2,200     6,636,550
                       =========   =======    ========   ============

Freight Cars:                                                (Tons)
  Hopper                 22,639       331       22,970     2,425,379
  Box                    18,789       666       19,455     1,520,443
  Covered Hopper         12,400     1,890       14,290     1,550,683
  Gondola                26,140         0       26,140     2,797,632
  Flat                    3,967       825        4,792       346,931
  Caboose                   207         0          207             0
  Other                     808         0          808        64,970
                       ---------   -------    --------   ------------
    Total freight cars   84,950     3,712       88,662     8,706,038
                       =========   =======    ========   ============

Other:
  Work equipment          6,745         3        6,748
  Vehicles                3,649         0        3,649
  Highway trailers
    and containers        2,043     2,785        4,828
  Miscellaneous           1,498     1,799        3,297
                       ---------   -------    --------
    Total other          13,935     4,587       18,522
                       =========   =======    ========



* Includes equipment leased to outside parties and equipment subject to equipment trusts, condition sale agreements and capitalized leases.

          The following table indicates the number and year of
purchase for locomotives and freight cars owned at Dec. 31, 1997:
                                      Year Built
             -----------------------------------------------------------
                                             1987-  1981-  1980 &
             1997  1996   1995  1994  1993   1992   1986   Before  Total
             ----  ----   ----  ----  ----   ----   ----   ------  -----
Locomotives:
  Number of
    units     120   120    125    25    31    292    420   1,067   2,200
  Percent of
    fleet       5     5      6     1     1     13     19      50     100

Freight cars:
  Number of
    units     499   787  1,034   779   931  5,492  6,632  68,796  84,950
  Percent of
    fleet       1     1      1     1     1      6      8      81     100

          The average age of the freight car fleet at Dec. 31, 1997, was 23.1 years. During 1997, 2,250 freight cars were retired. As of Dec. 31, 1997, the average age of the locomotive fleet was 15.3 years. During 1997, 78 locomotives, the average age of which was 23.3 years, were retired. Since 1988, more than 25,100 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and over-age revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end, the locomotive bad order ratio had returned to a more historic level.

                                    Annual Average Bad Order Ratio
                                   ---------------------------------
                                   1997   1996   1995   1994   1993
                                   ----   ----   ----   ----   ----
Freight Cars (excluding cabooses):
    NS Rail                        4.6%   4.8%   5.8%   6.7%   7.3%

Locomotives:
    NS Rail                        5.0%   4.5%   4.7%   4.7%   4.3%

          TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,427 miles of track maintained as of Dec. 31, 1997, 15,878 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1997 was as follows:
               Gross tons of
              freight carried
              per track mile       Track miles       Percent
                 (Millions)     of running tracks*   of total
              ---------------   -----------------    --------
                0-4                   4,470              28
                5-19                  4,708              29
                20 and over           6,893              43
                                     ------             ---
                                     16,071             100

                * Excludes trackage rights.

          The following table summarizes certain information about
track roadway additions and replacements during the past five years:
                               1997   1996   1995   1994   1993
                               ----   ----   ----   ----   ----
Track miles of rail installed   451    401    403    480    574
Miles of track surfaced       4,703  4,686  4,668  4,760  5,048
New crossties installed
  (millions)                    2.2    1.9    2.0    1.7    1.6

          MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 7,610 radio path miles, 417 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,784 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 560 miles are controlled by data radio from 43 microwave site locations) and 2,500 road miles are equipped for automatic block system operation.

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

          NS Rail has underway a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. As of December 1997, most of NS Rail's mainframe computer programs have been reviewed. This mainframe project is expected to be completed by the end of 1998. Failure to achieve Year-2000 compliance -- by NS Rail, other railroads, its suppliers, and its customers -- could negatively affect NS Rail's ability to conduct business for an extended period. Management believes that NS Rail's project will be completed on time and that the chance of failure is remote.

          OTHER - NS Rail has extensive facilities for support of railroad operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $598 million as of Dec. 31, 1997, and $594 million at Dec. 31, 1996. In addition, a portion of NS' properties is subject to liens securing, as of Dec. 31, 1997, and 1996, approximately
$1 million and $51 million of mortgage debt, respectively.

          CAPITAL EXPENDITURES - Capital expenditures for road,
equipment and other property for the past five years were as follows:
                                     Capital Expenditures
                           ----------------------------------------
                           1997     1996     1995    1994     1993
                           ----     ----     ----    ----     ----
                                   (In millions of dollars)
  Railway property
    Road                   $580     $428    $379     $383     $411
    Equipment               304      326     333      235      218
  Other property             --       --       1       22       --
                           ----     ----    ----     ----     ----
  Total                    $884     $754    $713     $640     $629
                           ====     ====    ====     ====     ====

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 1998, NS Rail has budgeted approximately $900 million of capital spending, of which $149 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to be affected significantly by Conrail-related expenditures, which are anticipated to add approximately $500 million (net of predicted savings) over the next three years.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.

          See the discussion of "Environmental Matters" on page 37 in
Part II, Item 7, "Management's Discussion and Analysis," beginning on page 25 and in Note 16 to the Consolidated Financial Statements on page 64.

          EMPLOYEES - NS Rail employed an average of 23,323 employees in 1997, compared with an average of 23,361 in 1996 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per employee during 1997 was $47,828 in wages and $18,418 in employee benefits. Approximately
81 percent of these employees are represented by various labor organizations.

          As of the end of 1997, NS Rail had negotiated labor agreements with all of its unions. The accords with the 13 union organizations, which include compensation settlements in line with other major industries, will not be due for change until after January 1, 2000.

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

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments, which no longer require regulatory approval, effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

          Efforts will be made in 1998 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

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

          NS Rail's primary rail competitor is the CSX system; both operate throughout much of the same territory, and implementation of the Conrail transaction should extend the area in which they compete. Other railroads also operate in parts of the territory. NS Rail also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage.

          Certain cooperative strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3.   Legal Proceedings.
------    -----------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant.
------------------------------------
          Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1998, relating to these officers:

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

David R. Goode, 57,                Present position since September
  President and Chief               1992.  Also, Chairman, President
  Executive Officer                 and Chief Executive Officer of
                                    Norfolk Southern Corporation
                                    since September 1992.

Paul N. Austin, 54,                Present position since June 1994.
 Vice President-Personnel           Also, Vice President-Personnel of
                                    Norfolk Southern Corporation
                                    since June 1994.  Served as
                                    Assistant Vice President-
                                    Personnel of Norfolk Southern
                                    Corporation from February 1993 to
                                    June 1994, and prior thereto was
                                    Director-Compensation.

James C. Bishop, Jr., 61,          Present position since March 1996.
  Vice President-Law                Also, Executive Vice President-
                                    Law of Norfolk Southern
                                    Corporation since March 1996,
                                    and prior thereto was Vice
                                    President-Law.

R. Alan Brogan, 57,                Present position since December
  Vice President-                   1992.  Also, Executive Vice
  Transportation Logistics          President-Transportation
                                    Logistics of Norfolk Southern
                                    Corporation since December 1992.

David A. Cox, 61,                  Present position since December
  Vice President-Properties         1995.  Also, Vice President-
                                    Properties of Norfolk Southern
                                    Corporation since December 1995,
                                    and prior thereto was Assistant
                                    Vice President-Industrial
                                    Development.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Thomas L. Finkbiner, 45,           Present position since August 1993.
  Vice President-Intermodal         Also, Vice President-Intermodal
                                    of Norfolk Southern Corporation
                                    since August 1993.  Served as
                                    Senior Assistant Vice President-
                                    International and Intermodal of
                                    Norfolk Southern Corporation from
                                    April to August 1993, and prior
                                    thereto was Assistant Vice
                                    President-International and
                                    Intermodal.

Nancy S. Fleischman, 50,           Present position since August 1997.
  Vice President                    Also, Vice President of Norfolk
                                    Southern Corporation since August
                                    1997.  Served as Assistant Vice
                                    President-Strategic Planning of
                                    Norfolk Southern Corporation from
                                    November 1993 to August 1997, and
                                    prior thereto was Senior General
                                    Attorney.

Robert C. Fort, 53,                Present position since December
  Vice President-                   1996.  Also, Vice President-
  Public Relations                  Public Relations of Norfolk
                                    Southern Corporation since
                                    December 1996, and prior thereto
                                    was Assistant Vice President-
                                    Public Relations.

John W. Fox, Jr., 50,              Present position since October
  Vice President-                   1995.  Also, Vice President-Coal
  Coal Marketing                    Marketing of Norfolk Southern
                                    Corporation since October 1995.
                                    Served as Assistant Vice
                                    President-Coal Marketing of
                                    Norfolk Southern Corporation from
                                    August 1993 to October 1995, and
                                    prior thereto was General Manager-
                                    Eastern Region.

Thomas J. Golian, 64,              Present position since October
  Vice President                    1995.  Also, Vice President of
                                    Norfolk Southern Corporation
                                    since October 1995.  Served as
                                    Executive Assistant to the
                                    Chairman, President and CEO of
                                    Norfolk Southern Corporation from
                                    April 1993 to October 1995, and
                                    prior thereto was Special
                                    Assistant to the President.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

James A. Hixon, 44,                Present position since June 1993.
  Vice President-Taxation           Also, Vice President-Taxation of
                                    Norfolk Southern Corporation
                                    since June 1993, and prior
                                    thereto was Assistant Vice
                                    President-Tax Counsel.

Jon L. Manetta, 59,                Present position since December
  Vice President-                   1995.  Also, Vice President-
  Transportation &                  Transportation & Mechanical of
  Mechanical                        Norfolk Southern Corporation
                                    since December 1995.  Served as
                                    Vice President-Transportation of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation
                                    from June 1994 to December 1995,
                                    Assistant Vice President-
                                    Transportation from October 1993
                                    to June 1994, Assistant Vice
                                    President-Strategic Planning
                                    from January to October 1993,
                                    and prior thereto was Director-
                                    Joint Facilities and Budget.

Harold C. Mauney, Jr., 59,         Present position since August 1,
  Vice President-                   1997.  Also, Vice President-
  Public Affairs                    Public Affairs of Norfolk
                                    Southern Corporation since
                                    August 1, 1997.  Served as Vice
                                    President-Operations Planning
                                    and Budget of Norfolk Southern
                                    Railway Company and Norfolk
                                    Southern Corporation from
                                    December 1996 to August 1997,
                                    and prior thereto was Vice
                                    President-Quality Management.

Donald W. Mayberry, 54,            Present position since December
  Vice President-                   1995.  Also, Vice President-
  Research and Tests                Research and Tests of Norfolk
                                    Southern Corporation since
                                    December 1995, and prior thereto
                                    was Vice President-Mechanical.

James W. McClellan, 58,            Present position since October
  Vice President-                   1993.  Also, Vice President-
  Strategic Planning                Strategic Planning of Norfolk
                                    Southern Corporation since
                                    October 1993, and prior thereto
                                    was Assistant Vice President-
                                    Corporate Planning.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Kathryn B. McQuade, 41,            Present position since December
  Vice President-                   1992.  Also, Vice President-
  Internal Audit                    Internal Audit of Norfolk
                                    Southern Corporation since
                                    December 1992.

Charles W. Moorman, 46,            Present position since October
  Vice President-                   1993.  Also, Vice President-
  Information Technology            Information Technology of
                                    Norfolk Southern Corporation
                                    since October 1993, and prior
                                    thereto was Vice President-
                                    Employee Relations.

Phillip R. Ogden, 57,              Present position since December
  Vice President-Engineering        1992.  Also, Vice President-
                                    Engineering of Norfolk Southern
                                    Corporation since December 1992.

L. I. Prillaman, 54,               Present position since October
  Vice President and                1995.  Also, Executive Vice
  Chief Traffic Officer             President-Marketing of Norfolk
                                    Southern Corporation since
                                    October 1995, and prior thereto
                                    was Vice President-Properties.

John P. Rathbone, 46,              Present position since December
  Vice President and                1992.  Also, Vice President and
  Controller                        Controller of Norfolk Southern
                                    Corporation since December 1992.

William J. Romig, 53,              Present position since December
  Vice President                    1992.  Also, Vice President and
                                    Treasurer of Norfolk Southern
                                    Corporation since December 1992.

John M. Samuels, 54,               Present position since January 16,
  Vice President-Operations         1998.  Also, Vice President-
  Planning and Budget               Operations Planning and Budget
                                    of Norfolk Southern Corporation
                                    since January 16, 1998.
                                    Previously served as Vice
                                    President-Operating Assets of
                                    Conrail from January 1996 to
                                    January 1998, Vice President-
                                    Mechanical of Conrail from
                                    November 1994 to January 1996,
                                    and prior thereto was Vice
                                    President-Engineering of
                                    Conrail.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Donald W. Seale, 45,               Present position since August 1993.
  Vice President-                   Also, Vice President-Merchandise
  Merchandise Marketing             Marketing of Norfolk Southern
                                    Corporation since August 1993,
                                    and prior thereto was Assistant
                                    Vice President-Sales and Service.

Robert S. Spenski, 63,             Present position since June 1994.
  Vice President-                   Also, Vice President-Labor
  Labor Relations                   Relations of Norfolk Southern
                                    Corporation since June 1994, and
                                    prior thereto was Senior
                                    Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 56,        Present position since December
  Vice President-                   1996.  Also, Vice President-
  Quality Management                Quality Management of Norfolk
                                    Southern Corporation since
                                    December 1996.  Served as
                                    Assistant Vice President-Public
                                    Affairs of Norfolk Southern
                                    Corporation from February 1993 to
                                    December 1996, and prior thereto
                                    was Director-EEO and Manpower
                                    Planning.

Stephen C. Tobias, 53,             Present position since October
  Vice President                    1993.  Also, Executive Vice
                                    President-Operations of Norfolk
                                    Southern Corporation since July
                                    1994.  Served as Senior Vice
                                    President-Operations of Norfolk
                                    Southern Corporation from October
                                    1993 to July 1994, and prior
                                    thereto was Vice President-
                                    Strategic Planning.

Henry C. Wolf, 55,                 Present position since June 1993.
  Vice President-Finance            Also, Executive Vice President-
                                    Finance of Norfolk Southern
                                    Corporation since June 1993, and
                                    prior thereto was Vice President-
                                    Taxation.

William C. Wooldridge, 54,         Present position since February 1,
  Vice President                    1997.  Also, Vice President-Law
                                    of Norfolk Southern Corporation
                                    since March 1996, and prior
                                    thereto was General Counsel-
                                    Corporate.

                                        Business Experience during
Name, Age, Present Position                   past 5 Years
---------------------------        ------------------------------------

Sandra T. Pierce, 43,              Present position since June 1995.
  Corporate Secretary               Also, Assistant Corporate
                                    Secretary of Norfolk Southern
                                    Corporation since June 1995.
                                    Served as Assistant Corporate
                                    Secretary-Planning of Norfolk
                                    Southern Corporation from
                                    October 1993 to June 1995, and
                                    prior thereto was Assistant to
                                    Corporate Secretary.

Ronald E. Sink, 55,                Present position since September
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

PREFERRED STOCK INFORMATION
---------------------------

     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance.

     The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of Dec. 31, 1997, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, Sept. 15 and Dec. 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

     In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. As of Dec. 31, 1996, NS had purchased 176,608 shares of Series A Stock at a total cost of $6.7 million; as of Dec. 31, 1997, NS held a total of 176,703 shares.

Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Five-Year Financial Review
                            1997      1996      1995      1994    1993<F1>
                          -------   -------   -------   -------   -------
                                       ($ in millions)
RESULTS OF OPERATIONS:
Railway operating revenues    $ 4,223  $ 4,101  $ 4,012  $ 3,918  $ 3,728
Railway operating expenses      3,010    2,936    2,949    2,869    2,806
                              -------  -------  -------  -------  -------
  Income from
    railway operations          1,213    1,165    1,063    1,049      922

Other income (expense) - net      (49)      39       44       46       57
Interest expense on debt          (30)     (34)     (33)     (28)     (32)
                              -------  -------  -------  -------  -------
  Income before
    income taxes                1,134    1,170    1,074    1,067      947

Provision for income taxes        380      401      372      385      413
                              -------  -------  -------  -------  -------
  Income before
    accounting changes            754      769      702      682      534
Cumulative effect of
 accounting changes              --       --       --       --        248
                              -------  -------  -------  -------  -------
  Net income                  $   754  $   769  $   702  $   682  $   782
                              =======  =======  =======  =======  =======

FINANCIAL POSITION:
Total assets                  $11,827  $11,053  $10,752  $10,289  $ 9,760
Total long-term debt,
 including current
 maturities                   $   606  $   598  $   574  $   540  $   605
Stockholders' equity          $ 6,392  $ 5,772  $ 5,645  $ 5,441  $ 5,185

OTHER:
Capital expenditures          $   884  $   754  $   713  $   640  $   629
Number of stockholders
 at year-end                    2,519    2,763    3,025    3,281    3,517
Average number
 of employees <F2>             23,323   23,361   24,488   24,710   25,531

<F1> 1993 results include a $61 million increase in the provision for income taxes reflecting a 1% increase in the federal income tax rate. The cumulative effect of accounting changes increased 1993 earnings by $248 million. The change in accounting for income taxes increased net income by $470 million, with a corresponding reduction in deferred taxes. The changes in accounting for postretirement and postemployment benefits decreased net income by $222 million.

<F2> The employee count includes NS' employees whose primary duties relate to rail operations.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (beginning on page 41) and Notes (beginning on page 46) and the Five-Year Financial Review on page 24.


SUMMARIZED RESULTS OF OPERATIONS

1997 Compared with 1996
-----------------------
     Net income in 1997 was $754 million, a decrease of 2%. The decline was primarily due to a first-quarter charge of $77 million ($50 million after taxes) for costs related to a credit agreement that provided financing for the proposed acquisition of all Conrail stock (see Note 2, on page 47). Excluding the effect of the charge for credit facility costs, net income was up 5% over 1996's record results. The improvement was largely attributable to a 4% increase in income from railway operations.

1996 Compared with 1995
-----------------------
     Net income in 1996 was $769 million, an increase of 10%. However, 1995's results included a $34 million early retirement charge that reduced net income by $20 million. Excluding the effects of that charge, 1996 net income was up 6%. The improvement was due to increased income from railway operations, reflecting a 2% increase in operating revenues and a less than 1% increase in operating expenses (excluding the early retirement charge).

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
                 1997      1996      1995      1994      1993
               --------  --------  --------  --------  --------
Revenues        $4,223    $4,101    $4,012    $3,918    $3,728
Expenses         3,010     2,936     2,949     2,869     2,806

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.2 billion in 1997, compared with $4.1 billion in 1996, and $4.0 billion in 1995. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP
                             ($ in millions)
                                        1997      1996      1995
                                      --------  --------  --------
      Coal                            $ 1,301   $ 1,305   $ 1,268
      Chemicals                           585       560       541
      Paper/clay/forest                   539       513       537
      Automotive                          492       489       449
      Agriculture/government/consumer     391       393       394
      Metals/construction                 368       354       349
      Intermodal                          547       487       474
                                      -------   -------   -------
           Total                      $ 4,223   $ 4,101   $ 4,012
                                      =======   =======   =======

     In 1997, revenues increased or remained steady for all market groups. In 1996, revenues increased in all market groups except in the paper, clay, and forest products group, and the agriculture, government, and consumer products group. As shown in the following table, volume gains produced all of the revenue improvement in 1997 and most of the improvement in 1996.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)
                             ($ in millions)

                                   1997 vs. 1996  1996 vs. 1995
                                   -------------  -------------
               Volume                   $ 130          $  73
               Revenue per unit            (8)            16
                                        -----          -----
                    Total               $ 122          $  89
                                        =====          =====

     Coal tonnage increased 3% in 1997, primarily due to increased export and utility tonnage; however, revenues decreased slightly as a result of a shorter length of haul. Coal revenues represented 31% of total railway operating revenues in 1997, and 89% of coal shipments originated on NS Rail's lines. In 1996, coal tonnage increased 4%, and revenues increased 3%, principally due to increased utility and export tonnage.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

                 TOTAL COAL, COKE, AND IRON ORE TONNAGE
                          (In millions of tons)

                                  1997    1996   1995
                                  ----    ----   ----
                    Utility         76      75     70
                    Export          29      27     26
                    Steel           21      20     22
                    Other            8       8      7
                                   ---     ---    ---
                         Total     134     130    125
                                   ===     ===    ===

     Utility coal traffic increased 2% in 1997, despite the unusually cool weather in late spring and early summer that moderated demand for domestic steam coal. Several utility customers in the NS Rail service region shifted more generation to coal-fired plants, as some nuclear power plants experienced downtime. New business resulting from innovative marketing efforts also contributed to the increase.
     In 1996, utility coal traffic volume increased 6%, primarily due to nuclear generator downtime and market share gains in the Southeast.
     The near-term outlook for utility coal remains positive, as coal-fired generation continues to be the cheapest marginal source of electricity. Normalized U.S. electricity demand continues to increase at a rate greater than generation capacity is being added. Increased electricity price competition expected from utility deregulation could cause utilities to seek to reduce costs and increase plant utilization. These factors, coupled with excess capacity at low-cost, coal-fired generation plants, could provide an opportunity for coal volume growth. However, competitive pressures on utilities to reduce costs also could transfer price pressure to generation source fuels, including NS Rail-delivered coal.
     Moreover, a significant number of the mines served by NS Rail produce coals that satisfy both the Phase I and Phase II requirements of the Clean Air Act Amendments. Adoption of tighter restrictions on the emission of nitrous oxides, as proposed by the Environmental Protection Agency, however, could impose added cost burdens on some coal-fired plants. Furthermore, if implemented, the greenhouse gas emission targets proposed for the United States at the Global Climate Summit in Kyoto, Japan, in December 1997 also could increase the cost of coal-fired generation and adversely affect coal traffic.
     The portion of Conrail's properties that NS Rail proposes to operate serves 27 coal-fired utility plants and mines with an abundant supply of low-cost, high-quality steam coal.
     Export coal tonnage increased 6% in 1997, reaching the highest level since 1992. Higher metallurgical coal demand and increased sales from NS Rail-served producers caused growth in shipments to Japan. Increased metallurgical coal exports to Holland and Romania and increased shipments to Brazil early in the year also contributed to the improvement.
     Export coal tonnage increased 5% in 1996, as NS Rail benefited from increases in steam coal exports to Italy and metallurgical shipments to Germany, a result of reduced subsidies to German coal producers that enhanced the competitiveness of U.S. coal. Increased exports of U.S. coal to Brazil also contributed to the improvement.
     Metallurgical coal exports are expected to remain stable through 2000. The high-quality coking coals from mines on NS Rail should keep its export metallurgical coal competitive. However, the current relative strength of the U.S. dollar vs. the currencies of several other major coal-producing nations has put U.S. coal at a price disadvantage. A gradual decline in export metallurgical coal tonnage is projected over

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

the long term, as new steel-making technologies take market share from traditional coke-based producers. Export demand for steam coal is expected to increase over the long term, and NS Rail is working to increase its participation in this market.
     Conrail and its coal-producing customers are well established in the export steam coal market, which, assuming approval of the Conrail transaction, should help NS Rail achieve greater levels of participation. Furthermore, current NS Rail and Conrail coal exporters should benefit from being able to ship their coal single-line through Baltimore, Md., and Norfolk, Va.
     Steel coal domestic traffic increased 4% in 1997, due to growth in coke and iron ore shipments. Metallurgical coal traffic declined, primarily due to prolonged aggressive producer pricing of higher volatile metallurgical coals not located on NS Rail's lines. In 1996, traffic decreased 7%, a result of the aggressive high-volatile coal pricing.
     With the reduction in U.S. blast-furnace capacity, coke production in the United States continues to decline. Advanced technologies that allow production of steel using little or no coke could cause this market to decline slowly over the long term. However, NS Rail is working to participate in the movement of non-coking coal used by technologies such as pulverized coal injection and coal-based, direct-reduced iron, in order to mitigate the potential decline in traditional metallurgical shipments.
     The Conrail transaction, if approved, should increase NS Rail's participation in shipments of raw materials for the steel industry by means of new single-line routes with access to most domestic integrated steel plants and merchant coke plants.
     Other coal traffic, primarily steam coal shipped to manufacturing plants, decreased 3% in 1997, principally due to the unusually cool late spring and early summer weather and to allocation of equipment to other markets. Other coal traffic increased 14% in 1996, mostly reflecting gains from other modes of transportation. This market is expected to remain stable in coming years.
     MERCHANDISE traffic volume and revenues each increased 3% in 1997, as all market groups, except the agriculture, government, and consumer products group, posted gains. In 1996, merchandise volume decreased slightly, as gains in automotive, intermodal, and chemicals traffic were more than offset by declines in the remaining market groups. However, higher average revenues in 1996 resulted in a 2% revenue improvement.
     CHEMICALS traffic increased 5%, and revenues increased 4% in 1997. Plastics, chlor-alkali, and nonhazardous waste markets strengthened during 1997. Petroleum and industrial chemicals volume also increased. In 1996, chemicals traffic volume grew 3%, and revenues increased 4%, as fertilizer and plastics markets strengthened. In addition, the harsh winter resulted in increased movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year.
     The chemicals market group should continue to show moderate growth through 1998, based on industrial expansion projects and expected increases in national chemical production.
     If approved, the Conrail transaction should give NS Rail a competitive route from the southwest to northern New Jersey, where Conrail currently originates or terminates annually about 40,000 carloads of chemicals.
     PAPER, CLAY, AND FOREST PRODUCTS traffic rose 4%, and revenues increased 5% in 1997. Shipments of wood chips led the growth, as three major on-line wood-chip plants began full production. Lumber traffic also increased as Southern yellow pine from NS Rail's service territory continued to replace timber from Pacific Northwest sources. Kaolin clay traffic increased, and shipments of paper products were up slightly in a mature industry where strong competition continues between rail and truck transportation. In 1996, paper, clay, and forest products revenues and traffic each declined 5%, due to the overall downturn in the paper and forest products industry.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     The paper, clay, and forest products market group is expected to experience modest growth in 1998, bolstered by increased printing paper production in the Southeast and increased wood-chip volume when two additional plants come on line.
     The Conrail transaction, if approved, will give NS Rail access to 35 additional paper mills and 39 additional lumber reload centers.
     AUTOMOTIVE traffic increased 2%, and revenues rose 1% in 1997, both reaching the highest levels in this group's history. Auto parts drove the growth as volume increased 12%. Vehicle traffic decreased 3%, due to industrywide railcar shortages, service disruptions in the West, unexpected downtime at certain plants and modest sales for some of the models transported by NS. In 1996, automotive traffic rose 8%, and revenues increased 9%. Auto parts traffic increased 21% and vehicle traffic increased 3%, largely a result of new just-in-time rail centers and all NS Rail-served assembly plants being on line.
     The automotive group is expected to experience growth in 1998. When fully operational, the Ford mixing centers are expected to increase NS Rail's vehicle business with Ford. Full production at the Mercedes-Benz plant in Vance, Ala., and Toyota's new minivan line at Georgetown, Ky., also should support growth. Parts traffic is expected to continue to grow, supported by increased volumes on NS Rail's just-in-time network, specifically less-than-truckload traffic moving from Detroit to Mexico.
     If approved, the Conrail transaction will provide NS Rail access to 13 additional assembly plants with an annual production of more than 2.6 million vehicles, and NS Rail's network of automobile distribution facilities will increase from 22 to 39.
     AGRICULTURE, GOVERNMENT, AND CONSUMER PRODUCTS traffic decreased 3%, and revenues decreased 1% in 1997. Most of the decline resulted from decreases in the bulk agriculture commodities. Weak export markets, declines in corn shipments to processors, and an unfavorable soybean market resulting from higher prices led to traffic declines that began early in the year. In 1996, agriculture, government, and consumer products traffic declined 4%, and revenues were flat. Despite strong demand for feed grains in the Southeast, grain traffic was affected adversely by poor crops and strong export demand that left NS Rail receivers competing for limited supplies. Slight average revenue growth occurred, resulting primarily from longer hauls, as receivers obtained grain supplies from the West.
     The agriculture, government, and consumer products group is expected to experience moderate growth in 1998 due to improved soybean and corn crops. NS Rail also should benefit from the on-line location of one new feed mill and three new wheat mills during the year.
     The Conrail transaction, if approved, is expected to increase NS Rail-accessed grain elevator capacity by about 10%.
     METALS AND CONSTRUCTION traffic and revenues each increased 4% in 1997. Construction traffic on NS Rail experienced strong gains in 1997, primarily due to increased highway building activity in the Southeast. Metals traffic increased due to gains in domestic sheet steel movements resulting from record steel production and increased pipe shipments. In 1996, metals and construction traffic declined 2%, but revenues were up 1%. Construction carloads fell behind in early 1996 due to inclement weather and were flat the rest of the year; however, higher average revenues more than offset the volume decline. In the metals market, NS Rail's shipments remained strong due to a healthy domestic steel market, which has added capacity, as efficiency at integrated mills and new steel processing facilities has improved.
     Moderate growth is expected in 1998, supported by several new metals projects coming on line, and continued growth in construction traffic.
     If approved, the Conrail transaction will give NS Rail access to 11 additional steel mills.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     INTERMODAL traffic volume increased 11%, and revenues increased 12% in 1997, each exceeding the records set in 1996. Capacity expansions on major terminals and trains, combined with a healthy domestic and international economy, enabled NS Rail to achieve the third year of double-digit growth in four years. Volume increases were balanced, allowing NS Rail to outperform the market in all traffic segments. Container traffic volume increased 12%, supported by strength in new steamship business under contract.
     In 1996, driven by increased domestic container and Triple Crown Services Company (TCSC) volume, intermodal traffic volume increased 5%, and revenues increased 3%, each reaching a record level. EMP, the container equipment-sharing arrangement with Union Pacific and Conrail, contributed significantly to the domestic growth. International container volume declined only slightly, despite an industry slowdown that began in the spring and lasted until the fall. NS Rail's overall market share improved slightly due to new international business and the continued domestic container and TCSC growth.
     NS Rail's intermodal volume is expected to remain strong, although growth in 1998 is not expected to equal the double-digit performance of 1997. New train services between Greensboro and Chicago, and St. Louis and Atlanta are expected to attract less-than-truckload and other premium service customers. Rate actions to improve balance and margin are expected to be implemented throughout the year and to contribute to traffic moderation.
     The Conrail transaction, if approved, should result in significant growth in intermodal revenues, as NS Rail will benefit from direct access to most major East Coast ports.

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 3% in 1997, despite a 5% increase in traffic volume. In 1996, railway operating expenses decreased slightly; however, 1995's expenses included a $34 million charge for an early retirement program (see Note 12 on page 57). Excluding that charge, railway operating expenses increased 1% on a 2% increase in traffic volume.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by expenses, was a record 71.3 in 1997, compared with 71.6 in 1996, and 73.5 (72.7 excluding the early retirement charge) in 1995. NS Rail's railway operating ratio continues to be the best among the major railroads in the United States.
     Even before the Conrail transaction is approved, NS Rail expects to incur expenses related to integration efforts, and, as a result, the railway operating ratio is anticipated to be higher in 1998.

                         RAILWAY OPERATING RATIO
         (Shown as a Graph in the Annual Report to Stockholders)
                  1997     1996     1995     1994     1993
                -------- -------- -------- -------- --------
                  71.3%   71.6%    73.5%    73.2%    75.3%

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       Railway Operating Expenses
                          Increases (Decreases)
                             ($ in millions)
                                        1997 vs. 1996  1996 vs.1995
                                        -------------  -------------
         Compensation and benefits           $  5         $(80) *
         Materials, services and rents         61            6
         Depreciation                          13           20
         Diesel fuel                           (6)          43
         Casualties and other claims          --             2
         Other                                  1           (4)
                                             ----         ----
         Total                               $ 74         $(13)
                                             ====         ====

          *Reflects the $34 million early retirement charge in 1995.

     COMPENSATION AND BENEFITS, which represents about half of total railway operating expenses, increased slightly in 1997, but decreased 5% (3% excluding the effect of the early retirement charge) in 1996.
     In 1997, higher wages resulting from contract wage increases and additional train and engine employees were offset by lower fringe benefit and incentive compensation costs. The decline in fringe benefit costs was largely due to favorable investment experience on pension plan assets. Productivity improvements and train efficiencies offset the effects of the higher traffic volume to a large extent.
     The 1996 decrease (excluding the effect of the 1995 early retirement charge) was principally attributable to: (1) reduced employment resulting from the 1995 early retirement program and productivity improvements due to ongoing reductions in train-crew sizes and train efficiencies and (2) reduced costs for fringe benefits, principally medical costs for salaried employees. These decreases were somewhat offset by increases attributable to higher volume and increased wage rates resulting from new labor agreements.
     MATERIALS, SERVICES, AND RENTS includes items used for the maintenance of the railroads' lines, structures, and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 10% in 1997 and 1% in 1996.
     The 1997 increase resulted principally from higher volume-related intermodal expenses, as well as higher equipment rent costs, partially a result of a change in the mix of received vs. forwarded traffic. Higher locomotive repair expenses and costs for contract programmers to make computer processes Year-2000 compliant (discussed below) also contributed to the increase. The 1996 increase also resulted from higher volume-related intermodal expenses, as well as higher equipment rent costs that more than offset lower locomotive and car-repair costs.
     Equipment rents, which represent the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, were up 11% in 1997 and 10% in 1996. The 1997 increase was due to a 5% increase in overall traffic and a shift in traffic mix. Carloadings in other railroads' and privately owned freight cars were up 7%, due to growth in traffic received from other railroads. Trailer and container loadings, moving mostly on privately owned flatcars, were up 11%. These increased costs were mitigated somewhat by higher receipts from short-term leases of locomotives to various railroads. The 1996 increase

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

resulted from higher container traffic, lower receipts from short-term leases of locomotives, and more freight car leases necessary to meet customer requirements. These increased costs were somewhat offset by lower net costs for multilevel equipment.
     Locomotive repair costs increased in 1997, a result of higher traffic levels and an increase in the average number of locomotives in service throughout the year.
     In October 1995, NS Rail initiated a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. As of December 1997, most of NS Rail's mainframe computer programs had been reviewed. This mainframe project is expected to be completed by the end of 1998. NS Rail has redeployed existing information technology resources and has incurred incremental costs, mostly for contract programmers. Incremental costs through 1997, which were expensed, were less than $10 million, and the total incremental costs of the entire project are expected to be less than $25 million. Failure to achieve Year-2000 compliance -- by NS Rail, other railroads, its suppliers, and its customers -- could negatively affect NS Rail's ability to conduct business for an extended period. Management believes that NS Rail's project will be completed on time and that the chance of failure is remote.
     DEPRECIATION expense (see Note 1, "Properties," on page 47 for NS Rail's depreciation policy) was up 3% in 1997 and 5% in 1996. Increases in both years were due to property additions, reflecting recent substantial levels of capital spending.
     DIESEL FUEL costs declined 3% in 1997, but increased 23% in 1996. The 1997 decrease was due to a 5% drop in the average price per gallon, somewhat offset by a 3% rise in consumption. The 1996 increase was due to a 20% rise in the average price per gallon, as prices reached levels unseen since the Persian Gulf Crisis in 1991, and to a 3% increase in consumption.
     CASUALTIES AND OTHER CLAIMS (including estimates of costs related to personal injury, property damage, and environmental matters) were unchanged in 1997, but increased 2% in 1996. In 1997, a reduction in personal injury expenses was offset by higher freight damage costs. In 1996, higher accruals for environmental remediation costs more than offset reduced accruals for personal injury liabilities and the effects of a nonrecurring liability insurance premium refund.
     The largest component of casualties and other claims expense is personal injury costs. NS Rail experienced another reduction in the number of reportable injuries in 1997, with a consequent reduction in the cost of personal injury claims. NS Rail continues to work actively to reduce all accidents and to control the associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claim settlement environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which non-rail competitors are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS Rail maintains substantial amounts of commercial insurance for potential third-party liability and property damage losses. However, it also retains reasonable levels of risk through self-insurance.
     OTHER expenses increased 1% in 1997, but decreased 3% in 1996.

Income Taxes
------------
     Income tax expense in 1997 was $380 million for an effective rate of 34%, compared with an effective rate of 34% in 1996 and 35% in 1995.
     The effective rates in all three years were below the statutory federal and state rates as a result of investments in corporate-owned life insurance and in coal-seam gas properties and favorable adjustments

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

upon filing the prior year tax returns. In addition, 1997 benefited from favorable adjustments of accrued liabilities for state income taxes. 1996 benefited from favorable adjustments resulting from settlement of federal income tax years 1990-1992.

Accounting Change and New Accounting Pronouncements
---------------------------------------------------
     As discussed in Note 1 under "Required Accounting Change" on page 47, NS Rail adopted AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), effective January 1, 1997. The adoption of SOP 96-1 did not have a material effect on NS Rail's financial statements.
     During 1997, Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. Neither statement is expected to have a material effect on NS Rail's financial statements.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash provided by operating activities, NS Rail's principal source of liquidity, increased $211 million, or 17%, in 1997, but decreased $45 million, or 4%, in 1996. Since consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments, and a significant portion of capital spending. The 1997 increase was principally due to lower income tax payments and improved income from railway operations. The 1996 decrease was largely attributable to lump-sum wage payments associated with labor contract settlements and higher income tax payments related to the settlement of federal income tax years 1990-1992.
     Cash used for investing activities increased 44% in 1997 and decreased 7% in 1996. Property additions account for most of the spending in this category.

     The following tables show capital spending, track, and equipment statistics for the past five years.

                          CAPITAL EXPENDITURES
                          --------------------
      (Also shown as a Graph in the Annual Report to Stockholders)
                             ($ in millions)
                      1997    1996    1995    1994    1993
                      ----    ----    ----    ----    ----
       Road           $580    $428    $379    $383    $411
       Equipment       304     326     333     235     218
       Other property  --      --        1      22     --
                      ----    ----    ----    ----    ----
          Total       $884    $754    $713    $640    $629
                      ====    ====    ====    ====    ====

     Capital expenditures increased 17% in 1997 and 6% in 1996. The increase in 1997 was due to higher roadway additions that included construction costs for four motor vehicle distribution facilities scheduled to be completed early in 1998.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)
          ----------------------------------------------------
                       1997     1996     1995     1994     1993
                      -----    -----    -----    -----    -----
     Track miles of
       rail installed   451      401      403      480      574
     Miles of track
       surfaced       4,703    4,686    4,668    4,760    5,048
     New crossties
       installed
       (millions)       2.2      1.9      2.0      1.7      1.6

                    AVERAGE AGE OF RAILWAY EQUIPMENT
                    --------------------------------
     (Years)           1997     1996     1995     1994     1993
                       ----     ----     ----     ----     ----
     Freight cars      23.0     22.3     22.0     21.9     21.3
     Locomotives       15.3     15.4     15.7     15.8     15.1
     Retired
       locomotives     23.3     24.4     22.6     23.6     24.7

     Since 1988, NS Rail has rebodied about 25,000 coal cars and plans to continue that program. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the corresponding table.
     NS Rail began an orderly disposition of approximately 17,000 freight cars in October 1994. This was completed in 1997, with total proceeds of $104 million included in "Property sales and other transactions" in the 1997, 1996, and 1995 Consolidated Statements of Cash Flows. In 1995 and 1996, this line item also reflected greater proceeds from land sales.
     For 1998, NS Rail has budgeted approximately $900 million of capital expenditures, of which $149 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to be affected significantly by Conrail-related expenditures, which are expected to incrementally add approximately $500 million over the next three years.
     Cash used for financing activities increased 48% in 1997, but decreased 17% in 1996. The 1997 increase was due to significant advances made to NS (see Note 2 on page 47).


JOINT ACQUISITION OF CONRAIL BY NS

     On May 23, 1997, NS and CSX completed the acquisition of Conrail stock that was tendered in response to the NS/CSX tender offer (see Note 2 on page 47). On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged into Conrail. Pursuant to the merger, all previously issued Conrail stock either was canceled or converted into the right to receive $115 per share in cash. NS' total cost for its portion of the acquisition, including NS' fees, was $5.8 billion. On June 23, 1997, NS and NS Rail (collectively, NSC) and CSX filed a joint application with the Surface Transportation Board (STB) for control and division of the use and operations of Conrail's assets and for authority to implement the transaction. The application addresses projected traffic

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

flows, proposed operations, and related matters; outlines the capital investments NSC and CSX each plan to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB. The joint application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, D.C. 20423-0001.
     In May 1997, the STB issued a scheduling order providing for issuance of a final decision no later than June 8, 1998, to become effective 30 days thereafter. On Nov. 3, 1997, the STB extended the period for issuing its final decision by 45 days, to July 23, 1998, to become effective 30 days thereafter. This extension was in conjunction with a new requirement that NSC and CSX comply with the STB's order to submit detailed safety integration plans, and it is likely to delay realization of the expected transaction benefits.
     No assurance can be given with respect to the receipt of STB approval or as to modifications or conditions that may be imposed in connection therewith, or their impact, if any, on the expected transaction benefits. The STB has the authority to modify contract terms and impose additional conditions, including divestitures, grants of trackage rights, modification of other proposed aspects of operations, and requirements that could affect the timing of implementation and realization of benefits.
     Until NSC and CSX are permitted by the STB to assume control over Conrail (the "Control Date"), Conrail will continue to be managed by its current Board of Directors and Management. Following the Closing Date, which will occur as soon as practicable after the Control Date, various agreements between NSC and CSX provide, among other things, for each of the parties: (1) separately to operate pursuant to lease agreements portions of the routes and assets now owned and operated by Conrail, and
(2) jointly to operate other Conrail properties. The closing is contingent upon, among other things, attainment of necessary labor implementing agreements and is expected to occur as soon as practicable after satisfaction of those contingencies and consistent with ensuring safe and efficient operations.
     NS Rail is in the process of negotiating necessary implementing agreements with representatives of the affected employees. The United Transportation Union, the nation's largest rail union, and the Brotherhood of Locomotive Engineers have advised the STB that they have withdrawn their opposition and have agreed to support the transaction. Employees represented by these two unions make up 44% of the NS Rail work force covered by labor agreements.
     The NSC/CSX agreements also provide for the allocation of responsibility for certain known and contingent Conrail liabilities. Until the STB renders a final decision on the control application filed by NSC and CSX, NSC will not have complete access to Conrail's related books, records, and physical assets, and will not know precisely which Conrail properties it will have responsibility for or control over pursuant to its agreements with CSX. As a consequence, it is not possible at this time for NS Rail to state or to assess with precision the amount of its share of Conrail assets and liabilities.
     As a result of the intensive efforts under way to plan for the operation of NSC's portion of Conrail's assets, the timing of certain integration expenses has accelerated; moreover, because of uncertainties concerning both the conditions that the STB may impose and the timing of other matters, the anticipated transaction synergies may be realized later than originally believed.
     Certain of the foregoing are forward-looking statements, and attention is called to the related cautionary language at the end of Management's Discussion and Analysis.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

OTHER MATTERS

Market Risks and Hedging Activities
-----------------------------------
     NS Rail does not engage in the trading of derivatives. NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio. Of NS Rail's total debt outstanding (see Note 8 on page
55), all is fixed-rate debt, except for $244 million of capital leases. The capital leases, which carry an average fixed rate of 7.4%, were converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1997, the average pay rate was 6.1% and the average receive rate was 7.4% under these agreements. During 1997, the effect of the swaps was to reduce interest expense by $3 million. A portion of the lease obligations is payable in Japanese yen. NS Rail hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.
     A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $2 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Lawsuits
--------
     Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of NS Rail. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 individuals. Shortly after the trial, the Supreme Court of Louisiana ruled that under the Louisiana Class Action Statute, the trial court cannot enter a judgment for punitive damages until all compensatory damages have been determined. In view of the number of individual plaintiffs claiming compensatory damages, this process could take years.
     Management will continue to monitor the progress of this litigation. If the jury verdict is not vacated or modified in an acceptable manner, appropriate appeals will be pursued. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification.
     While the final outcome of this matter and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately $21 million in 1997, and capital expenditures totaled approximately $6 million. Both are expected to be at similar levels in 1998. As of Dec. 31, 1997, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable costs based on available information at 111 identified locations. On that date, 11 sites accounted for $25 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that AGS, a subsidiary of NS Rail, is responsible -- along with four other parties believed to be financially solvent and with two of which the EPA and state authorities have reached settlements -- for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA indicates that it has expended or expects to expend a total of approximately $130 million at the site. NS Rail continues to contest liability on a variety of grounds, and trial now is scheduled to begin on Feb. 22, 1999. The EPA bases its claim of NS Rail's liability on (a) the alleged activities in the 1880s of a company not at the time owned or controlled by an NS Rail subsidiary but acquired in 1916, and (b) certain servitudes possessed by that subsidiary only for a rail right-of-way.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned in the past, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Inflation
---------
     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS Rail, a capital-intensive company, has approximately $14 billion invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

Trends
------
- Federal Economic Regulation -- Efforts will be made in 1998 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

- Reduction of "Greenhouse" Gases -- In December 1997, international environmental officials meeting in Kyoto, Japan, agreed to reduce substantially the emission of so-called "greenhouse" gases by 2010. Agreement on such reductions was reached on the basis of questionable scientific evidence and in spite of the fact that the burden of the reduction regimen will be borne disproportionally by developed nations such as the United States. NS Rail, the rail industry, and a wide variety of other affected constituencies in the United States expect to assure that, prior to a Senate vote on the proposed treaty, the public and governmental authorities have available to them additional scientific information and data concerning other effects that are likely to result from implementation.

- Utility Deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant parties. The effects of deregulation on NS Rail and on its patrons cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the realization and the timing of benefits expected to result from consummation of the Conrail transaction.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Quarterly Financial Data (Unaudited)
                                  ---------------------------------------
                                   March 31  June 30   Sept. 30  Dec. 31
                                   --------  -------   --------  -------
                                 ($ in millions, except per share amounts)
     1997
     ----
Railway operating revenues         $1,046    $1,067    $1,048    $1,062
Income from railway operations        281       321       297       314
Net income                            128       200       206       220
Dividends per serial
  preferred share                  $ 0.65    $ 0.65    $ 0.65    $ 0.65

     1996
     ----
Railway operating revenues         $1,017    $1,038    $1,020    $1,026
Income from railway operations        262       300       300       303
Net income                            163       191       209       206
Dividends per serial
  preferred share                  $ 0.65    $ 0.65    $ 0.65    $ 0.65


                    Index to Financial Statements:           Page
                    -----------------------------            ----
          Consolidated Statements of Income
            Years ended December 31, 1997, 1996 and 1995       41

          Consolidated Balance Sheets
            As of December 31, 1997 and 1996                   42

          Consolidated Statements of Cash Flows
            Years ended December 31, 1997, 1996 and 1995       44

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1997, 1996 and 1995       45

          Notes to Consolidated Financial Statements           46

          Independent Auditors' Report                         66


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 68.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income
                                           Years ended December 31,
                                           1997      1996      1995
                                          ------    ------    ------
                                                ($ in millions)
Railway operating revenues                $4,223    $4,101    $4,012

Railway operating expenses:
 Compensation and benefits (Note 12)       1,405     1,400     1,480
 Materials, services, and rents              690       629       623
 Depreciation                                416       403       383
 Diesel fuel                                 227       233       190
 Casualties and other claims                 123       123       121
 Other                                       149       148       152
                                          ------    ------    ------
      Railway operating expenses           3,010     2,936     2,949
                                          ------    ------    ------

      Income from railway operations       1,213     1,165     1,063

Charge for credit facility costs (Note 2)    (77)     --        --
Other income - net (Note 3)                   28        39        44
Interest expense on debt (Note 6)            (30)      (34)      (33)
                                          ------    ------    ------
      Income before income taxes           1,134     1,170     1,074

Provision for income taxes (Note 4)          380       401       372
                                          ------    ------    ------
      Net income                          $  754    $  769    $  702
                                          ======    ======    ======




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets
                                                   As of December 31,
                                                     1997      1996
                                                   --------  --------
                                                     ($ in millions)
Assets
Current assets:
 Cash and cash equivalents                         $     7   $   172
 Short-term investments (Note 14)                      120       143
 Accounts receivable net of allowance for
  doubtful accounts of $3 million and
  $4 million, respectively                             539       546
 Materials and supplies                                 58        61
 Deferred income taxes (Note 4)                        100        95
 Other current assets                                  117       120
                                                   -------   -------
      Total current assets                             941     1,137

Due from NS - net (Note 2)                             447      --
Investments (Notes 5 and 14)                           930       871
Properties less accumulated depreciation (Note 6)    9,447     9,015
Other assets                                            62        30
                                                   -------   -------
      Total assets                                 $11,827   $11,053
                                                   =======   =======

Liabilities and stockholders' equity
Current liabilities:
 Short-term debt (Note 8)                          $    27   $    27
 Accounts payable (Note 7)                             586       550
 Income and other taxes                                149       158
 Due to NS - net (Note 2)                             --          65
 Other current liabilities (Note 7)                     98       109
 Current maturities of long-term debt (Note 8)          59        54
                                                   -------   -------
      Total current liabilities                        919       963

Long-term debt (Note 8)                                547       544
Other liabilities (Note 10)                            846       886
Minority interests                                       2         2

Deferred income taxes (Note 4)                       3,121     2,886
                                                   -------   -------
      Total liabilities                              5,435     5,281
                                                   -------   -------



                                                          (continued)

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 Consolidated Balance Sheets (continued)
                                                   As of December 31,
                                                     1997      1996
                                                   --------  --------
                                                     ($ in millions)
Stockholders' equity:
 Serial preferred stock (Note 11)                       55        55
 Common stock (Note 11)                                167       167
 Additional paid-in capital                            525       525
 Unrealized gain on marketable securities (Note 14)    414       398
 Retained income                                     5,231     4,627
                                                   -------   -------
      Total stockholders' equity                     6,392     5,772
                                                   -------   -------
      Total liabilities and stockholders' equity   $11,827   $11,053
                                                   =======   =======

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows
                                              Years ended December 31,
                                              1997      1996      1995
                                             ------    ------    ------
                                                   ($ in millions)
Cash flows from operating activities:
 Net income                                  $  754    $  769    $  702
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                 417       404       384
   Deferred income taxes                         70        89        43
   Charge for credit facility costs              77       --        --
   Nonoperating gains on property sales          (9)      (26)       (9)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                       (23)       (4)       11
      Materials and supplies                      3        (1)       (1)
      Other current assets                       (8)      (13)       (2)
      Current liabilities other than debt        28       (43)      104
      Other - net                               108        31        19
                                             ------    ------    ------
        Net cash provided by
          operating activities                1,417     1,206     1,251

Cash flows from investing activities:
 Property additions                            (838)     (646)     (609)
 Property sales and other transactions           54        96        81
 Investments, including short-term             (175)     (192)     (246)
 Investment sales and other transactions        165       190       178
                                             ------    ------    ------
        Net cash used for
          investing activities                 (794)     (552)     (596)

Cash flows from financing activities:
 Dividends (Note 2)                              (3)     (289)     (292)
 Credit facility costs paid (Note 2)            (72)       (5)     --
 Advances to NS (Note 2)                       (760)     (302)     (373)
 Advances and repayments from NS (Note 2)       101       140        88
 Proceeds from long-term borrowings               2        10         8
 Long-term debt repayments                      (56)      (85)      (71)
                                             ------    ------    ------
        Net cash used for
          financing activities                 (788)     (531)     (640)
                                             ------    ------    ------
        Net increase (decrease)
          in cash and cash equivalents         (165)      123        15

Cash and cash equivalents:
 At beginning of year                           172        49        34
                                             ------    ------    ------
 At end of year                              $    7    $  172    $   49
                                             ======    ======    ======
Supplemental disclosures of cash flow information
 Cash paid during the year for:
  Interest (net of amounts capitalized)      $   60    $   67    $   49
  Income taxes                               $  217    $  351    $  273

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity
                                                 Unrealized
                          Serial                  Gain on
                        Preferred Common  Other  Marketable Retained
                          Stock   Stock  Capital Securities  Income   Total
                        --------- ------ ------- ---------- --------  -----
                                          ($ in millions)
Balance December 31, 1994  $ 55    $167   $515      $253    $4,451   $5,441
 Net income - 1995                                             702      702
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (3)      (3)
  Common stock,
    $17.31 per share                                          (289)    (289)
 Non-cash dividends on
  common stock (Note 2)                                       (300)    (300)
 Contribution from NS
  (Note 2)                                  10                           10
 Unrealized gain on
   investments                                        84                 84
                           ----    ----   ----      ----    ------   ------

Balance December 31, 1995    55     167    525       337     4,561    5,645
 Net income - 1996                                             769      769
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (3)      (3)
  Common stock,
    $17.14 per share                                          (286)    (286)
 Non-cash dividends on
  common stock (Note 2)                                       (414)    (414)
 Unrealized gain on
   investments (Note 14)                              61                 61
                           ----    ----   ----      ----    ------   ------

Balance December 31, 1996    55     167    525       398     4,627    5,772
 Net income - 1997                                             754      754
 Cash dividends:
  Serial preferred stock,
    $2.60 per share                                             (3)      (3)
 Non-cash dividends on
  common stock (Note 2)                                       (147)    (147)
 Unrealized gain on
   investments (Note 14)                              16                 16
                           ----    ----   ----      ----    ------   ------

Balance December 31, 1997  $ 55    $167   $525      $414    $5,231   $6,392
                           ====    ====   ====      ====    ======   ======


See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company, together with its consolidated subsidiaries (collectively, NS Rail), is engaged principally in the transportation of freight by rail, primarily in the Southeast and Midwest. The consolidated financial statements include Norfolk Southern Railway Company, Norfolk and Western Railway Company and their majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 15 for the Norfolk and Western Railway Company and Subsidiaries (NW) summarized consolidated financial information).
     Rail freight consists of raw materials, intermediate products, and finished goods classified in the following market groups: coal; chemicals; paper, clay, and forest products; automotive; agriculture, government, and consumer products; metals and construction, and intermodal. All groups are approximately equal in size based on revenues except for coal, which accounts for almost one-third of total railway operating revenues. Ultimate destinations for some of the freight and a portion of the coal shipped are outside the United States.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as held-to-maturity, trading, or available-for-sale securities. On Dec. 31, 1997 and 1996, all "Short-term investments," consisting primarily of United States government and federal agency securities and all marketable equity securities consisting principally of NS Common Stock, were designated as available-for-sale. Accordingly, unrealized gains and losses, net of taxes, are recognized in "Stockholders' equity" (see also Note 14).

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

------    -------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is primarily depreciated on the basis of use measured by gross ton-miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 20%. In 1997, the overall depreciation rate averaged 2.8% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and non-rail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and non-rail assets are included in "Other income" (see
Note 3).
     NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS Rail does not engage in the trading of derivatives. NS Rail is a party to a limited number of derivative agreements that hedge interest rate exposures on certain components of its debt portfolio. Differentials paid or received as a result of fluctuations in market interest rates are recognized in interest expense over the outstanding lives of the related obligations. Unamortized balances are included in "Long-term debt" in the Consolidated Balance Sheets.

Required Accounting Change
--------------------------
     Effective Jan. 1, 1997, NS Rail adopted AICPA Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1), which provides guidance with respect to recognition and measurement of environmental remediation liabilities and disclosure of such liabilities in financial statements. The adoption of SOP 96-1 did not have a material effect on NS Rail's financial statements.


2. RELATED PARTIES

General
-------
     Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

Joint Acquisition of Conrail by NS
----------------------------------
     On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail Inc. (Conrail) stock that was tendered in response to the NS/CSX tender offer. On June 2, 1997, a merger subsidiary jointly controlled by NS and CSX was merged

------    -------------------------------------------

2. RELATED PARTIES (continued)

into Conrail. Pursuant to the merger, all previously outstanding Conrail stock either was canceled or was converted into the right to receive $115 per share in cash. NS' share of the cost of the acquisition, plus NS' fees, totaled $5.8 billion. NS has a 58% economic and 50% voting interest in the entity that owns Conrail. All Conrail stock owned by NS and CSX remains in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). STB approval, while anticipated, cannot be assured, and a final decision is not expected to be effective prior to Aug. 22, 1998 (the "Control Date"). Should the STB not approve the transaction, NS could incur a significant loss on the disposition of its investment in Conrail.
     On June 10, 1997, NS and NS Rail (collectively, NSC), CSX, and Conrail entered into an agreement (the Transaction Agreement) covering division of Conrail's operations and use of Conrail's assets (collectively, the Transaction). The Transaction Agreement provides, among other things, for NSC and CSX after the Control Date: (1) separately to operate, pursuant to lease agreements, portions of the routes and assets now owned and operated by Conrail, and (2) jointly to operate other Conrail properties. In addition, Conrail will continue certain operations as agent for NSC and CSX. The Transaction Agreement and various other agreements between and among NSC, CSX, and Conrail also provide for the allocation between NSC and CSX of responsibility for certain known and contingent Conrail liabilities. The Transaction will be consummated as soon as practicable after STB approval. Closing is contingent upon, among other things, attainment of necessary labor implementing agreements, and a determination that implementation can be accomplished safely and without service disruptions, either of which might delay closing and realization of the expected transaction benefits. The STB has the authority to modify contract terms and impose conditions, including divestitures, grants of trackage rights, and limitations upon proposed operations.
     Until the Control Date, Conrail will continue to be managed by its current Board of Directors and Management, and, due to regulatory constraints, NSC will not have complete access to Conrail's related books, records, and physical assets. Further, until the STB renders its final decision, NSC will not know with certainty which Conrail properties it will have responsibility for or control over pursuant to its agreements with CSX and Conrail, or the effects of any other conditions that may be imposed by the STB.
     The Consolidated Statement of Income for the year ended Dec. 31, 1997, includes a $77 million charge incurred in conjunction with certain now-terminated commitments that provided financing for the proposed acquisition of all Conrail stock. This charge reduced net income by $50 million.

     Intercompany Accounts
     ---------------------
                                           December 31,
                            ------------------------------------------
                                   1997                   1996
                            -------------------    -------------------
                                      Average                Average
                                      Interest               Interest
                            Balance     Rate       Balance     Rate
                            -------   --------     -------   --------
                                         ($ in millions)
     Due from NS:
       Advances             $ 752       5%         $ 156       4%
     Due to NS:
       Notes                  305       7%           221       6%
                            -----                  -----
       Due (to) from
         NS - net           $ 447                  $(65)
                            =====                  =====

------    -------------------------------------------

2. RELATED PARTIES (continued)

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. Included in "Interest income" is $15 million, $14 million, and $18 million in 1997, 1996, and 1995, respectively, related to amounts due from NS.
     Included in "Other interest expense" is $17 million, $14 million, and $10 million in 1997, 1996, and 1995, respectively, related to amounts due to NS.

Non-cash Dividends
------------------
     In 1997, 1996, and 1995, NS Rail declared and issued to NS non-cash dividends of $147 million, $414 million, and $300 million, respectively, which were settled by reduction of NS Rail's interest-bearing advances due from NS.
     Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

Transfer of Investment from NS
------------------------------
     In December 1995, NS transferred its $10 million equity interest in a nonoperating subsidiary to Norfolk Southern Railway Company. This transfer was recorded at historical cost and was reflected as a contribution to capital.

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. On Dec. 31, 1997, and Dec. 31, 1996, NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $443 million and $293 million, respectively.

Cash Required for NS Debt and NS Stock Purchase Program
-------------------------------------------------------
     To finance the cost of the Conrail transaction, NS issued and sold commercial paper and $4.3 billion of unsecured notes. A significant portion of the funding for the interest and repayments on this and other NS debt is expected to be provided by NS Rail.
     Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 285 million shares (post-split) of NS Common Stock. Since the first purchases in December 1987 and through Oct. 22, 1996, NS had purchased and retired 205.6 million shares (post-split) of its Common Stock under these programs at a cost of $3.2 billion.
     On Oct. 23, 1996, NS announced that the stock purchase program had been suspended. Future purchase decisions are dependent on the economy, cash needs, and alternative investment opportunities. Consistent with the earlier purchases, a significant portion of the funding for any future NS Common Stock purchases, either in the form of direct cash or cash used for debt service, is expected to be provided by NS Rail.

------    -------------------------------------------

3. OTHER INCOME - NET
                                    1997      1996      1995
                                   ------    ------    ------
                                        ($ in millions)
Interest income (Note 2)           $  31     $  30     $  36
Rental income                         22        18        19
Dividends from NS                     17        16        15
Gains from sales of properties         9        26         9
Corporate-owned life
 insurance - net                       7         6         7
Other interest expense (Note 2)      (45)      (44)      (32)
Taxes on nonoperating property        (2)       (4)       (2)
Other - net                          (11)       (9)       (8)
                                   -----     -----     -----
     Total                         $  28     $  39     $  44
                                   =====     =====     =====

4. INCOME TAXES

Provision for Income Taxes
--------------------------
                                    1997      1996      1995
                                   ------    ------    ------
                                        ($ in millions)
Current:
 Federal                           $ 279     $ 278     $ 286
 State                                31        34        43
                                   -----     -----     -----
     Total current taxes             310       312       329
                                   -----     -----     -----
Deferred:
 Federal                              75        73        35
 State                                (5)       16         8
                                   -----     -----     -----
     Total deferred taxes             70        89        43
                                   -----     -----     -----
     Provision for income taxes    $ 380     $ 401     $ 372
                                   =====     =====     =====

------    -------------------------------------------

4. INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                           1997              1996              1995
                     ----------------  ----------------  ----------------
                      Amount      %     Amount      %     Amount      %
                     --------   -----  --------   -----  --------   -----
                                        ($ in millions)
Federal income
 tax at statutory
 rate                 $ 397       35     $ 410      35     $ 376      35
State income
 taxes, net of
 federal tax
 benefit                 17        2        33       2        33       3
Corporate-owned
 life insurance         (10)      (1)      (16)     (1)      (17)     (1)
Other - net             (24)      (2)      (26)     (2)      (20)     (2)
                      -----       --     -----      --     -----      --
  Provision for
    income
    taxes             $ 380       34     $ 401      34     $ 372      35
                      =====       ==     =====      ==     =====      ==

Inclusion in Consolidated Return
--------------------------------
     NS Rail is included in the consolidated federal income tax return of NS. The provision for current income taxes in the Consolidated Statements of Income reflects NS Rail's portion of NS' consolidated tax provision. Tax expense or tax benefit is recorded on a separate company basis.

Deferred Tax Assets and Liabilities
-----------------------------------
     Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences. Management believes the deferred tax assets will be realized.

------    -------------------------------------------

4. INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                              December 31,
                                          1997           1996
                                        --------       --------
                                            ($ in millions)
Deferred tax assets:
 Reserves, including casualty
   and other claims                     $   143        $   148
 Employee benefits                          130            148
 Retiree health and death
   benefit obligation                       132            137
 Taxes, including state
   and property                             159            163
 Other                                        1              1
                                        -------        -------
     Deferred tax assets                    565            597
                                        -------        -------
Deferred tax liabilities:
 Property                                (2,883)        (2,839)
 Unrealized holding gains                  (229)          (220)
 Other                                      (31)           (36)
                                        -------        -------
     Deferred tax liabilities            (3,143)        (3,095)
Intercompany federal
 tax payable - net                         (443)          (293)
                                        -------        -------
     Net deferred tax liability          (3,021)        (2,791)
     Net current deferred
       tax assets                           100             95
                                        -------        -------
     Net long-term deferred
       tax liability                    $(3,121)       $(2,886)
                                        =======        =======

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1992. The consolidated federal income tax returns for 1993 and 1994 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS Rail purchased from a third party pursuant to a safe harbor lease agreement in 1981. The Tax Court finalized this decision in February 1997. This decision has been appealed, and Management continues to believe that NS Rail ultimately should incur no loss from this decision, because the lease agreement provides for full indemnification if any such disallowance is sustained.

------    -------------------------------------------

5. INVESTMENTS
                                             December 31,
                                         1997           1996
                                        ------         ------
                                           ($ in millions)
Marketable equity securities at
 fair value (Note 14)                   $ 664          $ 639
Corporate-owned life insurance at
 net cash surrender value                 249            213
Other                                      17             19
                                        -----          -----
     Total                              $ 930          $ 871
                                        =====          =====

6. PROPERTIES
                                             December 31,
                                          1997           1996
                                        --------       --------
                                            ($ in millions)
Railway property:
 Road                                   $ 8,819        $ 8,405
 Equipment                                4,832          4,665
Other property                               77             79
                                        -------        -------
                                         13,728         13,149
Less: Accumulated depreciation            4,281          4,134
                                        -------        -------
  Net properties                        $ 9,447        $ 9,015
                                        =======        =======

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1997, 1996, and 1995 was $47 million, $46 million, and $47 million, respectively, of which $17 million, $12 million, and $14 million was capitalized.

------    -------------------------------------------

7. CURRENT LIABILITIES
                                             December 31,
                                         1997           1996
                                        ------         ------
                                           ($ in millions)
Accounts payable:
 Accounts and wages payable             $ 245          $ 228
 Casualty and other claims                171            165
 Vacation liability                        80             75
 Equipment rents payable - net             67             61
 Other                                     23             21
                                        -----          -----
     Total                              $ 586          $ 550
                                        =====          =====
Other current liabilities:
 Interest payable                       $  35          $  14
 Liabilities for forwarded traffic         31             63
 Retiree health and death
  benefit obligation (Note 13)             23             23
 Other                                      9              9
                                        -----          -----
     Total                              $  98          $ 109
                                        =====          =====

------    -------------------------------------------

8. DEBT

Long-Term Debt
--------------
                                             December 31,
                                         1997           1996
                                        ------         ------
                                           ($ in millions)
Equipment obligations at an
 average rate of 7.8%
 maturing to 2009                       $ 353          $ 393
Capitalized leases at an average
 rate of 6.1% maturing to 2015            246            197
Other debt at an average rate
 of 5.5% maturing to 2015                   7              8
                                        -----          -----
     Total long-term debt                 606            598
                                        -----          -----
     Less: Current maturities              59             54
                                        -----          -----
     Long-term debt
       less current maturities          $ 547          $ 544
                                        =====          =====
Long-term debt matures as follows:
 1999                                   $ 131
 2000                                      62
 2001                                      56
 2002                                      51
 2003 and subsequent years                247
                                        -----
     Total                              $ 547
                                        =====

     The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Short-Term Debt
---------------
     Short-term debt consists of $27 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility.

Capital Lease Obligations
-------------------------
     During 1997 and 1996, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $64 million in 1997 and $108 million in 1996, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 7.0% for those entered into in 1997 and 6.5% for those entered into in 1996. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1997, the average interest rate on these locomotive leases was 6.1%. As a result, NS Rail

------    -------------------------------------------

8. DEBT (continued)

is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

Cash Required for NS Debt
-------------------------
     To finance the cost of the Conrail transaction, NS issued and sold commercial paper and $4.3 billion of unsecured notes. A significant portion of the funding for the interest and repayments on this and other NS debt is expected to be provided by NS Rail.


9. LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road, and other property. Future minimum lease payments are as follows:
                                 Operating Leases   Capital Leases
                                 ----------------   --------------
                                           ($ in millions)
          1998                         $  50            $  35
          1999                            47               35
          2000                            39               35
          2001                            35               34
          2002                            32               34
          2003 and subsequent years      627              164
                                       -----            -----
               Total                   $ 830              337
                                       =====
          Less imputed interest on
          capital leases at an average
          rate of 7.4%                                     91
                                                        -----
          Present value of minimum
          lease payments included
          in debt                                       $ 246
                                                        =====

Operating Lease Expense
-----------------------
                                         1997      1996      1995
                                        ------    ------    ------
                                             ($ in millions)
          Minimum rents                 $  68     $  65     $  59
          Contingent rents                 43        38        36
                                        -----     -----     -----
               Total                    $ 111     $ 103     $  95
                                        =====     =====     =====

------    -------------------------------------------

10.  OTHER LIABILITIES (continued)
                                             December 31,
                                         1997           1996
                                        ------         ------
                                           ($ in millions)
Casualty and other claims               $ 252          $ 247
Net pension obligation (Note 12)           57             82
Retiree health and death
  benefit obligation (Note 13)            281            288
Other                                     256            269
                                        -----          -----
     Total                              $ 846          $ 886
                                        =====          =====

11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 1997 and 1996, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
     In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. NS had purchased 176,608 shares at a total cost of approximately $6.7 million as of Dec. 31, 1996. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year end 1997 and 1996, NS held 176,703 shares.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 1997 and 1996.


12.  PENSION PLANS

     NS Rail's defined benefit pension plans, which principally cover salaried employees, are part of NS' retirement plans. Pension benefits are based primarily on years of creditable service with NS and its participating subsidiary companies and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Assets in the plans consist mainly of common stocks. The following data relate to the combined NS plans.

------    -------------------------------------------

12.  PENSION PLANS (continued)

Pension Cost (Benefit) Components
---------------------------------
                                    1997      1996      1995
                                   ------    ------    ------
                                       ($ in millions)
Service cost-benefits
 earned during the year            $  11     $  12     $  10
Interest cost on projected
 benefit obligation                   66        67        65
Actual return on
 assets in plan                     (273)     (170)     (257)
Net amortization
 and deferral                        171        83       172
                                   -----     -----     -----
     Net pension benefit             (25)       (8)      (10)
Cost of early
 retirement benefits                 --        --         23
                                   -----     -----     -----
     Total                         $ (25)    $  (8)    $  13
                                   =====     =====     =====

     Pension cost is determined based on an actuarial valuation that reflects appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:
                                    1997      1996      1995
                                   -----     -----     -----
Discount rate for determining
 funded status                     7.25%     7.75%     7.25%
Future salary increases            5.25%     5.25%        6%
Return on assets in plans             9%        9%        9%

------    -------------------------------------------

12.  PENSION PLANS (continued)

     The funded status of the plans and the amounts reflected in the accompanying balance sheets were as follows:
                                     December 31,
                        --------------------------------------
                               1997                1996
                        -----------------    -----------------
                        Funded   Unfunded    Funded   Unfunded
                        Plans     Plans      Plans     Plans
                        ------   --------    ------   --------
                                    ($ in millions)
Actuarial present
 value of benefit
 obligations:
  Vested benefits        $ 810     $  62     $ 759     $  59
  Non-vested
    benefits                 2       --          1       --
                         -----     -----     -----     -----
   Accumulated
     benefit
     obligation            812        62       760        59
  Effect of expected
    future salary
    increases               78         4        68         5
                         -----     -----     -----     -----
   Projected
     benefit
     obligation            890        66       828        64
Fair value of
  assets in plans        1,360       --      1,158       --
                         -----     -----     -----     -----
   Funded status           470       (66)      330       (64)

Unrecognized initial
 net asset                 (23)      --        (30)      --
Unrecognized
 (gain) loss              (466)       24      (344)       21
Unrecognized prior
 service cost (benefit)      9        (5)        2         3
                         -----     -----     -----     -----
   Net pension lia-
     bility included
     in the balance
     sheets              $ (10)    $ (47)    $ (42)    $ (40)
                         =====     =====     =====     =====

Early Retirement Program in 1995
--------------------------------
     During 1995, NS completed a voluntary early retirement program for certain salaried employees. The principal benefit for those who participated in this program was enhanced pension benefits, which are reflected in the accumulated benefit obligation. The charge for the 272 employees who accepted the offer is included in "Compensation and benefits" expense and totaled $34 million (including $8 million related to postretirement benefits other than pensions).

------    -------------------------------------------

12.  PENSION PLANS (continued)

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. NS Rail's expenses under these plans were $9 million, $8 million, and $7 million in 1997, 1996, and 1995, respectively.


13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     NS Rail provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided by other group insurance policies. The cost of such health care coverage to a retiree may be determined, in part, by the retiree's years of creditable service with NS and its participating subsidiary companies prior to retirement. Death benefits are determined based on various factors, including, in some cases, salary at time of retirement. The following data relate to the combined NS plans.
     NS Rail continues to fund benefit costs principally on a pay-as-you-go basis. However, in 1991, NS established a Voluntary Employee Beneficiary Association (VEBA) account to fund a portion of the cost of future health care benefits for retirees.
     The VEBA trust holding the plan assets is not expected to be subject to federal income taxes, as the assets are invested entirely in trust-owned life insurance. The last corporate contribution to the VEBA was made in 1994.

Postretirement Benefit Cost Components
--------------------------------------
                                    1997      1996      1995
                                   -------   -------   -------
                                        ($ in millions)
Service cost-benefits
 attributable to service
 during the year                   $   9     $  10     $   9
Interest cost on accumulated
 postretirement benefit
 obligation                           25        24        28
Actual return on plan assets         (25)      (14)      (18)
Net amortization and deferral          6        (4)        2
                                   -----     -----     -----
     Net postretirement
       benefit cost                   15        16        21
Cost of early
 retirement benefits                 --        --          8
                                   -----     -----     -----
     Total                         $  15     $  16     $  29
                                   =====     =====     =====

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation, the salary increase assumption, and the long-term rate of return on plan assets are the same as those used for the pension plans (see table of rate assumptions in Note 12).

------    -------------------------------------------

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

     The following table sets forth these plans' total accumulated postretirement benefit obligation, reconciled with the accrued postretirement benefit obligation:
                                       December 31,
                       -------------------------------------------
                              1997                     1996
                       ------------------       ------------------
                        Health                   Health
                         Care     Death           Care     Death
                       Benefits  Benefits       Benefits  Benefits
                       --------  --------       --------  --------
                                     ($ in millions)
Accumulated post-
 retirement benefit
 obligation:
  Retirees               $ 163     $  85          $ 164     $  83
  Fully eligible
   active plan
   participants             32         9             21         7
  Other active plan
   participants             54        17             42        12
                         -----     -----          -----     -----
      Total                249       111            227       102
Plan assets
  at fair value            111       --              86       --
                         -----     -----          -----     -----
      Funded status       (138)     (111)          (141)     (102)

Unrecognized
 loss (gain)               (33)        3            (27)       (3)
Unrecognized
 prior service
 cost (benefit)            (25)      --             (38)      --
                         -----     -----          -----     -----
      Accrued post-
        retirement
        benefit
        obligation       $(196)    $(108)         $(206)    $(105)
                         =====     =====          =====     =====

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 9.8% for 1998 and 10.4% for 1997. The rate was assumed to decrease gradually to an ultimate rate of 5.5% and remain at that level for 2005 and thereafter. The health care cost trend rate has a significant effect on the amounts reported in the financial statements. To illustrate, increasing the assumed trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of Dec. 31, 1997, by about $32 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1997 by about $4 million.
     Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multiemployer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $4 million in each of 1997, 1996, and 1995.

------    -------------------------------------------

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Short-term investments," "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments.
     The carrying and fair values of long-term "Investments," excluding those accounted for under the equity method in accordance with APB Opinion No. 18, were $921 million and approximately $1 billion on Dec. 31, 1997, and $862 million and approximately $934 million on Dec. 31, 1996, respectively. The fair value of corporate-owned life insurance approximates carrying value. Quoted market prices were used to determine the fair value of marketable securities that are recorded at fair value. Carrying value adjustments, which are non-cash transactions, are not included in the Consolidated Statement of Cash Flows. Underlying net assets were used to estimate the fair value of other investments.

     In accordance with Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity Securities"
(SFAS 115), NS Rail increased the reported carrying value of short-term and long-term investments classified as "available for sale" as follows:
                                          December 31,
                        -------------------------------------------------
                                 1997                       1996
                        ----------------------    -----------------------
                         Short-                     Short-
                          term        Equity         term        Equity
                       Securities   Securities    Securities   Securities
                       ----------   ----------    ----------   ----------
                                        ($ in millions)
     Cost                $  150       $   21        $  335       $   21
     Gross unrealized
       holding gain
       (loss)              --            643            (1)         618
                         ------       ------        ------       ------
     Fair value          $  150       $  664        $  334       $  639
                         ======       ======        ======       ======

     The short-term securities are principally U.S. Treasury securities. Equity securities consist almost entirely of 21,757,902 shares of NS Common Stock (reflects three-for-one stock split to NS stockholders of record on Sept. 5, 1997).
     The change in the unrealized holding gain was $26 million for 1997 and $62 million for 1996. These changes primarily reflect changes in the NS Common Stock price. As a result, stockholder's equity increased $16 million in 1997 and $61 million in 1996.
     The fair value of "Long-term debt," including current maturities, approximated $628 million on Dec. 31, 1997, and $627 million on Dec. 31, 1996. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity (see Note 8 for carrying values of "Long-term debt"). The fair value of interest rate swaps is immaterial.

------    -------------------------------------------

15.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION

     NW is operated as an integral part of NS Rail. Revenues are allocated to NW based on actual traffic movements as determined by revenue ton miles within market groups. Most expenses are charged to NW based on usage or ownership criteria. The costs of functions performed by NS, the parent holding company of NS Rail, are charged to its rail operating subsidiaries. Management believes the methods used to charge expenses to the rail operating subsidiaries are reasonable and appropriate.

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
              Summarized Consolidated Statements of Income
                           1997         1996          1995
                         --------     --------      --------
                                  ($ in millions)
Railway operating
 revenues                $  2,024     $  1,959      $  1,911
Railway operating
 expenses                   1,410        1,352         1,402
                         --------     --------      --------
     Income from railway
       operations             614          607           509
Other - net                    54           50            39
                         --------     --------      --------
     Income before
       income taxes           668          657           548
Provision for income taxes    222          229           187
                         --------     --------      --------
     Net income          $    446     $    428      $    361
                         ========     ========      ========

          NORFOLK AND WESTERN RAILWAY COMPANY AND SUBSIDIARIES
                 Summarized Consolidated Balance Sheets
                                          December 31,
                                     -----------------------
                                       1997           1996
                                     --------       --------
                                        ($ in millions)
Assets
 Current assets                      $    391       $    354
 Noncurrent assets                      6,129          5,631
                                     --------       --------
     Total assets                    $  6,520       $  5,985
                                     ========       ========

Liabilities and Stockholder's Equity
 Current liabilities                 $    269       $    206
 Noncurrent liabilities                 1,824          1,813
 Stockholder's equity                   4,427          3,966
                                     --------       --------
     Total liabilities and
        stockholder's equity         $  6,520       $  5,985
                                     ========       ========

------    -------------------------------------------

15.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION (continued)

     On Aug. 1, 1996, NS Rail transferred 5,294,931 (15,884,793 post-
split) shares of NS Common Stock to NW as a contribution to capital. The transfer was recorded at historical cost, and in accordance with SFAS 115, unrealized appreciation was recognized which increased "Noncurrent assets" $478 million, "Noncurrent liabilities" $167 million, and "Stockholder's equity" $311 million.

16.  COMMITMENTS AND CONTINGENCIES

Lawsuits
--------
     Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and can be reasonably estimated. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 1997, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable costs based on available information at 111 identified locations. On that date, 11 sites accounted for $25 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At many of the 111 locations, Norfolk Southern Railway and/or certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned in the past, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may

------    -------------------------------------------

15.  NW--SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION (continued)

exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Change-in-Control Arrangements
------------------------------
     NS has compensation agreements with officers and certain key employees, which become operative only upon a change in control -- as defined in those agreements -- of that corporation. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Debt Guarantees
---------------
     As of Dec. 31, 1997, NS Rail and certain of its subsidiaries are contingently liable as guarantors with respect to $77 million of indebtedness of related entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.




                                        /s/ KPMG Peat Marwick LLP



Norfolk, Virginia
January 27, 1998

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 14, 1998, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 26, 1998, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I hereof beginning on page 17 under "Executive Officers of the Registrant."

                                 PART IV


Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:


     1.   Index to Consolidated Financial Statements:        Page
          ------------------------------------------         ----
          Consolidated Statements of Income
            Years ended December 31, 1997, 1996 and 1995       41

          Consolidated Balance Sheets
            As of December 31, 1997 and 1996                   42

          Consolidated Statements of Cash Flows
            Years ended December 31, 1997, 1996 and 1995       44

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1997, 1996 and 1995       45

          Notes to Consolidated Financial Statements           46

          Independent Auditors' Report                         66

     2.   Financial Statement Schedule:

          The following consolidated financial
          statement schedule should be read in
          connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule Page
          -------------------------------------------------- ----
          Schedule II - Valuation and Qualifying Accounts      73

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

  10      Material Contracts -

          (a) The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., NS, Registrant, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, is incorporated herein by reference from Exhibit 10 to Norfolk Southern Railway Company's Form 8-K filed electronically on June 30, 1997.

          (b) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference from Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from
               Exhibit 10(a) to Norfolk Southern Railway's
               1994 Annual Report on Form 10-K.

  21      Subsidiaries of the Registrant.

  27      Financial Data Schedule.

(b)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1997.

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1998.


                                NORFOLK SOUTHERN RAILWAY COMPANY



                         By /s/ David R. Goode
                             -----------------------------------------
                               (David R. Goode, President and Chief
                                        Executive Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March, 1998, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

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


/s/ Jon L. Manetta
--------------------------                  Director
   (Jon L. Manetta)


/s/ L. I. Prillaman
--------------------------                  Director
   (L. I. Prillaman)


/s/ Stephen C. Tobias
--------------------------                  Director
   (Stephen C. Tobias)


/s/ Henry C. Wolf
--------------------------                  Director
   (Henry C. Wolf)

                                                         Schedule II
                                                         Page 1 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1996 and 1997
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
Year ended December 31, 1995
----------------------------

Valuation allowance(included
 net in deferred tax
 liability) for deferred tax
 assets                       $  1     $ --    $ --       $ --        $  1
Casualty and other claims
 included in other
 liabilities                  $264     $100    $  3 <F1>  $110 <F2>   $257
Current portion of casualty
 and other claims included
 in accounts payable          $164     $ 21    $164 <F1>  $185 <F3>   $164

Year ended December 31, 1996
----------------------------

Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $  1     $ --    $ --       $ --        $  1
Casualty and other claims
 included in other
 liabilities                  $257     $115    $  4 <F1>  $129 <F2>   $247
Current portion of casualty
 and other claims included
 in accounts payable          $164     $ 16    $154 <F1>  $169 <F3>   $165



<F1> Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.



                                                            (continued)


                                                         Schedule II
                                                         Page 2 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1995, 1996 and 1997 (continued)
                        (In millions of dollars)
                                     Additions charged to
                                     --------------------
                            Beginning          Other                Ending
                            Balance   Expenses Accounts Deductions  Balance
                            --------- -------- -------- ----------  -------
Year ended December 31, 1997
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                       $  1     $ --    $ --       $ --        $  1
Casualty and other claims
 included in other
 liabilities                  $247     $108    $  2 <F1>  $105 <F2>   $252
Current portion of casualty
 and other claims included
 in accounts payable          $165     $ 14    $170 <F1>  $178 <F3>   $171



<F1> Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

<F2> Payments and reclassifications to/from accounts payable.

<F3> Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

Electronic
Submission
Exhibit                                                     Page
Number                  Description                        Number
----------   -------------------------------------------   ------

  21         Subsidiaries of Norfolk Southern Railway.        76

  27         Financial Data Schedule (Required to be
             electronically submitted for use by the
             Securities and Exchange Commission only
             and not deemed part of this filing).             77