Form 10-Q
period 1998-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1998-05-12
CIK 92275

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Virginia                                53-6002016
----------------------------------------    ------------------------------
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                Identification No.)

       Three Commercial Place
         Norfolk, Virginia                            23510-2191
----------------------------------------    ------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code     (757) 629-2682
                                                    ----------------------


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

                Class                 Outstanding as of April 30, 1998
                -----                 ---------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months Ended March 31, 1998 and 1997         3

                  Consolidated Balance Sheets as of
                  March 31, 1998, and December 31, 1997              4

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997       5-6

                  Notes to Consolidated Financial Statements      7-11

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  12-16

Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K                  17

Signatures                                                          18

Index to Exhibits                                                   19

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1998       1997
                                                     -------    -------
RAILWAY OPERATING REVENUES:
 Coal                                                $   323    $   326
 General merchandise                                     605        594
 Intermodal                                              138        126
                                                     -------    -------
     Railway operating revenues                        1,066      1,046
                                                     -------    -------

RAILWAY OPERATING EXPENSES:
 Compensation and benefits                               396        362
 Materials, services and rents                           191        170
 Depreciation                                            106        102
 Diesel fuel                                              48         63
 Casualties and other claims                              30         29
 Other                                                    44         38
                                                     -------    -------
     Railway operating expenses                          815        764
                                                     -------    -------
     Income from railway operations                      251        282

Charge for credit facility costs (Note 3)                 --        (77)
Other income - net                                        20          6
Interest expense on debt                                  (5)        (9)
                                                     -------    -------
     Income before income taxes                          266        202

Provision for income taxes                                98         74
                                                     -------    -------

     NET INCOME                                      $   168    $   128
                                                     =======    =======


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)
                                                March 31,   December 31,
                                                  1998          1997
                                                ---------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                       $    146     $      7
 Short-term investments                               106          120
 Accounts receivable - net                            544          539
 Materials and supplies                                64           58
 Deferred income taxes                                100          100
 Other current assets                                 112          117
                                                 --------     --------
     Total current assets                           1,072          941

Due from NS - net (Note 3)                            408          447
Investments                                         1,102          930
Properties less accumulated depreciation            9,622        9,447
Other assets                                           78           62
                                                 --------     --------
     TOTAL ASSETS                                $ 12,282     $ 11,827
                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                 $     27     $     27
 Accounts payable                                     572          586
 Income and other taxes                               204          149
 Other current liabilities                             99           98
 Current maturities of long-term debt                  62           59
                                                 --------     --------
     Total current liabilities                        964          919

Long-term debt (Note 4)                               602          547
Other liabilities                                     850          846
Minority interests                                      2            2

Deferred income taxes                               3,209        3,121
                                                 --------     --------
     TOTAL LIABILITIES                              5,627        5,435
                                                 --------     --------
Stockholders' equity:
 Serial preferred stock                                55           55
 Common stock                                         167          167
 Additional paid-in capital                           525          525
 Accumulated other comprehensive income (Note 6)      510          414
 Retained income                                    5,398        5,231
                                                 --------     --------
     TOTAL STOCKHOLDERS' EQUITY                     6,655        6,392
                                                 --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 12,282     $ 11,827
                                                 ========     ========

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     1998          1997
                                                    ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 168        $ 128
 Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                      106          102
     Deferred income taxes                              14            9
     Charge for credit facility costs (Note 3)          --           77
     Nonoperating gains on property sales              (13)          (2)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                           (15)         (41)
         Materials and supplies                         (6)          (2)
         Other current assets                            9           10
         Current liabilities other than debt            41           22
         Other - net                                    29           (5)
                                                     -----        -----
            Net cash provided by
              operating activities                     333          298

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (223)        (226)
 Property sales and other transactions                  10           14
 Investments, including short-term                     (33)        (116)
 Investment sales and other transactions                26          101
                                                     -----        -----
            Net cash used for
              investing activities                    (220)        (227)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                     (1)          (1)
 Credit facility costs paid                             --          (71)
 Advances and repayments to NS                          (8)         (99)
 Advances and repayments from NS                        46           37
 Proceeds from long-term borrowings (Note 4)             2            1
 Long-term debt repayments                             (13)         (12)
                                                     -----        -----
            Net cash provided by (used for)
             financing activities                       26         (145)
                                                     -----        -----
            Net increase (decrease) in cash
             and cash equivalents                      139          (74)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                    7          172
                                                     -----        -----
 At end of period                                    $ 146        $  98
                                                     =====        =====

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     1998          1997
                                                    ------        ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  13        $  15
   Income taxes                                      $  --        $   4

* Cash equivalents are highly liquid investments purchased three months or less from maturity.

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and results of operations and cash flows for the three months ended March 31, 1998 and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2. Commitments and Contingencies

   There have been no significant changes since year-end 1997 in the matters as discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1997, Notes to Consolidated Financial Statements, beginning on page 64.

3. Related Parties

   GENERAL
   -------
   NS is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail. Rail operations are coordinated at the holding company level by the NS Executive Vice President-Operations.

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL) BY NS
   -------------------------------------------------
   On February 11, 1997, NS purchased 8.2 million Conrail, Inc. (Conrail) shares acquired pursuant to NS' prior tender offer. On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail stock tendered pursuant to their joint tender offer. Conrail stock owned by NS and CSX has been placed in a voting trust pending approval of the control transaction by the Surface Transportation Board (STB). The approval of the STB, while anticipated, cannot be assumed, and a final decision is not expected to be effective prior to August 1998. Should the STB not approve the transaction, NS could incur a significant loss on the disposition of its investment in Conrail.
   If approved, the transaction will be consummated as soon as practicable after STB approval and is contingent upon, among other things, attainment of necessary labor implementing agreements.

   First-quarter 1998 results included Conrail-related integration costs, which are included in railway operating expenses.

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL INC. (CONRAIL) BY NS (continued)
   -------------------------------------------------
   First-quarter 1997 results included a $77 million pretax charge for credit facility costs incurred in conjunction with certain now-terminated commitments to provide financing for NS' then-proposed acquisition of all Conrail stock.

   INTERCOMPANY ACCOUNTS
   ---------------------
                                 March 31, 1998       December 31, 1997
                               ------------------    -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                           ($ in millions)
   Due from NS:
     Advances                  $ 731        5%       $ 752        5%

   Due to NS:
     Notes and advances          323        7%         305        7%
                               -----                 -----
           Due from NS - net   $ 408                 $ 447
                               =====                 =====

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

   NON-CASH DIVIDEND
   -----------------
   In March 1997, NS Rail declared and issued to NS a non-cash dividend of $147 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 1998, and December 31, 1997,
   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $463 million and $443 million, respectively.

   CASH REQUIRED FOR NS DEBT
   -------------------------
   During 1997, NS borrowed $5.8 billion to finance the joint acquisition, with CSX, of Conrail. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

------    --------------------

4. Capital Lease Obligations

   During the first quarters of 1998 and 1997, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $73 million in 1998 and $45 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36% and 6.45% for the leases entered into in 1998, and 6.83% for the lease entered into in 1997. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

5. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that would disallow some of the tax benefits a subsidiary of NS Rail purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court has been filed, but there is no assurance that the petition will be granted. Management continues to believe that NS Rail ultimately should incur no loss from this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.

6. Comprehensive Income

   Effective January 1, 1998, NS Rail adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in an annual financial statement displayed with the same prominence as other annual financial statements. Condensed financial statements of interim periods are to include a total for comprehensive income. NS Rail's total comprehensive income was as follows:

------    --------------------

6. Comprehensive Income (continued)

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1998      1997
                                                 --------  --------
                                                   ($ in millions)
   Net income                                     $ 168     $ 128

   Other comprehensive income                        96       (13)
                                                  -----     -----
          Total comprehensive income              $ 264     $ 115
                                                  =====     =====

   For NS Rail, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock. "Accumulated other comprehensive income" included in "Stockholders' equity" was $510 million as of March 31, 1998, and $414 million as of December 31, 1997.

7. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 1998      1997
                                               --------  --------
                                                ($ in millions)
                                                  (Unaudited)
   Railway operating revenues                   $ 522     $ 499
   Railway operating expenses                     381       358
                                                -----     -----
        Income from railway operations            141       141
   Other - net                                     27       (19)
                                                -----     -----
        Income before income taxes                168       122
   Provision for income taxes                      61        44
                                                -----     -----
        Net income                              $ 107     $  78
                                                =====     =====

------    --------------------

7. Norfolk and Western Railway Company and Subsidiaries (NW)--
   Summarized Consolidated Financial Information (continued)

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------
                                            March 31,     December 31,
                                              1998           1997
                                           -----------    -----------
                                                 ($ in millions)
                                                   (Unaudited)
   Assets
     Current assets                          $  373         $  391
     Noncurrent assets                        6,436          6,129
                                             ------         ------
        Total assets                         $6,809         $6,520
                                             ======         ======
   Liabilities and stockholder's equity
     Current liabilities                     $  322         $  269
     Noncurrent liabilities                   1,870          1,824
     Stockholder's equity                     4,617          4,427
                                             ------         ------
        Total liabilities and
          stockholder's equity               $6,809         $6,520
                                             ======         ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

RESULTS OF OPERATIONS

Net Income
----------
"Net income" for the first quarter of 1998 was $168 million, an increase of $40 million, compared with first-quarter 1997. Included in 1997's results was a $77 million ($50 million after-tax) charge for costs related to a now-terminated credit agreement which had been established and maintained by NS to purchase all Conrail shares (see Note 3, "Joint Acquisition of Conrail by NS"). Excluding the effect of the charge, first-quarter 1998 net income was down $10 million, or 6 percent, compared with the same period last year, due to a $31 million, or 11 percent, decrease in operating income, partly offset by an $18 million increase in nonoperating income.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1,066 million, up
$20 million, or 2 percent, compared with last year.  As shown in the table below, the improvement was due entirely to increased traffic volume.
                                               First Quarter
                                               1998 vs. 1997
                                             Increase (Decrease)
                                             ------------------
                                               ($ in millions)
     Traffic volume (carloads)                     $  47
     Revenue per unit                                (27)
                                                   -----
                                                   $  20
                                                   =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                 Revenues                Carloads
                             1998       1997          1998      1997
                             ----       ----          ----      ----
                             ($ in millions)          (in thousands)
Coal                       $  323     $  326           331       328

Chemicals                     146        147           102       101
Automotive                    138        124           116        92
Paper/clay/forest             137        135           116       115
Agri./govt./consumer           93         99            89        91
Metals/construction            91         89            88        87
                           ------     ------         -----     -----
  General merchandise         605        594           511       486

Intermodal                    138        126           367       342
                           ------     ------         -----     -----
  Total                    $1,066     $1,046         1,209     1,156
                           ======     ======         =====     =====

Coal
----
First-quarter coal revenues of $323 million were $3 million, or 1 percent, below last year. Total tonnage handled increased 3 percent, as gains in utility and coke traffic more than offset declines in export volume and domestic metallurgical traffic. Most of the utility growth was in shorter-haul (lower average revenue) traffic. Export tonnage was down 3 percent, compared with a strong first quarter last year.

Coal revenues for all of 1998 are expected to continue to be about even with those of 1997.

General Merchandise
-------------------
First-quarter general merchandise revenues were $605 million, $11 million, or 2 percent, higher than last year. Automotive revenues increased
$14 million, or 11 percent, due primarily to the ramp-up of the Ford mixing centers. Most of the mixing center traffic is shorter-haul and, therefore, lower revenue per car, which contributed to the overall decline in revenue per unit. Automotive revenues were less than expected due to slower than anticipated ramp-up of the mixing centers, industrywide bilevel equipment shortages, and some softening in automotive production. By the end of the quarter, mixing center vehicle flow had improved, and operations were continuing to add volume. Agriculture revenues declined $6 million, or 6 percent, mostly due to decreased grain traffic resulting from excess supplies of export grain, the strong U.S. dollar, and reduced Asian demand.

General merchandise revenues are expected to post moderate gains for the remainder of the year, supported by mixing center traffic and progress in overcoming Western rail service problems.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Intermodal
----------
First-quarter intermodal revenues were $138 million, up $12 million, or 10 percent, compared with last year. The improvement was primarily the result of a 7 percent increase in traffic volume. Container and RoadRailer(RT) volume posted double-digit increases, while trailer volume declined 5 percent. International container volume was strong due to increased imports and extremely bad weather in Canada that forced business to Norfolk. Domestic container volumes were less than expected due, at least in part, to service problems in the West.

Intermodal revenues are expected to continue to post increases in 1998, although not the double-digit growth of the first quarter.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $815 million, up
$51 million, or 7 percent, compared with last year. The increase resulted principally from higher carloadings, up 5 percent compared with last year, higher stock-based compensation expenses and Conrail integration costs.

The largest increase was in "Compensation and benefits" expense, up
$34 million, or 9 percent, due to higher wage rates, Conrail integration costs, and increased stock-based compensation expenses, a result of the 23 percent increase in the NS stock price during the quarter.

"Materials, service and rents" expense increased $21 million, or 12 percent, due to increased traffic levels that have affected locomotive and car repair costs and equipment rents, Conrail integration expenses, and start-up costs related to the automotive mixing centers.

"Other expenses" increased $6 million, or 16 percent, largely a result of the effect of a favorable adjustment for property taxes made last year.

"Diesel fuel" expense decreased $15 million, or 24 percent, primarily due to a 25 percent decline in the average price per gallon. The benefit of the lower price was partially offset by higher consumption related to the increase in traffic.

The 2 percent increase in railway operating revenues, coupled with the 7 percent increase in railway operating expenses, produced a railway operating ratio of 76.5 percent, compared with last year's first-quarter record of 73.1 percent. The increase was principally a result of the Conrail integration costs and the higher stock-based compensation expenses. Excluding the effect of these items, the first-quarter railway operating ratio would have been 73.3 percent, slightly higher than last year, mostly because of the automotive mixing center start-up costs.

Integration expenses associated with Conrail properties that NS Rail expects to operate may accelerate as the year progresses.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Other Income - Net
------------------
"Other income - net" for the first quarter was $20 million, compared with $6 million in the first quarter of last year. The increase was mostly attributable to an increase in gains on property sales.

FINANCIAL CONDITION AND LIQUIDITY
                                     March 31, 1998  December 31, 1997
                                     --------------  -----------------
                                              ($ in millions)
   Cash and short-term investments      $ 252            $ 127
   Debt-to-total capitalization           9.4%             9.0%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operations was primarily attributable to a smaller increase in accounts receivable and a smaller decrease in accounts payable, compared with the same period last year.

CASH USED FOR INVESTING ACTIVITIES decreased slightly in the first quarter of 1998, compared with last year. Property additions account for most of the spending in this category.

NS Rail's commitment in prior years to an aggressive capital spending program should position it well to integrate Conrail operations into its system. Additional capital spending in the early years following closing of the transaction will be necessary to achieve a safe and efficient integration. New connections are required to integrate NS Rail and Conrail routes. New terminals, improvements to existing terminals, new sidings and improvements to existing Conrail routes are required to handle anticipated increases in traffic. NS Rail expects to make whatever investments in plant, equipment and facilities prove necessary. Following STB approval of the transaction, NS Rail's ability to assess system needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

CASH PROVIDED BY FINANCING ACTIVITIES includes "Proceeds from long-term borrowings" which represents amounts received in connection with capital lease transactions (see Note 4). Last year's financing activities included $71 million of credit facility costs paid and higher advances and repayments to NS, compared with this year.

NS has issued a significant amount of debt related to its joint acquisition of Conrail. A significant portion of the funds to service this debt is expected to come from NS Rail, NS' principal subsidiary.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, NS Rail adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (see
Note 6).

During the first quarter of 1998, Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106," was issued. SFAS 132, which NS Rail will adopt in its 1998 annual report, revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of liabilities associated with such plans. Adoption of SFAS 132 is not expected to have a material effect on NS Rail's financial statements.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             None

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




Date:   May 12, 1998           /s/ Sandra T. Pierce
      -------------------      ------------------------------------------
                               Sandra T. Pierce
                               Corporate Secretary (Signature)




Date:   May 12, 1998           /s/ John P. Rathbone
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