Form 10-Q
period 1998-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1998-08-11
CIK 92275

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

                Class                 Outstanding as of July 31, 1998
                -----                 -------------------------------

     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                   Page
                                                                   ----
Part  I. Financial Information:

         Item 1.   Consolidated Statements of Income
                   Three Months and Six Months Ended
                   June 30, 1998 and 1997                             3

                   Consolidated Balance Sheets
                   June 30, 1998, and December 31, 1997               4

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1998 and 1997          5-6

                   Notes to Consolidated Financial Statements      7-12

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  13-20

Part II. Other Information:

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                  21

         Item 6.   Exhibits and Reports on Form 8-K                  21

Signatures                                                           22

Index to Exhibits                                                    23

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                    1998      1997       1998      1997
                                   -------   -------    -------   -------
Railway operating revenues:
 Coal                              $  316    $  326     $  639    $  652
 General merchandise                  622       606      1,227     1,200
 Intermodal                           141       135        279       261
                                   ------    ------     ------    ------
     Railway operating revenues    $1,079    $1,067     $2,145    $2,113
                                   ------    ------     ------    ------
Railway operating expenses:
 Compensation and benefits            365       352        761       714
 Materials, services and rents        206       177        397       347
 Depreciation                         108       103        214       205
 Diesel fuel                           45        55         93       118
 Casualties and other claims           22        25         52        54
 Other                                 39        35         83        73
                                   ------    ------     ------    ------
     Railway operating expenses       785       747      1,600     1,511
                                   ------    ------     ------    ------
     Income from railway
       operations                     294       320        545       602

Other income - net                     34         5         54        11
Interest expense on debt               (6)       (8)       (11)      (17)
Charge for credit
 facility costs (Note 3)               --        --         --       (77)
                                   ------    ------     ------    ------
     Income before income taxes       322       317        588       519

Provision for income taxes            116       117        214       191
                                   ------    ------     ------    ------
     Net income                    $  206    $  200     $  374    $  328
                                   ======    ======     ======    ======




See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                                June 30,     December 31,
                                                  1998           1997
                                               ----------    -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $    48        $     7
 Short-term investments                              89            120
 Accounts receivable - net                          523            539
 Materials and supplies                              61             58
 Deferred income taxes                               86            100
 Other current assets                                99            117
                                                -------        -------
     Total current assets                           906            941

Due from NS - net (Note 3)                          673            447
Investments                                         946            930
Properties less accumulated depreciation          9,763          9,447
Other assets                                        103             62
                                                -------        -------
     TOTAL ASSETS                               $12,391        $11,827
                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    --        $    27
 Accounts payable                                   564            586
 Income and other taxes                             204            149
 Other current liabilities                           79             98
 Current maturities of long-term debt (Note 4)       62             59
                                                -------        -------
     Total current liabilities                      909            919

Long-term debt (Note 4)                             675            547
Other liabilities                                   871            846
Minority interests                                    2              2

Deferred income taxes (Note 3)                    3,181          3,121
                                                -------        -------
     TOTAL LIABILITIES                            5,638          5,435
                                                -------        -------
Stockholders' equity:
 Serial preferred stock                              55             55
 Common stock                                       167            167
 Additional paid in capital                         525            525
 Accumulated other
   comprehensive income (Note 6)                    402            414
 Retained income                                  5,604          5,231
                                                -------        -------
     TOTAL STOCKHOLDERS' EQUITY                   6,753          6,392
                                                -------        -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $12,391        $11,827
                                                =======        =======

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                     ---------------------
                                                       1998        1997
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 374        $ 328
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)          --           77
     Depreciation                                      214          206
     Deferred income taxes                              21            4
     Nonoperating gains on property sales              (25)          (5)
     Changes in assets and liabilities
       affecting operations:
         Accounts receivable                            19          (42)
         Materials and supplies                         (3)          (2)
         Other current assets                           25           25
         Current liabilities other than debt            44           65
         Other - net                                    32          (19)
                                                     -----        -----
           Net cash provided by
             operating activities                      701          637

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (429)        (455)
 Property sales and other transactions                  12           35
 Investments, including short-term                     (58)        (134)
 Investment sales and other transactions                62          111
                                                     -----        -----
           Net cash used for investing activities     (413)        (443)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                     (1)          (1)
 Credit facility costs paid                             --          (72)
 Advances and repayments to NS                        (267)        (268)
 Advances and repayments from NS                        41           43
 Proceeds from long-term borrowings (Note 4)             4            2
 Debt repayments                                       (24)         (20)
                                                     -----        -----
           Net cash used for financing activities     (247)        (316)
                                                     -----        -----
           Net increase (decrease) in cash
             and cash equivalents                       41         (122)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                    7          172
                                                     -----        -----
 At end of period                                    $  48        $  50
                                                     =====        =====

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                     ---------------------
                                                       1998        1997
                                                     --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $  37        $  34
   Income taxes                                      $  52        $ 112


* Cash equivalents are highly liquid investments purchased three months or less from maturity.





See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, and results of operations and cash flows for the six months ended June 30, 1998 and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K and subsequent Quarterly Report on
   Form 10-Q.

2. Commitments and Contingencies

   There have been no significant changes since year-end 1997 in the matters as discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1997, Notes to Consolidated Financial Statements, beginning on page 64.

3. Related Parties

   GENERAL
   -------
   NS is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail. Rail operations are coordinated at the holding company level by the NS Vice
   Chairman and Chief Operating Officer.

   JOINT ACQUISITION OF CONRAIL BY NS
   ----------------------------------

   General
   -------
   On May 23, 1997, NS and CSX Corporation (CSX), through a jointly owned entity, completed the acquisition of Conrail Inc. (Conrail) stock tendered pursuant to their joint tender offer. Conrail's subsidiary, Consolidated Rail Corporation, is the major Class I railroad in the northeast United States with approximately 10,800 route miles. Conrail stock owned by NS and CSX was placed in a voting trust pending effectiveness of the Surface Transportation Board's (STB) approval of the control transaction. On July 23, 1998, the STB approved, with certain conditions, the NS/CSX joint application, and unless appealed, stayed or otherwise delayed, the decision will become effective August 22, 1998 (the "Control Date"). On the Control Date or immediately thereafter, NS and CSX may terminate the voting trust and will be authorized to implement the transactions contemplated in their June 10, 1997, agreement (the "Transaction Agreement"). In addition, individuals serving as directors of Conrail will resign, and NS and CSX will elect an equal number of directors to the Conrail Board of Directors.

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL BY NS (continued)
   ----------------------------------

   The Transaction Agreement and Post-Closing Operations
   -----------------------------------------------------
   The Transaction Agreement provides, among other things, that NS Rail and CSX Transportation, Inc. ("CSXT") will: (1) separately operate portions of the routes and assets now owned and operated by Conrail (the "Allocated Assets"), pursuant to lease and operating agreements with two limited liability companies (Pennsylvania Lines LLC ("PRR") and New York Central Lines LLC ("NYC")), that will be wholly owned by Conrail, and (2) jointly have access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). In addition, Conrail will continue to provide certain system support operations as agent for NS Rail and CSXT for a short period (all the foregoing, collectively, the "Transaction").

   The Closing Date, the date on which the Transaction will be consummated, is contingent upon, among other things, the continuing effectiveness of the STB's approval decision, attainment of necessary labor implementing agreements and a determination that integration can be accomplished safely and with a minimum of service disruptions. Closing is expected to occur by the end of this year or in the first quarter of 1999. After the Closing Date, NS Rail and CSXT also will (1) employ the majority of Conrail's work force,
   (2) be assigned all customer freight contracts, and (3) provide substantially all rail freight services on Conrail-owned lines.

   It is expected that Conrail's operations will continue substantially unchanged until the Closing Date. After closing, the PRR assets will be operated as an integral portion of the NS Rail system, at which time NS Rail should begin to be able to realize many of the anticipated benefits of the transaction, which include traffic and revenue gains, as well as operating synergies; at that time, NS Rail will begin to report rail operating revenues and expenses associated with those operations directly in its financial statements.

   NS will appoint all the directors of PRR, and CSX will appoint all the directors of NYC. The boards of directors for PRR and NYC will have control over the daily operations of these companies with certain key decisions, including all modifications and changes to the lease and operating agreements with NS Rail and CSXT, retained by the Conrail board. NS and CSX will continue to have their respective 58 percent and 42 percent economic interests in all of Conrail, including PRR and NYC.

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL BY NS (continued)
   ----------------------------------
   The operating agreements between NS Rail and PRR and between CSXT and NYC will have an initial 25-year period with two 10-year renewal periods, renewable at the option of NS Rail and CSXT, respectively. The amount of NS Rail's payments under its agreements with PRR will be significant. These payments, which will be set based upon the fair market rental values of the PRR assets at the time the agreements are entered into, will be adjusted every six years based upon an independent party's appraisal of these assets' rental values. All costs of operating and maintaining the PRR assets, including the risk of loss related to those assets, will be borne by NS Rail. NS Rail will also pay a portion of the costs to operate over the Shared Assets Areas, which is expected to be based on fair value and related usage.

   From time to time, NS and CSX may be requested to fund Conrail's cash requirements through capital contributions, loans, or advances.

   Integration and Other Expenses
   ------------------------------
   Results for the second quarter and first six months of 1998 included Conrail-related integration costs, which are included in railway operating expenses. First-quarter 1997 results included a $77 million pretax charge for credit facility costs incurred in conjunction with certain now-terminated commitments to provide financing for NS' then-proposed acquisition of all Conrail stock.

   INTERCOMPANY ACCOUNTS
   ---------------------
                                 June 30, 1998       December 31, 1997
                               ------------------   -------------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate     Balance      Rate
                               -------   --------   -------    --------
                                           ($ in millions)
   Due from NS:
     Advances                  $1,012       5%      $  752        5%

   Due to NS:
     Notes and advances           339       7%         305        7%
                               ------               ------
           Due from NS - net   $  673               $  447
                               ======               ======

   Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

------    --------------------

3. Related Parties (continued)

   NON-CASH DIVIDEND
   -----------------
   In March 1997, NS Rail declared and issued to NS a non-cash dividend of $147 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Non-cash dividends are excluded from the Consolidated Statements of Cash Flows.

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS
   ----------------------------------------
   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At June 30, 1998, and December 31, 1997,
   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $503 million and $443 million, respectively.

   CASH REQUIRED FOR NS DEBT
   -------------------------
   During 1997, NS borrowed $5.8 billion to finance the joint acquisition, with CSX, of Conrail. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

4. Capital Lease Obligations

   During the first six months of 1998 and 1997, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36 percent and 6.70 percent for the leases entered into in 1998, and 6.83 percent and 7.40 percent for those entered into in 1997. All were converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    --------------------

5. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS Rail purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court was filed and denied. A petition is expected to be filed requesting that the U.S. Supreme Court consider the case, but there can be no assurance that the petition will be granted. Management continues to believe that NS Rail ultimately should incur no loss as a result of this decision because the lease agreement provides for full indemnification if any such disallowance is sustained.

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
                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                  1998       1997     1998       1997
                                  ----       ----     ----       ----
                                             ($ in millions)
   Net income                    $ 206       $200     $374       $328

   Other comprehensive income     (108)        73      (12)        60
                                 -----       ----     ----       ----
      Total comprehensive income $  98       $273     $362       $388
                                 =====       ====     ====       ====

   For NS Rail, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS Common Stock. "Accumulated other comprehensive income" included in "Stockholders' equity" was $402 million as of June 30, 1998, and $414 million as of December 31, 1997.

------    --------------------

7. Norfolk and Western Railway Company and Subsidiaries (NW) --
   Summarized Consolidated Financial Information

   SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME
   --------------------------------------------
                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 ------------------  ------------------
                                   1998      1997      1998      1997
                                 --------  --------  --------  --------
                                             ($ in millions)
                                               (Unaudited)
   Railway operating revenues     $  524    $  510    $1,046    $1,009
   Railway operating expenses        366       347       747       705
                                  ------    ------    ------    ------
     Income from operations          158       163       299       304

   Other - net                        56        24        83         5
                                  ------    ------    ------    ------
     Income before income taxes      214       187       382       309

   Provision for income taxes         76        69       137       113
                                  ------    ------    ------    ------
     Net income                   $  138    $  118    $  245    $  196
                                  ======    ======    ======    ======

   SUMMARIZED CONSOLIDATED BALANCE SHEETS
   --------------------------------------
                                             June 30,     December 31,
                                               1998           1997
                                           ------------   ------------
                                                 ($ in millions)
                                                   (Unaudited)
   Assets
     Current assets                          $  334         $  391
     Noncurrent assets                        6,471          6,129
                                             ------         ------
        Total assets                         $6,805         $6,520
                                             ======         ======

   Liabilities and stockholder's equity
     Current liabilities                     $  284         $  269
     Noncurrent liabilities                   1,858          1,824
     Stockholder's equity                     4,663          4,427
                                             ------         ------
   Total liabilities and
     stockholder's equity                    $6,805         $6,520
                                             ======         ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.
          -------------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations)

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter of 1998 was $206 million, an increase of $6 million, or 3 percent, compared with the second quarter of 1997.
Higher nonoperating income and a lower provision for income taxes resulting from a lower effective tax rate more than offset a decline in income from railway operations. Net income for the first six months of 1998 was $374 million, up $46 million, or 14 percent, compared with the same period last year. Included in 1997's first quarter results was a $77 million ($50 million after-tax) charge for costs related to a now-terminated credit agreement which had been established and maintained by NS to purchase all Conrail shares (see Note 3, "Joint Acquisition of Conrail by NS"). Excluding the charge, net income for the first six months was down $4 million, or 1 percent, due to lower income from railway operations partly offset by higher nonoperating income.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1,079 million, up
$12 million, or 1 percent, compared with last year.  For the first six months, railway operating revenues were $2,145 million, up $32 million, or
2 percent.  As shown in the table below, the improvements were due entirely to higher traffic volume.
                                 Second Quarter      First Six Months
                                  1998 vs. 1997        1998 vs. 1997
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                           ($ in millions)
     Traffic volume (carloads)      $  39                 $  86
     Revenue per unit                 (27)                  (54)
                                    -----                 -----
                                    $  12                 $  32
                                    =====                 =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Revenues and carloads for the commodity groups were as follows:
                                            Revenues
                           ----------------------------------------
                              Second Quarter          Six Months
                             1998        1997       1998      1997
                           -------     -------    -------   -------
                                        ($ in millions)
Coal                       $  316      $  326     $  639    $  652

Chemicals                     145         150        291       297
Automotive                    145         132        283       256
Paper/clay/forest             139         134        276       269
Metals/construction            98          95        189       184
Agr./govt./consumer            95          95        188       194
                           ------      ------     ------    ------
   General merchandise        622         606      1,227     1,200

Intermodal                    141         135        279       261
                           ------      ------     ------    ------
   Total                   $1,079      $1,067     $2,145    $2,113
                           ======      ======     ======    ======

                                            Carloads
                           ------------------------------------------
                              Second Quarter          Six Months
                             1998        1997       1998      1997
                           -------     -------    -------   -------
                                         (in thousands)
Coal                          327         328        658       655

Chemicals                     102         102        204       203
Automotive                    127          97        243       189
Paper/clay/forest             117         114        233       229
Metals/construction            97          99        185       186
Agr./govt./consumer            86          89        175       180
                           ------      ------     ------    ------
   General merchandise        529         501      1,040       987

Intermodal                    375         373        742       715
                           ------      ------     ------    ------
   Total                    1,231       1,202      2,440     2,357
                           ======      ======     ======    ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Second-quarter coal revenues were 3 percent below last year and were 2 percent lower for the first six months, reflecting a change in the mix of traffic: increased utility coal shipments (especially new shorter-haul business) and decreased export and domestic metallurgical coal shipments. Total tonnage handled for both periods increased
2 percent over last year as gains in utility and coke traffic more than offset declines in export volume and domestic metallurgical traffic. Utility tonnage increased 13 percent in the second quarter and 11 percent for the first six months. Traffic in both periods benefited from new shorter-haul (lower average revenue) business. Increased shipments to replenish utilities' unusually low stockpiles and to meet demand while several nuclear facilities were down for maintenance also contributed to the second-quarter increase. Export tonnage decreased 13 percent in the second quarter and 9 percent for the first six months, principally due to the strong dollar. Domestic metallurgical tonnage declined 14 percent for the quarter and 13 percent for the first six months, primarily due to the closure, as anticipated, of two large coking plants.

For the remainder of the year, this general traffic mix is expected to continue, with the result that coal revenues are likely to be slightly below last year's levels.

General Merchandise
-------------------
Second-quarter general merchandise revenues were 3 percent above last year and were 2 percent higher for the first six months. In both periods, the increases were principally due to higher automotive revenues, up 10 percent for the quarter and 11 percent for the first six months. Automotive revenues were lower than expected, however, mostly due to industrywide equipment shortages and the General
Motors strike, which began in June. Automotive traffic is expected to increase in the last half of the year as the industry's service issues are resolved and mixing center activity increases. Paper/clay/forest revenues increased 3 percent for both the quarter and the first six months, primarily due to increased demand for paper. Metals and construction revenues increased 3 percent for both the quarter and the first six months, due to increased steel demand, mitigated by decreased aluminum, scrap and aggregates shipments. Agriculture/government/consumer revenues were unchanged in the quarter, but were down 3 percent for the first six months. Increased world production and decreased demand because of the state of the Asian economy contributed to depressed prices and reduced shipments. Chemicals revenues decreased 3 percent for the quarter and 2 percent for the first six months, mostly due to lower chloral-alkali, sulfur and miscellaneous chemicals shipments. Some chemicals traffic has been diverted to trucks and barges due to rail service problems in the West, resulting in less received traffic, which customarily represents about half of NS Rail's chemicals revenue.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

General merchandise traffic is expected to post moderate gains for the remainder of the year, supported by growing mixing center traffic and continued progress in resolving equipment shortages and in overcoming Western rail service problems.

Intermodal
----------
Second-quarter intermodal revenues were 4 percent above last year and 7 percent higher for the first six months, due to increased container and RoadRailer (RT) revenues that more than offset decreased trailer revenues. In the second quarter, a decline in rail domestic container traffic, resulting from increased truck competition driven by truckload over-capacity and lower fuel prices, offset much of an increase in international container traffic. The international container market appears to have crested as retailers are purchasing goods ahead of the normal peak period to take advantage of the economic situation in Asia. International steamship lines have been at eastbound capacity throughout the second quarter.

Beginning in August, NS Rail is implementing a redesign of its intermodal services in anticipation of the closing of the Conrail transaction (see "Joint Acquisition of Conrail by NS," below and Note 3). The first phase of the initiative is expected to result in short-term volume declines compared with last year's levels, as train services are realigned. During the second phase, commencing on the Closing Date, the Conrail routes operated by NS Rail will be added to the network. In the third phase, occurring 12-18 months after the Closing Date, additional intermodal services will be initiated. The redesign has the objective of optimizing the intermodal network to position NS Rail to achieve the aggressive volume goals anticipated in the Conrail transaction.

For the remainder of the year, intermodal revenues are expected to be below last year's levels, due to the network redesign and an expected continuation of the market forces experienced in the second quarter.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were 5 percent higher than last year, and were 6 percent higher for the first six months. The increases were principally due to expenses related to higher carloadings, up 2 percent for the quarter and 4 percent for the first six months, increased compensation and benefits expenses, and Conrail integration costs.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The largest increases were in "Materials, services and rents," up
16 percent in the second quarter and 14 percent for the first six months. The principal reasons for the increases were: (1) higher equipment rents associated with the increase in automotive and intermodal traffic and the absence this year of income from rental of leased locomotives, (2) higher locomotive and freight car repair costs resulting from older units remaining in service in anticipation of increased traffic volumes that will result after the closing of the Conrail transaction, and (3) other Conrail-related integration expenses.

"Compensation and benefits" expense increased 4 percent in the second quarter and 7 percent for the first six months. Conrail integration costs had the most significant impact on labor costs. In anticipation of higher traffic volumes after the Closing Date, NS Rail began hiring and training additional train and engine employees in mid-1997. Also contributing to the increases were higher wage rates, new FRA train inspection requirements which increased labor expenses by more than $1 million per month, and a higher Railroad Unemployment Tax rate.
For the quarter, these higher labor costs were mitigated by reduced stock-based compensation costs, reflecting the decline in NS' stock price that essentially reversed the expenses associated with the first-quarter increase. Both periods benefited from lower pension expenses attributable to favorable investment returns on pension plan assets.

"Other" expenses increased 11 percent in the second quarter and 14 percent for the first six months, primarily due to the effects of favorable adjustments last year for property taxes.

"Diesel fuel" expenses decreased 18 percent in the second quarter and were 21 percent lower for the first six months, due to the effect of a lower price per gallon, partially offset by higher consumption resulting from increased traffic.

The 1 percent increase in railway operating revenues, coupled with the 5 percent increase in railway operating expenses, produced a railway operating ratio of 72.8 percent in the second quarter, compared with
70.0 percent last year. Excluding Conrail-related items and the impact of lower stock-based compensation expenses, the ratio would have been 72.1 percent. For the first six months, the railway operating ratio was 74.6 percent, compared with 71.5 percent last year. Excluding Conrail-related items, the ratio would have been
72.3 percent. The railway operating ratio in 1998 has been adversely affected by the change in traffic mix related to growth in automotive and intermodal traffic, which includes some of NS Rail's most time-sensitive and resource-intensive business. This has resulted in more trains, increased handling costs (such as loading and unloading charges), and higher equipment rents. Furthermore, the change in the coal traffic mix contributed to the increases in the railway operating ratio.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Other Income (Expense)
----------------------
"Other income - net" was $29 million higher in the second quarter, and was $43 million higher for the first six months, compared with the same periods last year. Both increases were primarily due to higher gains on dispositions of property and investments and a favorable adjustment of interest accruals on possible federal income tax liabilities resulting from the settlement of the 1993 and 1994 tax-year audits.

Income Taxes
------------
The effective income tax rate in the second quarter of 1998 was
36.0 percent, compared with 36.9 percent last year, and for the first six months was 36.4 percent in 1998, compared with 36.8 percent last year. The lower effective rates for both periods resulted from favorable adjustments to income tax expenses upon settlement of the 1993 and 1994 federal income tax audits.

FINANCIAL CONDITION AND LIQUIDITY
                                     June 30, 1998   December 31, 1997
                                     -------------   -----------------
                                             ($ in millions)
   Cash and short-term investments       $137              $127
   Debt to total capitalization           9.8%              9.0%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operations, compared with the first six months of last year, was primarily attributable to a decrease in rail freight receivables this year, compared with an increase last year.

CASH USED FOR INVESTING ACTIVITIES decreased principally due to lower property additions in the first six months of 1998, compared with last year, the result of using more cash last year toward the purchase of locomotives. Property additions account for most of the spending in this category.

NS Rail's commitment in prior years to a large capital spending program should position it well to integrate Conrail operations into its system. Additional capital spending in the early years following the Closing Date will be necessary to achieve a safe and efficient integration. For instance, new connections are required to integrate NS Rail and Conrail routes; new terminals, improvements to existing terminals, new sidings, and improvements to existing Conrail routes are required to handle anticipated increases in traffic. NS Rail expects to make whatever investments in plant, equipment and facilities prove necessary. Following the Control Date, NS Rail's ability to assess the integrated system's needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH USED FOR FINANCING ACTIVITIES includes proceeds from long-term borrowings which represent amounts received in connection with capital lease transactions (see Note 4). Last year's financing activities included $72 million of credit facility costs paid (see Note 3).

As discussed in Note 3, NS has issued a significant amount of long-term debt. Funds to service this debt are expected to come primarily from NS Rail, NS' principal subsidiary.


JOINT ACQUISITION OF CONRAIL BY NS

On July 23, 1998, the STB approved, with certain conditions, the NS/CSX joint application for control of Conrail Inc. (Conrail), which is expected to become effective August 22, 1998 (see Note 3). In connection with ultimate implementation of these STB-approved transactions, Conrail commenced on August 4 soliciting consents for amendments to and waivers of various provisions of the indentures and of the leases relating to certain of Conrail's outstanding obligations.

Closing is expected to occur by the end of this year or in the first quarter of 1999. The Closing Date marks the point at which NS Rail actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS Rail to begin to realize many of the anticipated benefits of this transaction.

The Closing Date and realization of these benefits are dependent upon, among other things: (1) the successful integration of NS Rail's portion of Conrail's system into its system, and (2) successful coordination of operations within the Shared Assets Areas. NS Rail is working diligently to minimize service disruptions and smoothly integrate its portion of Conrail's system into its own. A failure by NS Rail or CSXT to successfully integrate their respective portions of Conrail, including information technology systems, could have a substantial impact on NS Rail's financial position, results of operations, or liquidity.


YEAR 2000 COMPLIANCE

In October of 1995, NS Rail initiated a project to review and modify, as necessary, its computer applications and hardware and other equipment for Year-2000 compliance. NS Rail expects to have all its systems and equipment assessed, remedied and tested by mid-1999. In addition, NS Rail has initiated formal communications with institutions involved in its business, including other railroads, significant suppliers, large customers and financial institutions to determine the extent to which NS Rail may be vulnerable to third parties' failures to remedy their own potential Year-2000 problems.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS Rail has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance effort. Incremental costs through June 30, 1998, which were expensed, were less than $10 million, and total incremental costs are expected to be less than $25 million. Failure to achieve Year-2000 compliance--by NS Rail, other railroads, its suppliers, and its customers--could negatively affect NS Rail's ability to conduct business for an extended period. Management believes that NS Rail will be successful in its Year-2000 conversion; however, there can be no assurance that other companies on which NS Rail's systems and operations rely will be converted on a timely basis, and such failure could have a material effect on NS Rail's financial position, results of operations, or liquidity.


NEW ACCOUNTING PRONOUNCEMENTS

During the second quarter of 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, which NS Rail expects to adopt in the first quarter of 2000, requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In addition, SFAS 133 establishes accounting standards for hedging activities. Adoption of SFAS 133 is not expected to have a material effect on NS Rail's financial position, results of operations, or liquidity.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------
        Registrant's annual meeting of stockholders was held on May 26, 1998, at which meeting two directors were elected to the class whose term will expire in 2001.

        The two nominees for directors, who were uncontested, were elected by the following vote:

                              THREE-YEAR TERM
     --------------------------------------------------------------------
                                    FOR              AUTHORITY WITHHELD
                                    ---              ------------------

     David R. Goode           17,612,330 votes          9,441 votes

     Stephen C. Tobias        17,613,116 votes          8,655 votes


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




Date:   August 11, 1998        /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:   August 11, 1998        /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule                            24
             (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of
             Section 11 of the Securities Act
             of 1933 or Section 18 of the Securities
             Exchange Act of 1934).