Form 10-Q
period 1998-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1998-11-13
CIK 92275

PAGE 1
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

                Class                 Outstanding as of October 31, 1998
                -----                 ----------------------------------

     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Consolidated Statements of Income
                  Three Months and Nine Months Ended
                  September 30, 1998 and 1997                        3

                  Consolidated Balance Sheets
                  September 30, 1998, and December 31, 1997          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997    5-6

                  Notes to Consolidated Financial Statements      7-12

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  13-22

Part II.  Other Information:

          Item 6. Exhibits and Reports on Form 8-K                  23

Signatures                                                          24

Index to Exhibits                                                   25

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                    1998      1997       1998      1997
                                   -------   -------    -------   -------
Railway operating revenues:
 Coal                              $  321    $  325     $  960    $  977
 General merchandise                  597       581      1,824     1,781
 Intermodal                           130       142        409       403
                                   ------    ------     ------    ------
     Railway operating revenues    $1,048    $1,048     $3,193    $3,161
                                   ------    ------     ------    ------
Railway operating expenses:
 Compensation and benefits            370       351      1,131     1,065
 Materials, services and rents        207       175        604       522
 Depreciation                         111       105        325       310
 Diesel fuel                           41        51        134       169
 Casualties and other claims           21        31         73        85
 Other                                 40        38        123       111
                                   ------    ------     ------    ------
     Railway operating expenses       790       751      2,390     2,262
                                   ------    ------     ------    ------
     Income from railway
      operations                      258       297        803       899

Other income - net                     13         6         67        17
Interest expense on debt               (7)       (7)       (18)      (24)
Charge for credit facility costs
 (Note 3)                              --        --         --       (77)
                                   ------    ------     ------    ------
     Income before income taxes       264       296        852       815

Provision for income taxes             97        90        311       281
                                   ------    ------     ------    ------
     Net income                    $  167    $  206     $  541    $  534
                                   ======    ======     ======    ======






See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)


                                             September 30,   December 31,
                                                   1998          1997
                                             -------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    74        $     7
 Short-term investments                              71            120
 Accounts receivable - net                          531            539
 Materials and supplies                              57             58
 Deferred income taxes                               89            100
 Other current assets                                90            117
                                                -------        -------
     Total current assets                           912            941

Due from NS - net (Note 3)                          797            447
Investments                                         943            930
Properties less accumulated depreciation          9,847          9,447
Other assets                                         94             62
                                                -------        -------
     TOTAL ASSETS                               $12,593        $11,827
                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                $    --        $    27
 Accounts payable                                   575            586
 Income and other taxes                             170            149
 Other current liabilities                           72             98
 Current maturities of long-term debt (Note 4)       67             59
                                                -------        -------
     Total current liabilities                      884            919

Long-term debt (Note 4)                             645            547
Other liabilities                                   858            846
Minority interests                                    2              2

Deferred income taxes (Note 3)                    3,274          3,121
                                                -------        -------
     TOTAL LIABILITIES                            5,663          5,435
                                                -------        -------
Stockholders' equity:
 Serial preferred stock                              55             55
 Common stock                                       167            167
 Additional paid in capital (Note 3)                546            525
 Accumulated other comprehensive income
  (Note 6)                                          392            414
 Retained income                                  5,770          5,231
                                                -------        -------
     TOTAL STOCKHOLDERS' EQUITY                   6,930          6,392
                                                -------        -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $12,593        $11,827
                                                =======        =======

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                       1998        1997
                                                     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $ 541        $ 534
 Reconciliation of net income to net cash
   provided by operating activities:
     Charge for credit facility costs (Note 3)          --           77
     Depreciation                                      326          311
     Deferred income taxes                              47           45
     Nonoperating gains on properties and
      investments                                      (27)          (7)
     Changes in assets and liabilities affecting
      operations:
       Accounts receivable                               9          (37)
       Materials and supplies                           --            3
       Other current assets                             31           37
       Income tax liabilities                          188          105
       Other short-term liabilities                    (22)         (11)
       Other - net                                     (31)         (36)
                                                     -----        -----
         Net cash provided by operating activities   1,062        1,021

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (644)        (661)
 Property sales and other transactions                  38           43
 Investments, including short-term                     (88)        (157)
 Investment sales and other transactions                98          124
                                                     -----        -----
         Net cash used for investing activities       (596)        (651)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                     (2)          (2)
 Credit facility costs paid                             --          (72)
 Advances and repayments to NS                        (404)        (507)
 Advances and repayments from NS                        54           97
 Proceeds from long-term borrowings (Note 4)             4            2
 Debt repayments                                       (51)         (45)
                                                     -----        -----
         Net cash used for financing activities       (399)        (527)
                                                     -----        -----
         Net increase (decrease) in cash and
          cash equivalents                              67         (157)

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                    7          172
                                                     -----        -----
 At end of period                                    $  74        $  15
                                                     =====        =====

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                       1998        1997
                                                     --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)              $  45       $  50
   Income taxes                                       $  66       $ 131


* Cash equivalents are highly liquid investments purchased three months or less from maturity.







See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, and results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

   Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

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

   JOINT ACQUISITION OF CONRAIL BY NS

   Background And Overview
   -----------------------
   On April 8, 1997, NS and CSX Corporation (CSX) agreed to jointly acquire Conrail Inc. (Conrail), the owner of Consolidated Rail
   Corporation, the major Class I railroad in the Northeast that operates approximately 10,800 route miles.

   On May 23, 1997, NS and CSX, through a jointly owned entity, completed the acquisition of tendered Conrail stock which they placed in a voting trust pending the issuance and effectiveness of the Surface Transportation Board's (STB) written decision approving their joint application to control Conrail. NS has a 58 percent economic and 50 percent voting interest in the jointly owned entity.

   On June 17, 1997, NS and CSX executed the Transaction Agreement, dated as of June 10, 1997, which generally outlines the methods of governing and operating Conrail and its subsidiaries when they became subject to NS' and CSX's joint control.

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL BY NS (continued)

   On August 22, 1998, the STB's written decision approving the control application became effective (the "Control Date"). As a result, NS and CSX: (1) have dissolved the voting trust, and
   (2) are authorized, among other things, to implement the Transactions contemplated in the Transaction Agreement. A new Conrail Board of Directors was elected which consists of an equal number of NS-appointed and CSX-appointed directors.

   It is expected that Conrail's operations will continue substantially unchanged until NS Rail and CSX Transportation, Inc.
   (CSXT) commence operating the respective properties that will be leased to them, which now is anticipated to occur in the first quarter of 1999 (the "Closing Date"). NS Rail personnel are making plans on the basis of a March 1 Closing Date. However, closing continues to be subject to a number of contingencies, including attainment of necessary labor implementing agreements and a determination that all necessary systems are in place and that implementation can be accomplished safely and with a minimum of service disruptions, any one of which might postpone the Closing Date and the realization of benefits NS Rail expects to derive from the Transaction. After the Closing Date, NS Rail and CSXT will provide substantially all rail freight services on Conrail's route system, be assigned the responsibility to perform all customer freight contracts, and employ the majority of Conrail's work force.

   The Transaction Agreement and Operating Agreements
   --------------------------------------------------
   The Transaction Agreement provides, among other things, that after the Closing Date, NS Rail and CSXT will: (1) separately operate, pursuant to operating and lease agreements with two limited liability companies (Pennsylvania Lines LLC [PRR] and New York Central Lines LLC [NYC]) that will be wholly owned by Conrail, portions of the routes and assets now owned and operated by Conrail (the "Allocated Assets"), and (2) jointly have access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). Conrail will continue to provide certain system support operations for the benefit of itself, NS Rail, and CSXT.

   The Operating Agreement between NS Rail and PRR, which governs all non-equipment assets to be used by NS Rail, will have an initial 25-year term, renewable at the option of NS Rail for two 10-year terms; payments under that agreement will be fair market rental values that are subject to adjustment every six years to reflect changes in such values. NS Rail also will lease from PRR a number of equipment assets at fair market rentals. NS Rail's payments to PRR under the Operating Agreement and lease agreements will be significant in amount. In addition, all costs necessary to operate the PRR assets will be borne by NS Rail.

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL BY NS (continued)

   CSXT will enter into an Operating Agreement and lease agreements with NYC that contain terms and conditions identical to those in the comparable agreements between NS Rail and PRR, and it will bear all costs necessary to operate the NYC assets.

   NS Rail will also pay a portion of the costs (CSXT will pay the remainder) to operate over the Shared Assets Areas, which will be based on fair value and percentage usage.

   Many employees of Conrail will be employed by NS or NS Rail, and, in some cases, relocated at NS' or NS Rail's cost. Some Conrail employees not hired by either NS or CSX will remain at Conrail and perform services in the Shared Assets Areas or carry out general corporate functions. Other Conrail employees will be separated from service, after a transition period, and will be entitled to contractually or STB-imposed severance benefits. The Transaction Agreement provides that: (1) separation costs related to Conrail's nonunion employees are to be borne by Conrail, and
   (2) separation costs related to Conrail's union employees are to be borne primarily by either NS Rail or CSXT.

   NS will direct the appointment of the directors of PRR, and CSX will direct the appointment of the directors of NYC. It is expected that the directors of PRR and NYC will have control over the daily operations of these companies, but certain key decisions, including all modifications and changes to the Operating Agreements, must be made by the Conrail board. By virtue of their indirect ownership of Conrail, NS and CSX will each have an indirect economic interest of 58 percent and 42 percent, respectively, in both PRR and NYC.

   Integration Expenses and Other Costs
   ------------------------------------
   Results for the third quarter and first nine months of 1998 included Conrail-related integration costs, which are included in railway operating expenses. First-quarter 1997 results included a $77 million pretax charge for credit facility costs incurred in conjunction with certain now-terminated commitments to provide financing for NS' then-proposed acquisition of all Conrail stock.

   NS' investment in Conrail includes $165 million ($101 million after taxes) of costs that are expected to be borne by NS Rail after the Closing Date. These costs consist principally of:
   (1) contractual obligations to Conrail employees imposed by the STB when it approved the Transaction, and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; however, certain contractual obligations by their terms will be paid out over a longer period. These costs are based on preliminary estimates of separation, relocation, and other labor related contractual obligations to Conrail employees. These liability estimates may

------    --------------------

3. Related Parties (continued)

   JOINT ACQUISITION OF CONRAIL BY NS (continued)

   be modified as more information becomes available, as Management's integration plans evolve, and as labor implementing agreements are negotiated. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, final cost amounts could differ from the original estimate; however, any such differences are not now expected to be material. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities will be charged to operating expense.

   INTERCOMPANY ACCOUNTS

                               September 30, 1998    December 31, 1997
                               ------------------    -----------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                          ($ in millions)

   Due from NS:
    Advances                   $1,154      5%         $  752     5%

   Due to NS:
    Notes and advances            357      7%            305     7%
                               ------                 ------
          Due from NS - net    $  797                 $  447
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

   CAPITAL CONTRIBUTION

   In 1998, NS Rail recognized a capital contribution for benefits it received related to tax credits generated by a non-rail subsidiary of NS.

------    --------------------

3. Related Parties (continued)

   INTERCOMPANY FEDERAL INCOME TAX ACCOUNTS

   In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At September 30, 1998, and December 31, 1997, NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $573 million and $443 million, respectively.

   CASH REQUIRED FOR NS DEBT

   During 1997, NS borrowed $5.8 billion to finance the joint acquisition, with CSX, of Conrail. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

4. Capital Lease Obligations

   During 1998 and 1997, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were non-cash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry stated interest rates of between 6.36 percent and
   6.70 percent for the leases entered into in 1998, and
   6.83 percent and 7.40 percent for those entered into in 1997.
   All were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with realized gains or losses accounted for as an adjustment of interest expense over the terms of the leases. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

5. Tax Benefit Leases

   In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS Rail purchased from a third party in 1981 pursuant to a safe harbor lease agreement. The Tax Court finalized this decision in February 1997, and the Fourth Circuit Court of Appeals affirmed it. A petition for rehearing and request that the case be heard by the full court was filed and denied. A petition has been filed requesting that the U.S. Supreme Court consider the case, but there can be no assurance that the petition will be granted.

------    --------------------

5. Tax Benefit Leases (continued)

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

                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 1998        1997       1998       1997
                                 ----        ----       ----       ----
                                             ($ in millions)

   Net income                    $167        $206       $541       $534

   Other comprehensive income     (10)         12        (22)        72
                                 ----        ----       ----       ----
      Total comprehensive income $157        $218       $519       $606
                                 ====        ====       ====       ====

   For NS Rail, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock. "Accumulated other comprehensive income" included in "Stockholders' equity" was $392 million as of September 30, 1998, and $414 million as of December 31, 1997.

7. Merger of Norfolk and Western Railway Company

   Effective September 1, 1998, Norfolk and Western Railway Company ("N&W") was merged with and into its parent Norfolk Southern Railway Company. Pursuant to the terms of the related Agreement and Plan of Merger, Norfolk Southern Railway Company is the surviving company and formally succeeds to all N&W's assets and liabilities, including its obligations in respect of the following debt securities registered pursuant to Section 12(b) of the Securities Exchange Act (the "N&W Debt Securities"):
   (1) $1,754,900.00 4.85% Subordinated Income Debentures of N&W due November 15, 2015, and (2) $4,466,000.00 6% Subordinated Income Debentures of The Virginian Railway Company due August 1, 2008. Following the merger, the N&W Debt Securities will continue to be listed on the New York Stock Exchange under their current designations.

Item 2.   Management's Discussion and Analysis of Financial
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

RESULTS OF OPERATIONS

Net Income
----------
Net income for the third quarter of 1998 was $167 million, a decrease of $39 million, or 19 percent, compared with the third quarter of 1997. The decrease was the result of lower income from railway operations and a higher provision for income taxes due to a higher effective tax rate. Net income for the first nine months of 1998 was $541 million, up $7 million, or 1 percent, compared with the same period last year. Included in 1997's first quarter results was a $77 million ($50 million after-tax) charge for costs related to a now-terminated credit agreement which had been established and maintained by NS to purchase all Conrail shares (see Note 3, "Joint Acquisition of Conrail by NS"). Excluding the charge, net income for the first nine months was down $43 million, or 7 percent, largely due to lower income from railway operations partly offset by higher nonoperating income.

Railway Operating Revenues
--------------------------
Third-quarter railway operating revenues were $1,048 million, unchanged from last year, and for the first nine months were
$3,193 million, up $32 million, or 1 percent.  As shown in the table below, the year-to-date improvement was due to higher traffic volume that more than offset lower revenue per unit.

                                  Third Quarter      First Nine Months
                                  1998 vs. 1997        1998 vs. 1997
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume                 $  26                $ 113
     Revenue per unit                 (26)                 (81)
                                    -----                -----
                                    $  --                $  32
                                    =====                =====

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Revenues and carloads for the commodity groups were as follows:

                                            Revenues
                            ----------------------------------------
                               Third Quarter           Nine Months
                              1998       1997        1998       1997
                              ----       ----        ----       ----
                                         ($ in millions)

Coal                         $  321     $  325      $  960     $  977

Chemicals                       145        144         436        441
Automotive                      129        112         412        368
Paper/clay/forest               133        138         409        407
Metals/construction              97         93         286        277
Agr./govt./consumer              93         94         281        288
                             ------     ------      ------     ------
   General merchandise          597        581       1,824      1,781

Intermodal                      130        142         409        403
                             ------     ------      ------     ------
   Total                     $1,048     $1,048      $3,193     $3,161
                             ======     ======      ======     ======


                                            Carloads
                            ----------------------------------------
                               Third Quarter           Nine Months
                              1998       1997        1998       1997
                              ----       ----        ----       ----
                                         (in thousands)

Coal                          336         333        994        988

Chemicals                     100         101        304        304
Automotive                    111          81        354        270
Paper/clay/forest             111         116        344        345
Metals/construction            99          96        284        282
Agr./govt./consumer            86          87        261        267
                            -----       -----      -----      -----
   General merchandise        507         481      1,547      1,468

Intermodal                    350         380      1,092      1,095
                            -----       -----      -----      -----
   Total                    1,193       1,194      3,633      3,551
                            =====       =====      =====      =====

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Coal
----
Third-quarter coal revenues were 1 percent below last year and were 2 percent lower for the first nine months, despite increased shipments, reflecting a change in the mix of traffic. Utility coal shipments (especially shorter-haul business) increased while export and domestic metallurgical coal shipments decreased. Although total carloads increased only 1 percent in both periods, total tonnage handled increased 3 percent in the third quarter and 2 percent for the first nine months. Utility tonnage increased 14 percent in the quarter and 12 percent for the first nine months. Traffic in both periods benefited from new shorter-haul (lower average revenues) business and increased coal-fired electricity generation in NS Rail's service territory. Export tonnage decreased 17 percent in the third quarter and 11 percent for the first nine months, principally due to lower demand resulting from the strong dollar. Domestic metallurgical tonnage declined 14 percent in the quarter and 13 percent for the first nine months, primarily due to the closure, as anticipated, of two large coking plants and decreased demand for domestic steel.

Fourth-quarter coal revenues are expected to be below those of last year, due to continued softness in the export and domestic metallurgical coal markets.

General Merchandise
-------------------
Third-quarter general merchandise revenues were 3 percent above last year and were 2 percent higher for the first nine months. In both periods, the increases were principally due to higher automotive revenues, up 15 percent for the quarter and 12 percent for the first nine months, mostly due to mixing center traffic. Increased automotive parts traffic through NS Rail's just-in-time rail facilities also contributed to the improvements. Automotive revenues were lower than expected, however, largely due to industrywide equipment shortages and truck diversions. The number of vehicles handled through the new mixing centers fell short of projections, hampered by the equipment shortages, Western service problems, and truck diversions. As these issues are resolved, the centers should begin to realize the expected volume levels. Metals/construction revenues increased 4 percent in the third quarter and 3 percent for the first nine months. Although steel production had been at record levels in the first quarter, it declined in the third quarter due to lower-priced imports. However, this was mitigated by increased shipments in the third quarter resulting from new mini-mill facilities and highway construction activity. Paper/clay/forest revenues decreased 4 percent in the third quarter, but increased slightly for the first nine months. The decrease for the quarter was due to softness in world markets for paper, kaolin clay, and wood products.

Fourth-quarter general merchandise revenues are expected to continue to be slightly ahead of last year, supported by growing automotive mixing center traffic and continued progress in resolving equipment shortages and overcoming Western rail service problems.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Intermodal
----------
Third-quarter intermodal revenues were 8 percent below last year, but were 1 percent higher for the first nine months. The decline in the quarter was principally due to decreased trailer traffic volume, a result of the redesign of NS Rail's intermodal services begun in August. For the first nine months, increased container and RoadRailer (RT) revenues more than offset the effects of lower trailer traffic volume.

In August, NS Rail implemented a redesign of its intermodal services in anticipation of the closing of the Conrail Transaction (see "Joint Acquisition of Conrail by NS," below and Note 3). The redesign is expected to improve on-time performance and eliminate complexity, thereby positioning NS Rail to achieve the volume goals anticipated in the Conrail Transaction.

Fourth-quarter intermodal revenues are expected to be below those of last year, principally due to the network redesign.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $790 million, up
$39 million, or 5 percent, compared with last year. For the first nine months, railway operating expenses were $2,390 million, up
$128 million, or 6 percent. The increases were principally the result of Conrail integration costs, higher wage rates, and costs associated with the automotive mixing centers.

The largest increases were in "Materials, services and rents," up
18 percent in the third quarter and 16 percent for the first nine months. The principal reasons for the increases were: (1) Conrail-related integration expenses, (2) higher equipment rents and mixing center costs associated with increased automotive traffic volume, and
(3) the absence this year of rents from locomotives and freight cars that had been leased to other railroads in 1997. Higher locomotive repair costs also contributed to the increase in the first nine months, but were not significant in the quarter.

"Compensation and benefits" expense increased 5 percent in the third quarter and 6 percent for the first nine months. The increases resulted from: (1) Conrail-related integration costs, (2) higher wage rates, including an increase in the maximum potential BLE bonus from 5 percent to 10 percent of wages, and (3) new FRA train inspection requirements that increased labor expenses by more than $1 million per month. These increases were mitigated by reduced stock-based compensation costs and lower pension expense.

"Other" expenses increased 5 percent in the third quarter and 11 percent for the first nine months, largely due to the effects of favorable adjustments last year for property and sales and use taxes.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

"Diesel fuel" expenses decreased 20 percent in the third quarter and 21 percent for the first nine months; the favorable effects of a lower price per gallon were partially offset by higher consumption.

"Casualties and other claims" expenses decreased 32 percent in the third quarter and 14 percent for the first nine months, due to favorable experience in environmental claims combined with lower personal injury expense.

The railway operating ratio was 75.4 percent in the third quarter, compared with 71.6 percent last year. Excluding Conrail-related integration costs, the railway operating ratio in the third quarter would have been 72.1 percent. For the first nine months, the railway operating ratio was 74.9 percent, compared with 71.6 percent last year. Excluding Conrail-related integration costs, the year-to-date railway operating ratio would have been 72.2 percent. The railway operating ratio in 1998 has been adversely affected by a change in traffic mix related to growth in automotive traffic coupled with the change in the coal traffic mix. Automotive traffic includes some of NS Rail's most time-sensitive and resource-intensive business, requiring more trains, increased handling costs (such as loading and unloading charges), and higher equipment rents.

Other Income - Net
------------------
"Other income - net" was $7 million higher in the third quarter and $50 million higher for the first nine months. Both increases were primarily due to higher interest income from amounts due from NS; higher gains on property and investment sales also contributed to the increase for the first nine months.

Income Taxes
------------
The effective income tax rate for the third quarter was 36.7 percent, compared with 30.4 percent in 1997. For the first nine months, the effective rate was 36.5 percent, compared with 34.5 percent last year. Both increases were due to tax credits last year related to investments in coal-seam gas properties.

FINANCIAL CONDITION AND LIQUIDITY

                                   September 30, 1998  December 31, 1997
                                   ------------------  -----------------
                                             ($ in millions)

   Cash and short-term investments       $ 145            $ 127
   Debt to total capitalization           9.3%             9.0%

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity and was sufficient to cover the cash outflows for dividends, debt repayments and capital spending (see Consolidated Statements of Cash Flows on page 5). The increase in cash provided by operations, compared with the first nine months of last year, was primarily attributable to a reduction in income taxes paid, a result of benefits derived from inclusion in NS' consolidated federal income tax return.

CASH USED FOR INVESTING ACTIVITIES principally consists of property additions. NS Rail expects to make whatever investments in plant, equipment, and facilities prove necessary to integrate Conrail operations into its system. Additional significant capital spending in the early years following the Closing Date will be necessary to achieve a safe and efficient integration. For instance, new connections are required to integrate NS Rail and Conrail routes; and new terminals, improvements to existing terminals, new sidings, and improvements to existing Conrail routes are required to handle anticipated increases in traffic. As integration plans continue to evolve, NS Rail's ability to assess system needs will be enhanced, with the result that the timing and amount of expenditures may differ from earlier estimates.

CASH USED FOR FINANCING ACTIVITIES principally consists of advances made to NS (see Note 3). Financing activities also include proceeds from long-term borrowings, which represent amounts received in connection with capital lease transactions (see Note 4). Last year's financing activities included $72 million of credit facility costs paid (see Note 3).

As discussed in Note 3, NS has issued a significant amount of long-term debt. As reflected in the large advances made to NS, funds to service this debt are expected to come primarily from NS Rail, NS' principal subsidiary.


JOINT ACQUISITION OF CONRAIL BY NS

NS and CSX, through a jointly owned entity, control Conrail (see
Note 3). NS Rail will begin providing rail freight services on portions of Conrail's route system after the Closing Date. Closing now is expected to occur in the first quarter of 1999. NS Rail personnel are making plans on the basis of a March 1 Closing Date. However, closing continues to be subject to a number of contingencies, including attainment of necessary labor implementing agreements and a determination that all necessary systems are in place and that implementation can be accomplished safely and with a minimum of service disruptions, any one of which might postpone the Closing Date and the realization of benefits NS Rail expects to derive from the Transaction.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

NS Rail has completed or has out for ratification labor-implementing agreements with all but four of the organizations that represent Conrail's unionized work force. Binding arbitration has been invoked with the remaining organizations with which pre-closing agreements are being sought.

NS Rail plans to implement its own information technology systems in the portion of Conrail's routes and assets it will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS Rail's systems. Most of this programming is completed, and testing has begun. Moreover, in the Shared Assets Areas, many of Conrail's existing systems will continue to be used and, therefore, must be able to work with both NS Rail's and CSXT's systems and be made Year-2000 compliant (see also the discussion below concerning Conrail's Year-2000 compliance).

The Closing Date marks the point at which NS Rail actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS Rail to begin to realize many of the anticipated benefits of the Transaction. Realization of these benefits is dependent upon, among other things: (1) the successful integration of NS Rail's portion of Conrail's system into its railroad system,
(2) successful coordination of operations within the Shared Assets Areas, and (3) successful coordination of NS Rail's (and CSXT's) operations with the Shared Assets Areas' operations. A failure by NS Rail or CSXT to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS Rail's financial position, results of operations, or liquidity.


YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS Rail initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS Rail has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS' senior management and by the Board's Audit Committee. The project is organized with respect to NS Rail's three principal technology areas: mainframe systems, nonmainframe systems, and enterprise applications (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS Rail expects to have all business-critical systems remediated, tested, and implemented by mid-1999.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

State of Readiness
------------------
For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages, and test plans for systems testing are being developed. Systems testing is now expected to begin in November 1998 and to be completed in May 1999, but requires use of the same resources needed for testing related to the Conrail Transaction (see "Joint Acquisition of Conrail by NS," above). Implementation for systems successfully tested is expected to begin in November 1998 and to be completed by June 1999.

For nonmainframe and enterprise systems, assessment is underway and is now expected to be completed by December 1998 for most systems. Remediation of some systems has begun, and completion for all systems is expected by April 1999. Testing and implementation will follow with expected completion for business-critical systems by mid-year 1999.

NS Rail also has initiated formal communications with third parties having a substantial relationship to its business, including other railroads, significant suppliers, larger customers, and financial institutions, to determine the extent to which NS Rail may be vulnerable to such third parties' failures to achieve Year-2000 compliance. Thus far, NS Rail has no information that indicates that a significant third party may be unable to provide goods or services or to request NS Rail's services because of Year-2000 issues.

Cost
----
NS Rail has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS Rail's in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through September 30, 1998, which were expensed, are immaterial to NS Rail's results of operations. Total costs are expected to be approximately $25 million.

Contingency Plans
-----------------
In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. Although
NS Rail presently has no specific Year-2000 contingency plan in place, once assessments are completed for all systems, contingency plans for business-critical systems will be developed where warranted.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Conrail
-------
As a part of its preparations for the integration of its railroad system with a portion of Conrail's system, NS Rail is working with Conrail and CSXT to ensure that Conrail's computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems will be replaced by NS Rail and CSXT systems after the Closing Date, and such replacement is expected to be accomplished six months after the Closing Date. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has underway a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in June 1999.

Risks
-----
Failure to achieve Year-2000 compliance -- by NS Rail, other railroads, its principal suppliers and customers, and certain financial institutions with which it has relationships -- could negatively affect NS Rail's ability to conduct business for an extended period. Management believes that NS Rail will be successful in its Year-2000 compliance effort; however, there can be no assurance that all NS Rail information technology systems and components will be fully Year-2000 compliant; in addition, other companies on which NS Rail's systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.


MARKET RISK RELATIVE TO JAPAN

As disclosed in NS Rail's 1997 Annual Report on Form 10-K, some of
NS Rail's capital lease obligations are payable in Japanese yen, and NS Rail hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. One of the banks holding yen deposits was placed under special public management, essentially temporary nationalization, in accordance with a new law in Japan addressing the revitalization of its financial system. The government, through the Bank of Japan, has indicated its intention to fully protect all of the bank's liabilities, including deposits.

Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the amount, realization, and timing of benefits expected to result from consummation of the Conrail Transaction. Moreover, some sections of this report contain statements that expressly refer to or are conditioned on the realization or satisfaction of certain described contingencies; all such statements should be evaluated in the context in which they appear and in light of both the stated related assumptions or contingencies and of the more general caveat set forth under this caption.

                        PART II - OTHER INFORMATION
                        ---------------------------
             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a)  Exhibits

             Financial Data Schedule

        (b)  Reports on Form 8-K

             A report on Form 8-K was filed on July 30, 1998, reporting that on July 23, 1998, the Surface Transportation Board (STB) had issued its written decision, to become effective August 22, 1998, approving the joint application of NS and CSX Corporation (CSX) to control Conrail Inc.

             A report on Form 8-K was filed on August 24, 1998, reporting that the decision of the STB had become effective on August 22, 1998, and, accordingly, that the voting trust that held the Conrail stock purchased by NS and CSX had been terminated, the persons serving as directors of Conrail had resigned, and new directors had been elected.

             A report on Form 8-K was filed on September 2, 1998, reporting that effective September 1, 1998, Norfolk and Western Railway Company was merged with and into its parent Norfolk Southern Railway Company.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NORFOLK SOUTHERN RAILWAY COMPANY
                            ---------------------------------------
                                          (Registrant)




Date: November 13, 1998        /s/ Dezora M. Martin
      -----------------     ---------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary
                               (Signature)




Date: November 13, 1998        /s/ John P. Rathbone
      -----------------     ---------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer)
                               (Signature)

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                     Page Number
-----------  -----------------------------------------     -----------

   27        Financial Data Schedule                            26
             (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934).