Form 10-K405
period 1998-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1999-03-24
CIK 92275

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                       ---------------------------

                              FORM 10-K405

 (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1998.
                                   OR
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to
                                   ----------------    ----------------

          Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

                    NORFOLK SOUTHERN RAILWAY COMPANY
 ----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Virginia                              53-6002016
 ------------------------------------------------ ---------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

 Three Commercial Place, Norfolk, Virginia             23510-2191
 ------------------------------------------------ ---------------------
    (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code   (757) 629-2682
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

          The aggregate market value of the voting stock held by nonaffiliates as of February 26, 1999: $42,674,368.

          The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 26, 1999: 16,668,997.


                  DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Registrant's definitive proxy statement (to be dated April 15, 1999), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS

         Item                                                Page
         ----                                                ----

Part I    1.   Business                                         4

          2.   Properties                                       4

          3.   Legal Proceedings                               16

          4.   Submission of Matters to a Vote of Security
                 Holders                                       16

               Executive Officers of the Registrant            17

Part II   5.   Market for Registrant's Common Stock and
                 Related Stockholder Matters                   24

          6.   Selected Financial Data                         25

          7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    26

         7A.   Quantitative and Qualitative Disclosures
                 About Market Risk                             42

          8.   Financial Statements and Supplementary Data     43

          9.   Changes in and Disagreements with
                 Accountants on Accounting
                 and Financial Disclosure                      70

Part III 10.   Directors and Executive Officers of the
                 Registrant                                    71

         11.   Executive Compensation                          71

         12.   Security Ownership of Certain Beneficial
                 Owners and Management                         71

         13.   Certain Relationships and Related
                 Transactions                                  71

Part IV  14.   Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K                           72


               Index to Consolidated Financial Statement
                 Schedule                                      72

Power of Attorney                                              75

Signatures                                                     75

Exhibit Index                                                  79

                                 PART I


Item 1.   Business.
------    --------

          and

Item 2.   Properties.
------    ----------

          GENERAL - Norfolk Southern Railway Company (Norfolk Southern Railway) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively NS Rail), is primarily engaged in the transportation of freight by rail.

          On June 1, l982, Southern and Norfolk and Western Railway Company (N&W) became subsidiaries of Norfolk Southern Corporation
(NS), a transportation holding company. Effective Dec. 31, 1990, NS transferred all the common stock of N&W to Southern, and Southern's name was changed to Norfolk Southern Railway Company. Effective Sept. 1, 1998, N&W was merged with and into Norfolk Southern Railway. All the common stock of Norfolk Southern Railway (16,668,997 shares) is owned directly by NS. NS common stock is publicly held and listed on the New York Stock Exchange.

          There remain issued and outstanding as of Dec. 31, 1998, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible, and is traded on the New York Stock Exchange. In June 1989, NS announced its intention to purchase up to 250,000 shares of Norfolk Southern Railway's Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. As of Dec. 31, 1996, NS had purchased 176,608 shares of Series A Stock at a total cost of $6.7 million. As of Dec. 31, 1998, NS held a total of 176,703 shares; consequently, as of the same date, NS held
94.8 percent of the voting stock of Norfolk Southern Railway.

          JOINT ACQUISITION OF CONRAIL INC. BY NS - During 1997, NS and CSX Corporation (CSX) completed the acquisition of Conrail Inc., the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast. Norfolk Southern Railway will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999 (see "Joint Acquisition of Conrail by NS" on page 36 and Note 2 on page 52). Implementation of the Conrail transaction will expand
NS Rail's service area considerably, adding approximately 7,200 route-miles of railroad through an operating agreement, and giving it access to most of the major ports on the East Coast, to New York City and the Northeast, and to the Midwest. In addition, NS Rail's equipment fleet will be augmented by approximately 1,100 locomotives, 27,200 freight cars, and 1,200 intermodal containers that Norfolk Southern Railway will lease from a Conrail subsidiary on the Closing Date.

          OPERATIONS - As of Dec. 31, 1998, NS Rail operated approximately 14,400 miles of road in the states of Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and West Virginia, and in the Province of Ontario, Canada. Of this total, 12,115 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, NS Rail operates 10,780 miles of passing, industrial, yard and side tracks.

          NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and in the State of North Carolina.

          The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

          The North Carolina leases, covering approximately 330 miles, expired by their terms at the end of 1994. Although a lease extension agreement was approved by the boards of both NS and the North Carolina Railroad Company (NCRR), the U.S. District Court in Raleigh ruled that there was no quorum at the stockholders' meeting where the agreement had been approved and enjoined the parties from performing under the extension agreement. NCRR has suits pending against NS and various subsidiaries in federal court in Raleigh to enforce rights under the expired leases and at the STB to seek the establishment of terms and conditions of NS Rail's continued use and the compensation therefor. NS Rail presently is operating over the leased lines under the requirements of federal law, and will continue to do so until the matter has been resolved through agreement or a decision by the STB establishing reasonable conditions or permitting discontinuance of such operations. Whatever the ultimate resolution of the litigation, it is not expected to have a material effect on NS Rail's consolidated financial statements.

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

          Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans, and St. Louis are major gateways for interterritorial system traffic.

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

          RAILWAY OPERATING REVENUES - NS Rail's total railway operating revenues were $4.2 billion in 1998. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:

                                   Year Ended December 31,
Principal Sources      --------------------------------------------
of Railway
Operating Revenues     1998      1997      1996      1995      1994
------------------     ----      ----      ----      ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)
COAL
  Revenues           $1,252    $1,301    $1,305    $1,268    $1,290
   % of total
   revenues              30%       31%       32%       32%       33%
  Shipments           1,310     1,324     1,310     1,267     1,274
   % of total
   shipments             27%       28%       29%       29%       30%
  Revenue Yield      $  956    $  983    $  996    $1,001    $1,013

CHEMICALS
  Revenues           $  574    $  585    $  560    $  541    $  538
   % of total
   revenues              13%       14%       14%       14%       14%
  Shipments             401       405       385       374       376
   % of total
   shipments              8%        8%        8%        8%        9%
  Revenue Yield      $1,431    $1,446    $1,456    $1,447    $1,433

AUTOMOTIVE
  Revenues           $  566    $  492    $  489    $  449    $  429
   % of total
   revenues              13%       11%       12%       11%       11%
  Shipments             487       361       354       328       317
   % of total
   shipments             10%        8%        8%        7%        7%
  Revenue Yield      $1,162    $1,364    $1,379    $1,368    $1,352

                                   Year Ended December 31,
Principal Sources      --------------------------------------------
of Railway
Operating Revenues     1998      1997      1996      1995      1994
------------------     ----      ----      ----      ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)
PAPER/CLAY/FOREST
  Revenues           $  534    $ 539     $  513    $  537    $ 522
   % of total
   revenues              13%      13%        12%       13%      13%
  Shipments             445      457        438       459      464
   % of total
   shipments              9%       9%        10%       10%      11%
  Revenue Yield      $1,200    $1,178    $1,171    $1,170    $1,124

AGRI./CONSUMER PROD./GOVT.
  Revenues           $  383    $  391    $  393    $  394    $  380
   % of total
   revenues               9%        9%        9%       10%       10%
  Shipments             355       366       376       391       383
   % of total
   shipments              8%        8%        8%        9%        9%
  Revenue Yield      $1,079    $1,065    $1,045    $1,007    $  992

METALS/CONSTRUCTION
  Revenues           $  373    $  368    $  354    $  349    $  330
   % of total
   revenues               9%        9%        9%        8%        8%
  Shipments             372       374       359       367       366
   % of total
   shipments              8%        8%        8%        8%        8%
  Revenue Yield      $1,003    $  985    $  986    $  951    $  902

INTERMODAL
(Trailers, Containers,
 and RoadRailers)
  Revenues           $  539    $  547    $  487    $  474    $  429
   % of total
   revenues              13%       13%       12%       12%       11%
  Shipments           1,443     1,472     1,331     1,263     1,127
   % of total
   shipments             30%       31%       29%       29%       26%
  Revenue Yield      $  374    $  372    $  366    $  376    $  380

Total Railway
 Operating Revenues  $4,221    $4,223    $4,101    $4,012    $3,918
Total Railway
 Shipments            4,813     4,759     4,553     4,449     4,307
Railway Revenue
 Yield               $  877    $  887    $  901    $  902    $  910

Note: Revenues previously reported as "other railway revenues" (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads, and intermodal rail and RoadRailer(RT) units.

          COAL TRAFFIC - Coal, coke, and iron ore -- most of which is bituminous coal -- is NS Rail's principal commodity group. NS Rail originated 119 million tons of coal, coke, and iron ore in 1998 and handled a total of 134 million tons. Originated tonnage and total tons handled remained stable compared with 1997. Revenues from coal, coke and iron ore account for about 30 percent of NS Rail's total railway operating revenues.

          The following table shows total coal, coke, and iron ore tonnage originated on line, received from connections, and handled for the past five years:

                      Tons of Coal, Coke, and Iron Ore (Millions)
                     --------------------------------------------
                     1998     1997      1996      1995      1994
                     ----     ----      ----      ----      ----
     Originated       119     119       117       114       115
     Received          15      15        13        11        11
                      ---     ---       ---       ---       ---
     Handled          134     134       130       125       126
                      ===     ===       ===       ===       ===

          Of the 119 million tons of coal, coke, and iron ore originated on NS Rail's lines in 1998, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia               41
          Virginia                    34
          Kentucky                    27
          Indiana                      7
          Alabama                      5
          Illinois                     3
          Tennessee                    1
          Other                        1
                                     ---
              Total                  119
                                     ===

          Of the 134 million tons handled, approximately 25 million moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 18 million moved to domestic and Canadian steel industries; 83 million of steam coal moved to electric utilities; and 8 million moved to other industrial and miscellaneous users.

          NS Rail moved 6 million tons of originated coal, coke, and iron ore to various docks on the Ohio River, and 5 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

          Total coal handled through all system ports in 1998 was 39 million tons. Of this total, 69 percent, or 27 million tons (including coastwise traffic), moved through Lamberts Point, a 16 percent decrease, compared with the 32 million tons handled in 1997.

          The quantities of NS Rail export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
             --------------------------------------------
             1998      1997      1996      1995      1994
             ----      ----      ----      ----      ----
              24        28        26        25        24

          See the discussion of coal traffic, by type of coal, in
Part II, Item 7, "Management's Discussion and Analysis."

          MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: chemicals; automotive; paper, clay, and forest products; agriculture, consumer products, and government; and metals and construction. Total merchandise revenues in 1998 were $3.0 billion, a 2 percent increase, compared with 1997. Merchandise carloads and intermodal units handled in 1998 were 3.50 million, compared with 3.43 million handled in 1997, an increase of 2 percent.

          In 1998, 113 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS Rail, originated on line. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis, and Louisville.

          Revenues in only two of the six market groups comprising merchandise traffic improved in 1998. The only large gain was in the automotive group, up $74 million.

          See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

          OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations for the past five years:

                                   Year Ended December 31,
                          ---------------------------------------
                          1998    1997     1996     1995     1994
                          ----    ----     ----     ----     ----
Revenue ton miles
 (billions)                133      136      130      127      122
Freight train miles
 traveled (millions)      53.0     49.7     49.4     48.5     46.0
Revenue per ton mile   $0.0316  $0.0311  $0.0316  $0.0317  $0.0320
Revenue tons per train   2,517    2,732    2,625    2,611    2,655
Revenue ton miles
 per man-hour worked     2,635    2,905    2,764    2,679    2,579
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues       75.3%    71.3%    71.6%    73.5%    73.2%

          FREIGHT RATES - In 1998, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

          In 1998, NS Rail was found by the STB to be "revenue adequate" based on results for the year 1997. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

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

          After the Closing Date (see "Joint Acquisition of Conrail by NS" on page 36), Norfolk Southern Railway will operate that portion of Conrail's routes and assets allocated to Conrail's wholly owned subsidiary, Pennsylvania Lines LLC. As a result, Norfolk Southern Railway will provide freight service over lines with significant ongoing Amtrak and commuter passenger operations, and will conduct freight operations over some trackage owned by Amtrak or by commuter entities.

          RAILWAY PROPERTY:

          EQUIPMENT - As of December 31, 1998, NS Rail owned or leased the following units of equipment:

                                Number of Units
                         ----------------------------      Capacity
                         Owned*     Leased      Total    of Equipment
                         -----      ------      -----    ------------
Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,094         0        2,094     6,798,350
  Switching                 110         0          110       162,300
  Auxiliary units            60         0           60             0
                         ------    ------       ------     ---------
    Total locomotives     2,264         0        2,264     6,960,650
                         ======    ======       ======     =========

Freight Cars:                                               (Tons)
  Hopper                 20,668     1,302       21,970     2,306,456
  Box                    19,047       758       19,805     1,559,164
  Covered Hopper         12,154     2,231       14,385     1,568,234
  Gondola                28,236     1,053       29,289     3,150,884
  Flat                    4,250       858        5,108       383,605
  Caboose                   197         0          197             0
  Other                     797         0          797        63,964
                         ------    ------       ------     ---------
    Total freight cars   85,349     6,202       91,551     9,032,307
                         ======    ======       ======     =========

Other:
  Work equipment          6,275         3        6,278
  Vehicles                3,546         0        3,546
  Highway trailers
    and containers        1,901     2,548        4,449
  Miscellaneous           1,495     1,798        3,293
                         ------    ------       ------
    Total other          13,217     4,349       17,566
                         ======    ======       ======


* Includes equipment leased to outside parties and equipment subject to equipment trusts, condition sale agreements, and capitalized leases.

          The following table indicates the number and year of purchase for locomotives and freight cars owned at Dec. 31, 1998:

                                   Year Built
             -------------------------------------------------------
                                           1988- 1982- 1981 &
             1998  1997  1996  1995 1994   1993  1987  Before  Total
             ----  ----  ----  ---- ----   ----  ----  ------  -----
Locomotives:
 Number of
  units        116  120  119    125   25    288    396   1,075   2,264
 Percent of
  fleet          5    5    5      6    1     13     17      48     100%

Freight cars:
 Number
  of units   1,105  531  787  1,036  780  6,365  2,599  72,146  85,349
 Percent
  of fleet       1    1    1      1    1      7      3      85     100%

          The average age of the freight car fleet at Dec. 31, 1998, was 23.6 years. During 1998, 938 freight cars were retired. As of Dec. 31, 1998, the average age of the locomotive fleet was 15.4 years. During 1998, 52 locomotives, the average age of which was 20.6 years, were retired. The average age of retired locomotives decreased in 1998 due to: (1) a disproportionate share of early retirements due to casualties and service failures, and (2) retention of older units in anticipation of the Closing Date. Since 1988, about 27,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

          Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction, and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and over-age revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a more historic level.

                                    Annual Average Bad Order Ratio
                                  ----------------------------------
                                  1998    1997    1996   1995   1994
                                  ----    ----    ----   ----   ----
Freight Cars (excluding
 cabooses):
     NS Rail                      4.1%    4.6%    4.8%   5.8%   6.7%

Locomotives:
     NS Rail                      4.3%    5.0%    4.5%   4.7%   4.7%

          TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 95 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the 22,382 miles of track maintained as of Dec. 31, 1998, 15,955 were laid with welded rail.

          The density of traffic on running tracks (main line trackage plus passing tracks) during 1998 was as follows:

               Gross tons of
               freight carried
               per track mile         Track miles of        Percent
               (Millions)             running tracks*       of total
               ---------------        ---------------       --------
                0-4                       4,334                 27
                5-19                      5,050                 31
                20 and over               6,709                 42
                                         ------                ---
                                         16,093                100
                                         ======                ===

                * Excludes trackage rights.

          The following table summarizes certain information about track roadway additions and replacements during the past five years:

                                   1998   1997    1996   1995    1994
                                   ----   ----    ----   ----    ----
     Track miles of rail installed   429    451     401    403     480
     Miles of track surfaced       4,715  4,703   4,686  4,668   4,760
     New crossties installed
      (millions)                     2.0    2.2     1.9    2.0     1.7

          MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 7,610 radio path miles, 417 active stations, and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used principally for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions, and relay of intelligence from defective equipment detectors.

          TRAFFIC CONTROL - Of a total of 12,784 road miles operated by NS Rail, excluding trackage rights over foreign lines, 5,400 road miles are governed by centralized traffic control systems (of which 560 miles are controlled by data radio from 43 microwave site locations) and 2,500 road miles are equipped for automatic block system operation.

          COMPUTERS - Data processing facilities connect the yards, terminals, transportation offices, rolling stock repair points, sales offices, and other key system locations to the central computer complex in Atlanta, Georgia. Operating and traffic data are compiled and stored to provide customers with information on their shipments throughout the system. Data processing facilities are capable of providing current information on the location of every train and each car on line, as well as related waybill and other train and car movement data. Additionally, these facilities afford substantial capacity for, and are utilized to assist management in the performance of, a wide variety of functions and services, including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

          NS Rail has under way a project to review, and modify as necessary, computer and other systems for Year-2000 compliance. See discussion of Year-2000 compliance efforts on page 37 in Part II,
Item 7, "Management's Discussion and Analysis."

          OTHER - NS Rail has extensive facilities for support of railroad operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

          ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $725 million as of Dec. 31, 1998, and $598 million at Dec. 31, 1997.

          CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows
(including capitalized leases):

                                      Capital Expenditures
                          --------------------------------------------
                          1998      1997      1996      1995      1994
                          ----      ----      ----      ----      ----
                                    (In millions of dollars)
     Railway property:
       Road             $  583    $  580    $  428    $  379    $  383
       Equipment           419       304       326       333       235
       Other property       --        --        --         1        22
                        ------    ------    ------    ------    ------
          Total         $1,002    $  884    $  754    $  713    $  640
                        ======    ======    ======    ======    ======
/TABLE>

          Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient, and reliable transportation services. For 1999, NS Rail has budgeted approximately $1 billion of capital spending, of which $300 million are initial outlays for facilities and equipment related to the Conrail transaction. Capital spending is expected to remain at historically high levels, as projects related to the operation of Conrail's routes and assets will continue after the Closing Date.

          ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on page 40 in Part II, Item 7, "Management's
Discussion and Analysis," and in Note 16 to the Consolidated Financial
Statements on page 66.




          EMPLOYEES - NS Rail employed an average of 24,185 employees in 1998, compared with an average of 23,323 in 1997 (including Norfolk
Southern Corporation's employees whose primary duties relate to rail operations). The approximate average cost per employee during 1998 was $49,700 in wages and $17,600 in employee benefits.

          Approximately 85 percent of NS Rail's employees are represented by labor unions under collective bargaining agreements with 15 different labor organizations. The agreements currently in force will remain in effect through Dec. 31, 1999, and thereafter until new agreements are reached or until the Railway Labor Act's procedures are exhausted.

          GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the STB, which succeeded the ICC on Jan. 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service, and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The
Department of Transportation regulates certain track and mechanical equipment standards.

          The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC
(i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.
Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. Over 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

          Efforts will be made in 1999 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

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

Item 3.   Legal Proceedings.
------    -----------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1998.




Executive Officers of the Registrant.
------------------------------------

          Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1999, relating to these officers:

                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

David R. Goode, 58,                Present position since September
  President and                     1992.  Also, Chairman, President,
  Chief Executive Officer           and Chief Executive Officer of
                                    Norfolk Southern Corporation
                                    since September 1992.

L. I. Prillaman, 55,               Present position since August 1,
  Vice President and                1998.  Also, Vice Chairman and
  Chief Marketing Officer           Chief Marketing Officer of
                                    Norfolk Southern Corporation
                                    since August 1, 1998.  Served as
                                    Vice President and Chief Traffic
                                    Officer of Norfolk Southern
                                    Railway and Executive Vice
                                    President-Marketing of Norfolk
                                    Southern Corporation from October
                                    1995 to August 1998, and prior
                                    thereto was Vice President-
                                    Properties.

Stephen C. Tobias, 54,             Present position since August 1,
  Vice President and                1998.  Also, Vice Chairman and
  Chief Operating Officer           Chief Operating Officer of
                                    Norfolk Southern Corporation
                                    since August 1, 1998.  Served as
                                    Vice President of Norfolk
                                    Southern Railway from October
                                    1993 to August 1998, Executive
                                    Vice President-Operations of
                                    Norfolk Southern Corporation from
                                    July 1994 to August 1998, and
                                    prior thereto was Senior Vice
                                    President-Operations.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

Henry C. Wolf, 56,                 Present position since August 1,
  Vice President and                1998.  Also, Vice Chairman and
  Chief Financial Officer           Chief Financial Officer of
                                    Norfolk Southern Corporation
                                    since August 1, 1998, and prior
                                    thereto was Vice President-
                                    Finance of Norfolk Southern
                                    Railway and Executive Vice
                                    President-Finance of Norfolk
                                    Southern Corporation.

Paul N. Austin, 55,                Present position since September 22,
  Vice President-                   1998.  Also, Vice President-Human
  Human Resources                   Resources and Assistant to
                                    Chairman of Norfolk Southern
                                    Corporation since September 22,
                                    1998.  Served as Vice President-
                                    Personnel and Assistant to
                                    Chairman of Norfolk Southern
                                    Corporation from September 1,
                                    1998, to September 21, 1998, Vice
                                    President-Personnel of Norfolk
                                    Southern Railway and Norfolk
                                    Southern Corporation from June
                                    1994 to September 1998, and prior
                                    thereto was Assistant Vice
                                    President-Personnel.

James C. Bishop, Jr., 62,          Present position since March 1996.
  Vice President-                   Also, Executive Vice President-
  Law                               Law of Norfolk Southern
                                    Corporation since March 1996, and
                                    prior thereto was Vice President-
                                    Law.

R. Alan Brogan, 58,                Present position since April 1,
  Vice President-                   1998.  Also, Executive Vice
  Corporate                         President-Corporate of Norfolk
                                    Southern Corporation since
                                    April 1, 1998, and prior thereto
                                    was Vice President-Transportation
                                    Logistics of Norfolk Southern
                                    Railway and Executive Vice
                                    President-Transportation
                                    Logistics of Norfolk Southern
                                    Corporation.

David A. Cox, 63,                  Present position since December
  Vice President-                   1995.  Also, Vice President-
  Properties                        Properties of Norfolk Southern
                                    Corporation since December 1995,
                                    and prior thereto was Assistant
                                    Vice President-Industrial
                                    Development.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

Timothy P. Dwyer, 49,              Present position since August 23,
  Vice President-                   1998.  Also, Vice President-
  Marketing Services                Marketing Services of Norfolk
                                    Southern Corporation since
                                    August 23, 1998.  Served as
                                    Senior Vice President-Operations
                                    of Conrail from June 1998 to
                                    August 1998, Senior Vice
                                    President-Unit Train Service
                                    Group of Conrail from November
                                    1994 to June 1998, and prior
                                    thereto was Vice President-Unit
                                    Train Service Group of Conrail.

Thomas L. Finkbiner, 46,           Present position since August 1993.
  Vice President-                   Also, Vice President-Intermodal
  Intermodal                        of Norfolk Southern Corporation
                                    since August 1993.

Nancy S. Fleischman, 51,           Present position since August 1997.
  Vice President                    Also, Vice President of Norfolk
                                    Southern Corporation since August
                                    1997, and prior thereto was
                                    Assistant Vice President-
                                    Strategic Planning.

Robert C. Fort, 54,                Present position since December
  Vice President-                   1996.  Also, Vice President-
  Public Relations                  Public Relations of Norfolk
                                    Southern Corporation since
                                    December 1996, and prior thereto
                                    was Assistant Vice President-
                                    Public Relations.

John W. Fox, Jr., 51,              Present position since October
  Vice President-                   1995.  Also, Vice President-Coal
  Coal Marketing                    Marketing of Norfolk Southern
                                    Corporation since October 1995,
                                    and prior thereto was Assistant
                                    Vice President-Coal Marketing.

Lewis D. Hale, Jr., 52,            Present position since August 1,
  Vice President-                   1998.  Also, Vice President-
  Transportation                    Transportation of Norfolk
                                    Southern Corporation since
                                    August 1, 1998.  Served as
                                    Assistant Vice President-
                                    Mechanical from December 1995 to
                                    August 1998, and prior thereto
                                    was General Manager Western
                                    Region.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

James A. Hixon, 45,                Present position since June 1993.
  Vice President-                   Also, Vice President-Taxation of
  Taxation                          Norfolk Southern Corporation
                                    since June 1993.

Thomas C. Hostutler, 62,           Present position since August 16,
  Vice President-                   1998.  Also, Vice President-
  Internal Audit                    Internal Audit of Norfolk
                                    Southern Corporation since
                                    August 16, 1998, and prior
                                    thereto was Senior Assistant Vice
                                    President-Corporate Accounting.

H. Craig Lewis, 54,                Present position since August 1,
  Vice President-                   1998.  Also, Vice President-
  Corporate Affairs                 Corporate Affairs of Norfolk
                                    Southern Corporation since
                                    August 1, 1998.  Served as
                                    Regional Vice President from
                                    August 1997 to August 1998, and
                                    prior thereto was a partner in
                                    a Pennsylvania law firm.

Jon L. Manetta, 60,                Present position since August 1,
  Senior Vice President-            1998.  Also, Senior Vice
  Operations                        President-Operations of Norfolk
                                    Southern Corporation since
                                    August 1, 1998.  Served as Vice
                                    President-Transportation &
                                    Mechanical of Norfolk Southern
                                    Railway and Norfolk Southern
                                    Corporation from December 1995 to
                                    August 1998, Vice President-
                                    Transportation from June 1994 to
                                    December 1995, and prior thereto
                                    was Assistant Vice President-
                                    Transportation.

Mark D. Manion, 46,                Present position since August 1,
  Vice President-                   1998.  Also, Vice President-
  Mechanical                        Mechanical of Norfolk Southern
                                    Corporation since August 1, 1998.
                                    Served as General Manager Western
                                    Region from December 1995 to
                                    August 1998, Assistant Vice
                                    President-Transportation from
                                    July 1994 to December 1995, and
                                    prior thereto was Division
                                    Superintendent, Lake Division.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

Harold C. Mauney, Jr., 60,         Present position since August 1997.
  Vice President-                   Also, Vice President-Public
  Public Affairs                    Affairs of Norfolk Southern
                                    Corporation since August 1997.
                                    Served as Vice President-
                                    Operations Planning and Budget of
                                    Norfolk Southern Railway and
                                    Norfolk Southern Corporation from
                                    December 1996 to August 1997, and
                                    prior thereto was Vice President-
                                    Quality Management.

Donald W. Mayberry, 55,            Present position since December
  Vice President-                   1995.  Also, Vice President-
  Research and Tests                Research and Tests of Norfolk
                                    Southern Corporation since
                                    December 1995, and prior thereto
                                    was Vice President-Mechanical.

James W. McClellan, 59,            Present position since August 1,
  Senior Vice President-            1998.  Also, Senior Vice
  Planning                          President-Planning of Norfolk
                                    Southern Corporation since
                                    August 1, 1998, and prior thereto
                                    was Vice President-Strategic
                                    Planning.

Kathryn B. McQuade, 42,            Present position since August 16,
  Vice President-                   1998.  Also, Vice President-
  Financial Planning                Financial Planning of Norfolk
                                    Southern Corporation since
                                    August 16, 1998, and prior
                                    thereto was Vice President-
                                    Internal Audit.

Charles W. Moorman, 47,            Present position since October
  Vice President-                   1993.  Also, Vice President-
  Information Technology            Information Technology of Norfolk
                                    Southern Corporation since
                                    October 1993.

Phillip R. Ogden, 58,              Present position since August 1,
  Senior Vice President-            1998.  Also, Senior Vice
  Engineering                       President-Engineering of Norfolk
                                    Southern Corporation since
                                    August 1, 1998, and prior thereto
                                    was Vice President-Engineering.

John P. Rathbone, 47,              Present position since December
  Vice President and                1992.  Also, Vice President and
  Controller                        Controller of Norfolk Southern
                                    Corporation since December 1992.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

William J. Romig, 54,              Present position since December
  Vice President                    1992.  Also, Vice President and
                                    Treasurer of Norfolk Southern
                                    Corporation since December 1992.

John M. Samuels, 55,               Present position since January
  Vice President-                   1998.  Also, Vice President-
  Operations Planning               Operations Planning and Budget of
  and Budget                        Norfolk Southern Corporation
                                    since January 1998.  Previously
                                    served as Vice President-
                                    Operating Assets of Conrail from
                                    January 1996 to January 1998,
                                    Vice President-Mechanical of
                                    Conrail from November 1994 to
                                    January 1996, and prior thereto
                                    was Vice President-Engineering of
                                    Conrail.

Donald W. Seale, 46,               Present position since August 1993.
  Vice President-                   Also, Vice President-Merchandise
  Merchandise Marketing             Marketing of Norfolk Southern
                                    Corporation since August 1993.

Robert S. Spenski, 64,             Present position since June 1994.
  Vice President-                   Also, Vice President-Labor
  Labor Relations                   Relations of Norfolk Southern
                                    Corporation since June 1994, and
                                    prior thereto was Senior
                                    Assistant Vice President-Labor
                                    Relations.

Rashe W. Stephens, Jr., 57,        Present position since December
  Vice President-                   1996.  Also, Vice President-
  Quality Management                Quality Management of Norfolk
                                    Southern Corporation since
                                    December 1996, and prior thereto
                                    was Assistant Vice President-
                                    Public Affairs.

Charles J. Wehrmeister, 49,        Present position since August 1,
  Vice President-                   1998.  Also, Vice President-
  Safety and Environmental          Safety and Environmental of
                                    Norfolk Southern Corporation
                                    since August 1, 1998.  Served as
                                    Assistant Vice President-Safety
                                    and Environmental from January
                                    1995 to August 1998, and prior
                                    thereto was Division
                                    Superintendent, Virginia
                                    Division.




                                   Business Experience During Past
Name, Age, Present Position        Five Years
---------------------------        -------------------------------

William C. Wooldridge, 56,         Present position since February
  Vice President                    1997.  Also, Vice President-Law
                                    of Norfolk Southern Corporation
                                    since March 1996, and prior
                                    thereto was General Counsel-
                                    Corporate.

Sandra T. Pierce, 44,              Present position since June 1995.
  Corporate Secretary               Also, Assistant Corporate
                                    Secretary of Norfolk Southern
                                    Corporation since June 1995, and
                                    prior thereto was Assistant
                                    Corporate Secretary-Planning.

Ronald E. Sink, 56,                Present position since September
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

PREFERRED STOCK INFORMATION
---------------------------
          There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends, and other preferences as deemed appropriate at the time of issuance.

          The $2.60 Cumulative Preferred Stock, Series A (Series A
Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries as of Dec. 31, 1998, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, Sept. 15, and Dec. 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern
Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern
Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

          In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. As of Dec. 31, 1996, NS had purchased 176,608 shares of
Series A Stock at a total cost of $6.7 million; as of the same date, NS held a total of 176,703 shares.




Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                       Five-Year Financial Review

                          1998      1997      1996      1995      1994
                          ----      ----      ----      ----      ----
                                       ($ in millions)

RESULTS OF OPERATIONS:
Railway operating
 revenues                $ 4,221   $ 4,223   $ 4,101   $ 4,012   $ 3,918
Railway operating
 expenses                  3,178     3,010     2,936     2,949     2,869
                         -------   -------   -------   -------   -------
  Income from
   railway operations      1,043     1,213     1,165     1,063     1,049

Other income (expense)
 - net                        90       (49)       39        44        46
Interest expense
 on debt                     (25)      (30)      (34)      (33)      (28)
                         -------   -------   -------   -------   -------
  Income before
   income taxes            1,108     1,134     1,170     1,074     1,067

Provision for income
 taxes                       383       380       401       372       385
                         -------   -------   -------   -------   -------
  Net income             $   725   $   754   $   769   $   702   $   682
                         =======   =======   =======   =======   =======

FINANCIAL POSITION:
Total assets             $12,017   $11,827   $11,053   $10,752   $10,289
Total long-term debt,
 including current
 maturities              $   760   $   606   $   598   $   574   $   540
Stockholders' equity     $ 6,137   $ 6,392   $ 5,772   $ 5,645   $ 5,441

OTHER:
Capital expenditures     $ 1,002   $   884   $   754   $   713   $   640
Number of stockholders
 at year-end               2,317     2,519     2,763     3,025     3,281
Average number
 of employees (1)         24,185    23,323    23,361    24,488    24,710



(1) The employee count includes NS' employees whose primary duties relate to rail operations.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation) Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes beginning on page 44 and the five-year financial review on page 25.


SUMMARIZED RESULTS OF OPERATIONS

1998 Compared with 1997
-----------------------
     Net income in 1998 was $725 million, a decrease of 4%, compared with 1997. The decline was principally due to a 14% decline in income from railway operations, somewhat offset by higher nonoperating income (see Note 3 on page 55).

1997 Compared with 1996
-----------------------
     Net income in 1997 was $754 million, a decrease of 2%. The decline was primarily due to a first-quarter charge of $77 million ($50 million after taxes) for costs related to a credit agreement that provided financing for the proposed acquisition of all Conrail stock (see Note 2 on page 52). Excluding the effect of the charge for credit facility costs, net income was up 5% over 1996's record results. The improvement was largely attributable to a 4% increase in income from railway operations.

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a graph in the Annual Report to Stockholders)

          ($ in millions)    1998    1997    1996    1995    1994
          ---------------    ----    ----    ----    ----    ----
          Revenues          $4,221  $4,223  $4,101  $4,012  $3,918
          Expenses           3,178   3,010   2,936   2,949   2,869


DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $4.2 billion in 1998, compared with $4.2 billion in 1997 and $4.1 billion in 1996. The following table presents a three-year comparison of revenues by market group.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

               RAILWAY OPERATING REVENUES BY MARKET GROUP

          ($ in millions)            1998      1997      1996
          ---------------            ----      ----      ----
          Coal                     $1,252    $1,301    $1,305
          General merchandise:
            Chemicals                 574       585       560
            Automotive                566       492       489
            Paper/clay/forest         534       539       513
            Agriculture/consumer/
             government               383       391       393
            Metals/construction       373       368       354
                                   ------    ------    ------
          General merchandise       2,430     2,375     2,309
          Intermodal                  539       547       487
                                   ------    ------    ------
               Total               $4,221    $4,223    $4,101
                                   ======    ======    ======

     In 1998, revenue increases in the automotive and metals and construction groups were offset by revenue decreases in the remaining market groups. As shown in the following table, volume gains were more than offset by lower revenue per unit. However, almost all the volume increase and revenue per unit decrease reflect the effects of the new mixing centers (see discussion under the "Automotive" caption, below). Revenues for the remaining market groups declined $76 million, $58 million of which resulted from lower traffic volume and $18 million of which resulted from lower revenue per unit. In 1997, revenues increased or remained steady for all market groups, and volume gains produced all the revenue improvement.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS

                                    Increases (Decreases)
          ($ in millions)     1998 vs. 1997       1997 vs. 1996
          ---------------     -------------       -------------
          Volume                  $ 114               $ 130
          Revenue per unit         (116)                 (8)
                                  -----               -----
               Total              $  (2)              $ 122
                                  =====               =====

     Following the Closing Date of the Conrail transaction (see "Joint Acquisition of Conrail by NS" on page 36), total railway operating revenues are expected to increase by about one-half: coal revenues are expected to increase by about one-third; general merchandise revenues are expected to increase by about one-half; and intermodal revenues are expected to increase by about two-thirds.

     COAL tonnage was unchanged in 1998, but revenues decreased 4%; an increase in utility tonnage, especially shorter-haul (lower average revenue) traffic, offset decreases in longer-haul (higher average revenue) export and domestic metallurgical traffic. Coal revenues represented 30% of total railway operating revenues in 1998, and 89% of coal shipments originated on NS Rail's lines. In 1997, coal tonnage increased 3%, primarily due to increased export and utility tonnage; however, revenues decreased slightly as a result of shorter hauls.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

                 TOTAL COAL, COKE, AND IRON ORE TONNAGE

          (In millions of tons)      1998      1997      1996
          ---------------------      ----      ----      ----
          Utility                     83        76        75
          Export                      25        29        27
          Steel                       18        21        20
          Other                        8         8         8
                                     ---       ---       ---
               Total                 134       134       130
                                     ===       ===       ===

     Utility coal traffic increased 9% in 1998, due to rising electricity production in NS Rail's service area, the return of some traffic to rail, and increased business from several customers.
     In 1997, utility coal traffic increased 2%. Several of NS Rail's utility customers shifted more generation to coal-fired plants, as some nuclear power plants experienced downtime. New business resulting from innovative marketing efforts also contributed to the increase.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to increase at a rate greater than generation capacity is being added, and coal-fired generation continues to be the cheapest marginal source of electricity. Increased price competition resulting from utility deregulation could cause utilities to seek to reduce costs and increase plant utilization. These factors, coupled with excess capacity at certain low-cost, coal-fired generating plants, could provide an opportunity for utility coal volume growth. However, competitive pressures on utilities to reduce costs also could put price pressure on generation source fuels, including NS Rail-delivered coal.
     Moreover, many of the mines served by NS Rail produce coals that satisfy both the Phase I and Phase II requirements of the Clean Air Act Amendments. In addition, an increasing bank of sulfur dioxide allowances held by many NS Rail-served utilities should continue to provide a market for other NS Rail-served mines for nearly a decade. However, several recently adopted or proposed environmental regulations could increase the cost of coal-fired generation.
     After the Closing Date, NS Rail will gain direct access to 27 utility plants and to mines with an abundant supply of low-cost, high-quality steam coal located on Conrail lines.

     Export coal tonnage decreased 14% in 1998, due to weak economies in Asia and a strong U.S. dollar. The dollar gained 20% or more compared with the currencies of countries (such as Australia, South Africa, and Indonesia) that provide the primary competition for U.S. export coal. A significant decline in Asian demand for coal created supplies that competed at deeply discounted prices with U.S. export coal in Europe and South America. Steam coal exports declined to 0.4 million tons in 1998, compared with 1.7 million tons in 1997. U.S. low-sulfur coals were not price-competitive due to the strength of the dollar. In addition, natural gas has displaced much of the coal-fired generation in Europe.
     In 1997, export coal tonnage increased 7%, reaching the highest level since 1992. Higher metallurgical coal demand from NS Rail-served producers caused growth in shipments to Japan. Increased metallurgical coal exports to Holland and Romania and increased shipments to Brazil early in the year also contributed to the improvement.
     The same factors that led to the decrease in 1998 volume are expected to continue in 1999. The Asian recession in steel production showed signs of moving into Europe in late 1998. In addition, competition from Australian coal is expected to intensify, and U.S.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

coal exports may drop further if demand decreases for blast furnace raw materials in Western Europe. Finally, the recent Kyoto Protocol on climate change, if adopted, could put added downward pressure, worldwide, on coal-fired power demand.
     Conrail and its coal-producing customers are well established in the export steam coal market, which might help NS Rail achieve greater levels of participation. Furthermore, current NS Rail and Conrail coal exporters should benefit from being able to ship their coal single-line through both Baltimore, Md., and Norfolk, Va.

     Steel coal domestic traffic declined 14% in 1998, due to plant closures, reduced blast furnace operations, and the continuation of aggressive producer pricing of higher volatile metallurgical coals not located on NS Rail's lines.
     In 1997, steel coal domestic traffic increased 5%, due to growth in coke and iron ore shipments that more than offset decreased metallurgical coal shipments.
     Steel coal domestic traffic is expected to be adversely affected by competition in domestic and foreign steel markets. Producers in weak markets such as Russia, Japan, and Brazil are exporting much of their steel at low prices to the United States and Canada. Furthermore, with the reduction in blast-furnace capacity, coke production in the United States continues to decline. Advanced technologies that allow production of steel using little or no coke could cause this market to decline slowly in the long term. However, alternative uses for steel coal are increasing, and NS Rail continues to pursue opportunities for the movement of noncoking coal used in alternative iron-making technologies.
     With its access to the Northeast after the Closing Date, NS Rail expects to increase its participation in shipments of raw materials for the steel industry by gaining single-line access to most domestic integrated steel plants and merchant coke plants.

     Other coal traffic, primarily steam coal shipped to manufacturing plants, was largely unchanged in 1998 and 1997.

     GENERAL MERCHANDISE traffic volume increased 5%, and revenues increased 2%, in 1998, driven by higher automotive revenues. In 1997, both general merchandise traffic volume and revenues increased 3%, as all market groups, except the agriculture, consumer products, and government group, posted revenue gains.

     Chemicals traffic volume decreased 1%, and revenues decreased 2%, in 1998, the first decline since 1989. The weak economies in Asia and softness in certain domestic markets adversely affected shipments of products for the vinyl, polyester, and pulp markets. In addition, nationwide rail service problems, particularly early in the year, caused some customers to divert traffic to truck and barge. However, several NS Rail-served facilities with new and expanded plant capacity increased shipments of plastics and petroleum products, somewhat offsetting these negative effects. NS Rail also increased traffic through its Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities to customers not located on its lines.
     In 1997, chemicals traffic volume increased 5%, and revenues increased 4%, as fertilizer and plastics markets strengthened. In addition, the harsh winter resulted in increased movements of liquid petroleum gas, and industrial chemicals remained strong throughout the year.
     The chemicals market group is expected to rebound in 1999, supported by plant expansions, expected increases in U.S. chemical production, and extended market reach made possible by new TBT facilities.
     After the Closing Date, NS Rail will gain a competitive route to northern New Jersey, where Conrail currently originates or terminates annually about 40,000 carloads of chemicals.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Automotive carloads increased 35%, and revenues increased 15%, in 1998, exceeding the record levels achieved in 1997. Finished vehicles led the growth, as carloads increased 54%, and revenues increased 19%, primarily due to new business through the Ford mixing centers. Full production volume at the Mercedes-Benz plant in Vance, Ala., and the Toyota minivan line at Georgetown, Ky., also contributed to the increases. Vehicle parts traffic volume and revenues remained steady despite the effects of the mid-year strike at General Motors.
     A substantial portion of the 1998 increase in carloads resulted from the nature of the mixing centers. Previously, carloads of vehicles went from plant to distribution center, where vehicles were classified and loaded onto trucks for transport to dealers. Now, carloads of vehicles, mostly in unit-train service, go from plant to the mixing centers, where vehicles are sorted by destination and loaded onto other trains in a mix suitable for direct transport to dealers. As a result, carload counts have been increased: each vehicle that is handled through the centers arrives on one carload and departs on another carload. This hub-and-spoke method of distribution is intended to improve Ford's delivery logistics and reduce its inventory costs and order-to-delivery times.
     In 1997, automotive traffic volume increased 2%, and revenues rose 1%. A 12% increase in auto parts traffic volume more than offset a 3% decline in vehicles traffic that resulted from industrywide railcar shortages, rail traffic congestion, unexpected downtime at certain plants, and modest sales for some of the models transported by NS Rail.
     The automotive market group is expected to continue to experience growth in 1999, supported by the Ford mixing centers, a new Toyota truck assembly plant at Princeton, Ind., two new just-in-time rail parts distribution facilities, and the introduction of a new BMW sport utility vehicle to be produced at Greer, S.C.
     After the Closing Date, NS Rail will gain direct access to 15 assembly plants, and NS Rail will serve 32 of the 58 rail-served assembly plants in the U.S. NS Rail's network of auto distribution terminals will increase from 26 to 38.

     Paper, clay, and forest products traffic volume decreased 3%, and revenues declined 1%, in 1998. Traffic volume increases in the first three quarters were offset by a sudden and pronounced weakness in the paper industry in the fourth quarter, adversely affecting shipments of paper, wood fiber, and kaolin clay. Decreased domestic and foreign demand resulted in both widespread paper mill downtime late in the year and indefinite closure of several NS Rail-served paper mills. Shipments of lumber and wood products partially offset the effects of these declines, posting record carloads and revenues due to continued strong demand from the housing construction industry.
     In 1997, paper, clay, and forest products traffic volume rose 4%, and revenues increased 5%. Shipments of wood chips increased, as did lumber traffic, supported by demand for southern yellow pine to replace timber from Pacific Northwest sources. Kaolin clay traffic also increased, and shipments of paper products were up slightly.
     The paper industry is expected to continue to experience reduced demand in 1999, due to the weak economies in Asia and consolidation within the industry. Moreover, growth in lumber is expected to slow, as housing starts are forecast to decline from the record levels of 1998.
     After the Closing Date, NS Rail will have direct access to 33 paper mills and 26 lumber reload centers located on Conrail lines.

     Agriculture, consumer products, and government traffic volume declined 3%, and revenues decreased 2%, in 1998. Weak export and soybean meal markets adversely affected shipments. Sweeteners volume and revenues declined, as a strong beet sugar crop negatively affected

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

cane sugar shipments out of the South. Increased revenues from grain, soybeans, and feed ingredients from the longer-haul Southeast feed and corn processing markets somewhat offset the effects of the declines.
     In 1997, agriculture, consumer products, and government traffic volume decreased 3%, and revenues decreased 1%. Most of the decline resulted from decreases in the bulk agriculture commodities. Weak export markets, declines in corn shipments to processors, and an unfavorable soybean market resulting from higher prices led to traffic declines that began early in the year.
     Moderate growth is expected in 1999; low prices and an abundant supply should continue to increase domestic consumption of corn for feed and processing. In addition, moderating worldwide competition should lead to a small recovery in the U.S. export market.
     After the Closing Date, NS Rail expects to increase its direct-line accessed grain elevator capacity by about 10%.

     Metals and construction traffic volume was unchanged, and revenues increased 1%, in 1998. The strong performance in the metals market during 1997 was repeated in the first half of 1998, due to improved efficiency at integrated mills and the continued growth of new mini-mills and steel processors in NS Rail's service territory. However, the domestic metals market weakened in the second half of 1998, due to an increase in the supply of lower-priced, imported steel. Construction traffic and revenues increased, due to increased highway and housing construction activity in the Southeast.
     In 1997, both traffic and revenues in metals and construction increased 4%. Construction traffic benefited from increased highway building activity in the Southeast. Metals traffic increased due to gains in domestic sheet steel movements resulting from record steel production and increased pipe shipments.
     The metals and construction market group is expected to grow moderately in 1999. Production at new industries locating on NS Rail's lines is expected to mitigate traffic losses attributable to imports of steel and scrap metal. Traffic is expected to continue to benefit from increased highway construction activity.
     After the Closing Date, NS Rail will have direct access to 43 steel production facilities and 38 metal distribution centers located on Conrail lines.

     INTERMODAL traffic volume decreased 2%, and revenues decreased 1%, in 1998. The decline, which was the first in 12 years, resulted from a service network redesign that was implemented in August. The redesign is expected to improve on-time performance and eliminate complexity, thereby positioning NS Rail to achieve the traffic volume anticipated from the Conrail transaction. As a result, trailer traffic volume declined 16%, but this decrease was largely offset by increases in both container traffic volume and revenues (respectively, 2% and 5%) and Triple Crown Services Company (TCSC) traffic volume and revenues (respectively, 5% and 9%).
     In 1997, intermodal traffic volume increased 11%, and revenues increased 12%, each setting a record. Capacity expansions on major terminals and trains, combined with a healthy domestic and international economy, enabled NS Rail to achieve the third year of double-digit growth in four years. Volume increases were balanced, and NS Rail outperformed the market in all intermodal traffic segments. Container traffic volume increased 12%, supported by new steamship business under contract.
     Intermodal revenues are expected to increase in 1999, supported by the redesigned service network, expanded terminal capacity, and extension of NS Rail's double-stack services.
     After the Closing Date, NS Rail will gain direct-line access to the Northeast consumer markets and most major East Coast ports.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 6% in 1998, while carloadings increased 1%. The expense increase was mostly attributable to Conrail-related integration expenses, and additional expenses, including start-up costs, related to the Ford mixing centers. Railway operating expenses increased only 3% in 1997, despite a 5% increase in traffic volume.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by railway expenses, was 75.3% in 1998, compared with the record-low 71.3% in 1997 and 71.6% in 1996. NS Rail's railway operating ratio continues to be the best among the major railroads in the United States.
     In addition to reflecting Conrail-related integration expenses, the railway operating ratio in 1998 was also adversely affected by a change in traffic mix related to growth in automotive traffic coupled with the change in coal traffic mix. Automotive traffic includes some of NS Rail's most time-sensitive and resource-intensive business, requiring more trains, increased handling costs, and higher equipment rents.
     The railway operating ratio is expected to be even higher in 1999, due to expenses associated with the portion of Conrail's routes and assets that NS Rail will operate, as well as additional integration expenses, prior to and after the Closing Date, and because the Closing Date is later than previously anticipated.

                         RAILWAY OPERATING RATIO
         (Shown as a graph in the Annual Report to Stockholders)

              1998     1997    1996     1995     1994
              ----     ----    ----     ----     ----
              75.3%    71.3%   71.6%    73.5%    73.2%

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES

                                         Increases (Decreases)
          ($ in millions)            1998 vs. 1997  1997 vs. 1996
          ---------------            -------------- --------------
          Compensation and benefits       $ 87           $  5
          Materials, services, and
           rents                           118             61
          Depreciation                      18             13
          Diesel fuel                      (53)            (6)
          Casualties and other claims      (28)            --
          Other                             26              1
                                          ----           ----
               Total                      $168           $ 74
                                          ====           ====

     Compensation and benefits, which represents about half of total railway operating expenses, increased 6% in 1998, and only slightly in 1997.
     In 1998, higher wages and salaries -- results of additional staffing in anticipation of the Closing Date and union wage increases, including the effect of an increase in the BLE bonus fund -- were offset somewhat by lower accruals for pension benefits, due to favorable investment returns on pension plan assets. Also contributing to the increase were new FRA train inspection requirements and a higher Railroad Unemployment Tax rate.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     In 1997, higher wages resulting from union wage increases and additional train and engine employees were offset by lower fringe benefit and incentive compensation costs. The decline in fringe benefit costs was due largely to favorable investment experience on pension plan assets. To a large extent, productivity improvements and train efficiencies offset the effects of the higher traffic volume.

     Materials, services, and rents includes items used for the maintenance of the railroads' lines, structures, and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 17% in 1998 and 10% in 1997.
     The 1998 increase was principally due to Conrail-related integration costs and higher-than-anticipated mixing center costs associated with the increase in automotive traffic. Higher equipment rents and locomotive repair expenses also contributed to the increase.
     The 1997 increase resulted primarily from higher volume-related intermodal expenses, as well as from higher equipment rents, partially a result of a change in the mix of received versus forwarded traffic. Higher locomotive repair expenses and costs for contract programmers to make computer processes Year-2000 compliant (see "Year-2000 Compliance" discussion under "Other Matters," below) also contributed to the increase.
     Equipment rents, which represent the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, were up 18% in 1998 and 11% in 1997. The 1998 increase was due to: (1) rents for equipment needed to support the increase in automotive traffic; (2) reduced rents received from the leasing of owned locomotives; and (3) increased lease expenses for equipment obtained to meet anticipated demand after the Closing Date. These increases were somewhat offset by higher receipts on NS Rail-owned freight cars and auto racks.
     The 1997 increase was due to a 5% increase in overall traffic and a shift in traffic mix. Carloadings in other railroads' and privately owned freight cars were up 7%, due to growth in traffic received from other railroads. Trailer and container loadings, moving mostly on privately owned flatcars, were up 11%. These increased costs were mitigated somewhat by higher receipts from short-term leases of locomotives to various railroads.
     Locomotive repair costs increased in 1998 and 1997 due to the higher traffic levels and an increase in the average number of locomotives in service, reflecting retention of older units.

     Depreciation expense (see Note 1, "Properties," on page 51 for NS Rail's depreciation policy) was up 4% in 1998 and 3% in 1997.
Increases in both years were due to property additions, reflecting recent substantial levels of capital spending.

     Diesel fuel costs declined 23% in 1998 and 3% in 1997. The 1998 decrease was due to a 26% drop in the average price per gallon, which was the lowest since 1988, somewhat offset by a 3% increase in consumption. The 1997 decrease was due to the net effect of a 5% drop in the average price per gallon and a 3% increase in consumption.

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage, and environmental matters) decreased 23% in 1998 and were unchanged in 1997. The 1998 decline was due to cost recoveries from third parties and lower accruals for environmental remediation costs and to reduced personal injury expenses. In 1997, a reduction in personal injury expenses was offset by higher freight damage costs.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     The largest component of casualties and other claims expense is personal injury costs. Although NS Rail experienced an increase in the number of reportable employee injuries in 1998, the number of claims declined, compared with 1997. Costs associated with employee and third-party injuries were lower in 1998, continuing the favorable trend experienced in recent years. However, these improvements were partially offset by an increase in costs related to so-called "occupational" injuries. Within the past decade, there has been a dramatic increase in the number of these types of claims. In 1998, almost two-thirds of the total employee injury cases settled and one-third of settlement payments made were related to occupational claims. These claims do not generally relate to a specific accident or event, but rather result from a claimed exposure over time to some condition of employment. As a result, many of these claims are asserted by employees who have retired or who no longer work for NS Rail. NS Rail continues to work actively to eliminate all accidents and exposure risks and to control associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act
(FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claim environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade
Congress to replace FELA with a no-fault workers' compensation system.
     NS Rail maintains substantial amounts of commercial insurance for potential third-party liability and property damage losses. However, it also retains reasonable levels of risk through self-insurance. In 1998, in recognition of ever-increasing jury awards, NS Rail elected to increase the limit of liability insurance maintained, which did not result in a significant increase in premium expense.

     Other expenses increased 17% in 1998 and 1% in 1997. The 1998 increase was principally due to: (1) a licensing fee charged by NS for use of certain intangible assets (see Note 2 on page 52); (2) higher property and other taxes, due to the effects of favorable adjustments in prior years resulting from settlements with taxing authorities; and
(3) increased travel expenses, mostly attributable to planning for the Conrail transaction.

Income Taxes
-------------
     Income tax expense in 1998 was $383 million, for an effective rate of 35%, compared with an effective rate of 34%, in both 1997 and 1996.
     The effective rates in all three years were below the statutory federal and state rates -- results of investments in corporate-owned life insurance and favorable adjustments upon filing the prior year tax returns. In addition, 1998 benefited from favorable adjustments resulting from settlement of federal income tax years 1993-1994. 1997 benefited from favorable adjustments of accrued liabilities for state income taxes; 1996 benefited from favorable adjustments resulting from settlement of federal income tax years 1990-1992.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     Cash provided by operating activities, NS Rail's principal source of liquidity, decreased $30 million, or 2%, in 1998, but increased $211 million, or 17%, in 1997. Since consolidation in 1982, cash provided by operating activities has been sufficient to fund dividend requirements, debt repayments, and a significant portion of capital spending. The 1998 decrease was primarily due to lower income from railway operations, somewhat offset by decreased income tax payments. The 1997 increase was principally due to lower income tax payments and improved income from railway operations.

     Cash used for investing activities increased slightly in 1998 and 44% in 1997. Property additions account for most of the spending in this category.
     The following tables show capital spending, track, and equipment statistics for the past five years. Capital expenditures include amounts relating to capitalized leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 8, "Capital Lease Obligations," on page 59).

                          CAPITAL EXPENDITURES
       (Also shown as a graph in the Annual Report to Stockholders)

     ($ in millions)    1998      1997      1996      1995      1994
     ---------------    ----      ----      ----      ----      ----
     Road              $  583    $  580    $  428    $  379    $  383
     Equipment            419       304       326       333       235
     Other property        --        --        --         1        22
                       ------    ------    ------    ------    ------
        Total          $1,002    $  884    $  754    $  713    $  640
                       ======    ======    ======    ======    ======

     Capital expenditures increased 13% in 1998 and 17% in 1997. The increase in 1998 was due to significant outlays for roadway projects and equipment in anticipation of the Closing Date. The increase in 1997 was due to higher roadway additions that included construction costs for four Ford mixing centers.

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                        1998      1997      1996      1995      1994
                        ----      ----      ----      ----      ----
     Track miles of
      rail installed     429       451       401       403       480
     Miles of track
      surfaced         4,715     4,703     4,686     4,668     4,760
     New crossties
      installed
      (millions)         2.0       2.2       1.9       2.0       1.7

                    AVERAGE AGE OF RAILWAY EQUIPMENT

     (In years)         1998      1997      1996      1995      1994
     ----------         ----      ----      ----      ----      ----
     Freight cars       23.6      23.0      22.3      22.0      21.9
     Locomotives        15.4      15.3      15.4      15.7      15.8
     Retired
      locomotives       20.6      23.3      24.4      22.6      23.6

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     The 1998 decrease in the average age of retired locomotives resulted from: (1) a disproportionate share of early retirements due to casualties and service failures; and (2) retention of older units in anticipation of the Closing Date.
     Since 1988, NS Rail has rebodied about 27,000 coal cars, and plans to continue that program. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the corresponding table.
     NS Rail began an orderly disposition of approximately 17,000 freight cars in October 1994. This was completed in 1997, and "Property sales and other transactions" in the 1997 and 1996 Consolidated Statements of Cash Flows includes proceeds from such dispositions.
     For 1999, NS Rail has budgeted approximately $1 billion of capital expenditures, of which $300 million is related to Conrail properties to be operated by Norfolk Southern Railway Company after the Closing Date. Some of the Conrail-related projects may be constructed by Conrail, which would reduce NS Rail's capital spending.
     Approximately $650 million of the total projected spending is for roadway projects, including nearly $400 million for rail and bridge program work. Also included are projects to improve signaling and communications; track improvements, such as installation of second main lines and passing sidings to increase line capacity and upgrade service; and new and expanded intermodal and auto distribution terminals.
     Equipment purchases of almost $390 million include 138 six-axle, high-adhesion locomotives; multi-level automobile racks; high-cubic capacity, 60-foot boxcars for automotive parts; and covered coil cars to handle steel traffic. Also included in equipment spending is $87 million to support ongoing programs to improve equipment utilization, including the coal car rebody program and rebuilding of multi-level automobile racks, high-cubic capacity boxcars, covered hopper cars, and open-top coil cars.
     Capital expenditures are expected to remain at historically high levels, as projects related to the operation of Conrail's routes and assets will continue after the Closing Date.

     Cash used for financing activities decreased 24% in 1998, but increased 48% in 1997. "Advances to NS" account for most of the cash used for financing activities and have increased significantly as a result of NS' requirements (see Note 2 on page 52).


JOINT ACQUISITION OF CONRAIL BY NS

     NS and CSX, through a jointly owned entity, control Conrail (see
Note 2 on page 52). Norfolk Southern Railway Company (NSR) will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999. Selection of that date permits additional programming and testing of information technology and other systems necessary for safe and efficient integration of operations -- matters as to which the parties must give assurances required under the STB's order approving the transaction.
     NSR has negotiated (or has out for ratification) all but two of the labor implementing agreements necessary for closing. Arbitration awards (which set forth the implementing agreement provisions) have been received in the remaining two cases.
     NS Rail plans to implement its own information technology systems on the portion of Conrail's routes and assets NSR will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS Rail's systems. Most of this programming is completed, and testing has begun. Moreover, in the Shared Assets
Areas, many of Conrail's existing systems will continue to be used and, therefore, must be able to work with both NS Rail's and CSXT's systems and be made Year-2000 compliant (see also the discussion on page 38 concerning Conrail's Year-2000 compliance efforts).
     In anticipation of the Closing Date, NS Rail has accumulated resources to enable it to operate its portion of Conrail's routes and assets. This has included maintaining or increasing its work force (particularly hiring and training additional train crews and management employees), acquiring or leasing equipment based on projected requirements, and beginning expansions to its facilities. These actions have resulted in increased operating expenses in 1998, and expenses of this type are anticipated to continue even after the Closing Date.
     The Closing Date marks the point at which NSR actually can begin to operate certain of the assets and routes of Conrail, thereby permitting NS Rail to begin to realize many of the anticipated transaction benefits. Realization of these benefits is dependent upon, among other things: (1) successful integration of NS Rail's portion of Conrail's system into its railroad system; (2) successful operations within the Shared Assets Areas; and (3) successful coordination of NS Rail's (and CSXT's) operations with the Shared Assets Areas' operations. In addition, increased rail competition in the Northeast could affect the extent of benefits realized. A failure by NS Rail or CSXT to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS Rail's financial position, results of operations, or liquidity.


OTHER MATTERS

Year-2000 Compliance
--------------------
     General -- In October 1995, NS Rail initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS Rail has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS Rail's senior management and by the Audit Committee of NS' Board of Directors. The project is organized into three principal areas: mainframe systems, nonmainframe systems, and enterprise systems (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS Rail expects to have all business-critical systems remediated, tested, and implemented by mid-1999.

     State of readiness -- For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages. Systems testing and implementation began in February 1999, and both are expected to be substantially completed in June 1999 but require use of the same resources needed for testing related to the Conrail transaction (see
"Joint Acquisition of Conrail by NS," above).
     For most business-critical nonmainframe and enterprise systems, assessment has been completed. Remediation of some systems has begun, and completion for all business-critical systems is expected by April 1999. Testing and implementation will follow with expected completion for business-critical systems by mid-year 1999.
     NS Rail also has initiated formal communications with third parties having a substantial relationship to its business (including other railroads, significant suppliers, larger customers, and financial institutions) to determine the extent to which NS Rail

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

may be vulnerable to any such third party's failure to achieve Year-2000 compliance. Thus far, NS Rail has no information that indicates that a significant third party may be unable to provide goods or services or to request NS Rail's services because of Year-2000 issues.

     Cost -- NS Rail has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10% of NS Rail's in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through Dec. 31, 1998, which were expensed, are immaterial to NS Rail's results of operations. Total incremental costs are expected to be approximately $25 million.

     Contingency plans -- In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. Rather than adopting contingency plans, NS Rail has established a series of initiatives to focus on business-critical systems to ensure continued operations in the event of a Year-2000 problem. If contingency plans for business-critical systems are warranted, they will be developed as needed.

     Conrail -- As a part of its preparations to integrate its railroad system with a portion of Conrail's system, NS Rail is working with Conrail and CSXT to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to be replaced by NS Rail and CSXT systems within six months after the Closing Date, or by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in June 1999.

     Risks -- Failure to achieve Year-2000 compliance -- by NS Rail, other railroads, its principal suppliers and customers, and certain financial institutions with which it has relationships -- could negatively affect NS Rail's ability to conduct business for an extended period. Unanticipated delays in either the Conrail systems integration effort or the Year-2000 project could adversely affect
NS Rail's ability to complete the other. Management believes that NS Rail will be successful in its Year-2000 compliance effort; however, there can be no assurance that all NS Rail information technology systems and components will be fully Year-2000 compliant. In addition, other companies on which NS Rail systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

     Of NS Rail's total debt outstanding (see Note 8 on page 59), all is fixed-rate debt, except for $348 million of capital leases. A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately
$3 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations, or liquidity.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1998, the average pay rate under these agreements was 6.1%, and the average receive rate was 7.1%. During 1998, the effect of the swaps was to reduce interest expense by $3 million. A portion of the lease obligations is payable in Japanese yen. NS Rail hedged the associated exchange rate risk at the inception of each lease with a yen deposit in Japan sufficient to fund the yen-denominated obligation. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Change and New Accounting Pronouncements
---------------------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on page 51, NS Rail adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits," in 1998.
     During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and AICPA Statement of Position 98-1
(SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," were issued. NS Rail expects to adopt SFAS 133 effective Jan. 1, 2000, and SOP 98-1 effective Jan. 1, 1999. Neither adoption is expected to have a material effect on NS Rail's consolidated financial statements.

Lawsuits
--------
     Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company, all of the common stock of which is owned by NS. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 individuals. Shortly after the trial, the Supreme Court of Louisiana ruled that, under the Louisiana Class Action Statute, the trial court cannot enter a judgment for punitive damages until all compensatory damages have been determined. In view of the number of individual plaintiffs claiming compensatory damages, this process could take years.
     As of Feb. 19, 1999, the trial court had not ruled on motions filed by defendants seeking relief from the jury's verdicts. The trial court has, however, ordered that another case involving 20 plaintiffs

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

be set for trial on March 22, 1999. The defendants are challenging in the Louisiana Supreme Court the trial court's action in setting additional cases for trial prior to a final determination of the validity of the original trial.
     Management will continue to monitor the progress of this litigation, and will, if necessary, pursue appropriate appeals. Management believes that the jury verdicts are both grossly excessive and without factual or legal justification.
     While the final outcome of this matter and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately $4 million in 1998, $21 million in 1997, and $25 million in 1996, and capital expenditures totaled approximately $7 million in 1998 and $6 million in both 1997 and 1996. Operating expenses were substantially lower in 1998 compared with recent years, principally due to a combination of increased recoveries from third parties of amounts paid by NS Rail in prior years for environmental clean-up and remediation, and favorable development experience on identified sites. Operating expenses in 1999 are expected to return to a level more consistent with that experienced prior to 1998. Capital expenditures in 1999 are expected to be somewhat higher than in 1998.
     As of Dec. 31, 1998, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable clean-up and remediation costs based on available information at 132 identified locations. On that date, 15 sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 132 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     At one such site, the EPA alleged in 1995 that AGS and certain other potentially responsible parties (PRP) were responsible for past and future clean-up and monitoring costs at the Bayou Bonfouca NPL Superfund site located in Slidell, La. The EPA indicated that it has expended $140 million at the site and expects to expend still more in connection with its groundwater "pump and treat" program. Because all other solvent PRP had settled or been dismissed, and because of an

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

unfavorable district court ruling in February 1999, NS Rail agreed to settle all claims by the EPA and Louisiana for $13 million, thereby avoiding litigation and possible appeal costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Labor Agreements
----------------
     Approximately 85% of NS Rail's employees are represented by labor unions under collective bargaining agreements with 15 different labor organizations. The agreements currently in force will remain in effect through Dec. 31, 1999, and thereafter until new agreements are reached or the Railway Labor Act's procedures are exhausted.

Inflation
---------
     Generally accepted accounting principles require the use of historical cost in preparing financial statements. This approach disregards the effects of inflation on the replacement cost of property. NS Rail, a capital-intensive company, has most of its capital invested in such assets. The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.  (continued)
          -----------------------------------

Trends
------
  - Federal economic regulation -- Efforts may be made in 1999 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to re-impose or to authorize re-imposing such economic regulation.

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

  - Utility deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant parties. The effects of deregulation on NS Rail and on its customers cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

Forward-Looking Statements
--------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the realization and the timing of benefits expected to result from consummation of the Conrail transaction.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

          The information required by this item is included in
Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," on page 38 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------


            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                        Quarterly Financial Data
                               (Unaudited)

                                   ------------------------------------
                                   March 31  June 30  Sept. 30  Dec. 31
                                   --------  -------  --------  -------
                                ($ in millions, except per share amounts)

     1998
     ----
Railway operating revenues         $1,066    $1,079    $1,048    $1,028
Income from railway operations        251       294       258       240
Net income                            168       206       167       184
Dividends per serial preferred
 share                             $ 0.65    $ 0.65    $ 0.65    $ 0.65

     1997
     ----
Railway operating revenues         $1,046    $1,067    $1,048    $1,062
Income from railway operations        281       321       297       314
Net income                            128       200       206       220
Dividends per serial preferred
 share                             $ 0.65    $ 0.65    $ 0.65    $ 0.65



      Index to Financial Statements:                            Page
      -----------------------------                             ----
      Consolidated Statements of Income
        Years ended December 31, 1998, 1997, and 1996             44

      Consolidated Balance Sheets
        As of December 31, 1998 and 1997                          45

      Consolidated Statements of Cash Flows
        Years ended December 31, 1998, 1997, and 1996             47

      Consolidated Statements of Changes in
        Stockholders' Equity
        Years ended December 31, 1998, 1997, and 1996             49

      Notes to Consolidated Financial Statements                  50

      Independent Auditors' Report                                69


     The Index to Consolidated Financial Statement Schedule appears in Item 14 on page 72.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                    Consolidated Statements of Income

                                         Years ended December 31,
                                         1998      1997      1996
                                         ----      ----      ----
                                             ($ in millions)

RAILWAY OPERATING REVENUES             $ 4,221   $ 4,223   $ 4,101

RAILWAY OPERATING EXPENSES:
 Compensation and benefits               1,492     1,405     1,400
 Materials, services, and rents            808       690       629
 Depreciation                              434       416       403
 Diesel fuel                               174       227       233
 Casualties and other claims                95       123       123
 Other                                     175       149       148
                                       -------   -------   -------
      Railway operating expenses         3,178     3,010     2,936
                                       -------   -------   -------

      Income from railway operations     1,043     1,213     1,165

Charge for credit facility costs
 (Note 2)                                   --       (77)       --
Other income - net (Note 3)                 90        28        39
Interest expense on debt (Note 6)          (25)      (30)      (34)
                                       -------   -------   -------
      Income before income taxes         1,108     1,134     1,170

Provision for income taxes (Note 4)        383       380       401
                                       -------   -------   -------
      NET INCOME                       $   725   $   754   $   769
                                       =======   =======   =======




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                       Consolidated Balance Sheets

                                                   As of December 31,
                                                     1998      1997
                                                     ----      ----
                                                     ($ in millions)
ASSETS
Current assets:
 Cash and cash equivalents                        $    --     $     7
 Short-term investments (Note 14)                      44         120
 Accounts receivable net of allowance for
  doubtful accounts of $4 million and
  $3 million, respectively                            508         539
 Materials and supplies                                59          58
 Deferred income taxes (Note 4)                       110         100
 Other current assets                                 130         117
                                                  -------     -------
      Total current assets                            851         941

Due from NS - net (Note 2)                             43         447
Investments (Notes 5 and 14)                          990         930
Properties less accumulated depreciation
 (Note 6)                                           9,985       9,447
Other assets                                          148          62
                                                  -------     -------
      TOTAL ASSETS                                $12,017     $11,827
                                                  =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable (Note 7)                        $   577     $   586
 Income and other taxes                               139         149
 Other current liabilities (Note 7)                    73          98
 Current maturities of long-term debt
  (Note 8)                                            141          59
 Short-term debt (Note 8)                              --          27
                                                  -------     -------
      Total current liabilities                       930         919

Long-term debt (Note 8)                               619         547
Other liabilities (Note 10)                           909         846
Minority interests                                      2           2

Deferred income taxes (Note 4)                      3,420       3,121
                                                  -------     -------
      TOTAL LIABILITIES                             5,880       5,435
                                                  -------     -------
                                                           (continued)

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                       Consolidated Balance Sheets
                               (continued)

                                                      As of December 31,
                                                      1998         1997
                                                      ----         ----
                                                      ($ in millions)
Stockholders' equity:
 Serial preferred stock (Note 11)                        55          55
 Common stock (Note 11)                                 167         167
 Additional paid-in capital                             548         525
 Accumulated other comprehensive income
  (Note 12)                                             414         414
 Retained income                                      4,953       5,231
                                                    -------     -------
      TOTAL STOCKHOLDERS' EQUITY                      6,137       6,392
                                                    -------     -------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                       $12,017     $11,827
                                                    =======     =======




See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                  Consolidated Statements of Cash Flows

                                               Years ended December 31,
                                             1998      1997      1996
                                             ----      ----      ----
                                                 ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  725    $  754    $  769
 Reconciliation of net income to net
  cash provided by operating activities:
   Depreciation                                 435       417       404
   Deferred income taxes                        100        70        89
   Charge for credit facility costs              --        77        --
   Nonoperating gains on properties
   and investments                              (31)       (9)      (26)
   Changes in assets and liabilities
     affecting operations:
      Accounts receivable                        31       (23)       (4)
      Materials and supplies                     (1)        3        (1)
      Other current assets                      (15)       (8)      (13)
      Income tax liabilities                    208       180        15
      Other short-term liabilities              (11)       (1)      (20)
      Other - net                               (54)      (43)       (7)
                                             ------    ------    ------
        Net cash provided by
         operating activities                 1,387     1,417     1,206

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                            (898)     (838)     (646)
 Property sales and other transactions           54        54        96
 Investments, including short-term              (97)     (175)     (192)
 Investment sales and other transactions        143       165       190
                                             ------    ------    ------
        Net cash used for investing
         activities                            (798)     (794)     (552)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 2)                              (3)       (3)     (289)
 Credit facility costs paid (Note 2)             --       (72)       (5)
 Advances to NS (Note 2)                       (603)     (760)     (302)
 Advances and repayments from NS
  (Note 2)                                        6       101       140
 Proceeds from long-term borrowings              67         2        10
 Long-term debt repayments                      (63)      (56)      (85)
                                             ------    ------    ------
        Net cash used for financing
         activities                            (596)     (788)     (531)
                                             ------    ------    ------
        Net increase (decrease)
         in cash and cash
         equivalents                             (7)     (165)      123

CASH AND CASH EQUIVALENTS:
 At beginning of year                             7       172        49
                                             ------    ------    ------
 At end of year                              $   --    $    7    $  172
                                             ======    ======    ======

                                                             (continued)

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

                  Consolidated Statements of Cash Flows
                               (continued)

                                               Years ended December 31,
                                             1998      1997      1996
                                             ----      ----      ----
                                                 ($ in millions)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash paid during the year for:
  Interest (net of amounts
   capitalized)                              $  61     $  60     $  67
  Income taxes                               $  74     $ 169     $ 297



See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)

       Consolidated Statements of Changes in Stockholders' Equity

                                                  Accumu-
                                                  lated
                                         Addi-    Other
                      Serial             tional   Compre-
                      Preferred  Common  Paid-In  hensive   Retained
                      Stock      Stock   Capital  Income     Income   Total
                      --------   ------  -------  --------  --------  -----
                                        ($ in millions)

BALANCE DECEMBER 31,
 1995                 $   55    $  167   $  525    $  337    $4,561   $5,645
Comprehensive
 income - 1996
  Net income                                                    769      769
  Other comprehen-
   sive income
   (Note 12)                                           61                 61
                                                                      ------
      Total compre-
       hensive income                                                    830
Serial preferred stock,
 $2.60 per share cash
 dividend                                                        (3)      (3)
Common stock, $17.14
 per share cash
 dividend                                                      (286)    (286)
Noncash dividends on
 common stock (Note 2)                                         (414)    (414)
                      ------    ------   ------    ------    ------   ------
BALANCE DECEMBER 31,
 1996                     55       167      525       398     4,627    5,772
Comprehensive
 income - 1997
  Net income                                                    754      754
  Other comprehensive
   income (Note 12)                                    16                 16
                                                                      ------
      Total compre-
       hensive income                                                    770
Serial preferred stock,
 $2.60  per share
 cash dividend                                                   (3)      (3)
Noncash dividends on
 common stock (Note 2)                                         (147)    (147)
                      ------    ------   ------    ------    ------   ------
BALANCE DECEMBER 31,
 1997                     55       167      525       414     5,231    6,392
Comprehensive
 income - 1998
  Net income                                                    725      725
  Other comprehensive
   income (Note 12)                                    --                 --
                                                                      ------
      Total compre-
       hensive income                                                    725
Serial preferred stock,
 $2.60 per share cash
 dividend                                                        (3)      (3)
Noncash dividends on
 common stock (Note 2)                                       (1,000)  (1,000)
Capital contribution
   (Note 2)                                  23                           23
                      ------    ------   ------    ------    ------   ------
BALANCE DECEMBER 31,
 1998                 $   55    $  167   $  548    $  414    $4,953   $6,137
                      ======    ======   ======    ======    ======   ======

See accompanying notes to consolidated financial statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements

The following notes are an integral part of the consolidated financial statements.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the transportation of freight by rail, currently operating approximately 14,400 route miles, primarily in the Southeast and Midwest. After the Closing Date (see Note 2), operations will extend into the Northeast. The consolidated financial statements include Norfolk Southern Railway Company and its majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     NS Rail transports raw materials, intermediate products, and finished goods classified in the following market groups: coal; paper, clay, and forest products; chemicals; automotive; agriculture, consumer products, and government; metals and construction; and intermodal. Except for coal, all groups are approximately equal in size based on revenues; coal accounts for about 30% of total railway operating revenues. Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States.

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading," or "available-for-sale." On Dec. 31, 1998 and 1997, all "Short-term investments," consisting primarily of United States government and federal agency securities and all marketable equity securities consisting principally of NS Common Stock, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated Other Comprehensive Income" (see Note 12).

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

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. The effect of this method is to depreciate these assets over 42 years on average. Other properties are depreciated generally using the straight-line method over estimated service lives at annual rates that range from 1% to 17%. In 1998, the overall depreciation rate averaged 2.8% for roadway and 4.0% for equipment. NS Rail capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other Income - Net" (see Note 3).
     NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS Rail does not engage in the trading of derivatives. NS Rail has entered into a limited number of derivative agreements to hedge interest rate exposures on certain components of its debt portfolio. All of these derivative instruments are designated as hedges, have high correlation with the underlying exposure, and are highly effective in offsetting underlying price movements. Accordingly, payments made or received under interest rate swap agreements are recorded in the income statement with the corresponding interest expense.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 1998, NS Rail adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). This statement requires presentation of comprehensive income (net income plus all other changes to net assets from nonowner sources) and its components in the financial statements. NS Rail presents comprehensive income in its Consolidated Statements of Changes in Stockholders' Equity and has reclassified prior years' amounts to conform to the new presentation. Adoption of SFAS 130 had no impact on total stockholders' equity or net income (see Note 12).
     NS Rail adopted Statement of Financial Accounting Standards
No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Postretirement Benefits," in its 1998 Annual Report. SFAS 132 revises disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of liabilities associated with such plans (see Note 13).

Reclassifications
-----------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 1998 presentation.

------    -------------------------------------------

2.   RELATED PARTIES

General
-------
     Norfolk Southern Corporation (NS) is the parent holding company of NSR. The costs of functions performed by NS are charged to NS Rail. In addition, effective Nov. 1, 1998, NS charges NS Rail a revenue-based licensing fee (which totaled $10 million) for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.

Joint Acquisition of Conrail by NS
----------------------------------
     Background and Overview -- On April 8, 1997, NS and CSX Corporation (CSX) agreed jointly to acquire Conrail Inc. (Conrail), the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast.
     On May 23, 1997, NS and CSX, through a jointly owned entity, completed the acquisition of tendered Conrail stock which they placed in a voting trust pending the issuance and effectiveness of the Surface Transportation Board's (STB) written decision approving their joint application to control Conrail. NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.
     On June 17, 1997, NS and CSX executed the Transaction Agreement, dated as of June 10, 1997, which generally outlined the methods of governing and operating Conrail and its subsidiaries when they became subject to NS' and CSX's joint control.
     On Aug. 22, 1998, the STB's written decision approving the control application became effective (the "Control Date"). As a result, NS and CSX: (1) dissolved the voting trust; and (2) are authorized, among other things, to implement the transactions contemplated in the Transaction Agreement. A new Conrail Board of Directors was elected which consists of an equal number of NS-appointed and CSX-appointed directors.
     It is expected that Conrail's operations will continue substantially unchanged until NSR and CSX Transportation, Inc. (CSXT) commence operating the respective Conrail properties that will be leased to them, an event that NS and CSX have agreed will occur on June 1, 1999 (the "Closing Date"). A failure by NSR or CSXT to integrate successfully their respective portions of Conrail, including information technology systems, could have a substantial impact on NS Rail's financial position, results of operations, and liquidity.
     After the Closing Date, NSR and CSXT will provide substantially all rail freight services on Conrail's route system, perform or be responsible for performance of most services incident to customer freight contracts, and employ the majority of Conrail's work force.
     Until the Closing Date, NS Rail will continue to have transactions in the normal course of business with Conrail's railroad subsidiary.

The Transaction Agreement and Operating Agreements
--------------------------------------------------
     The Transaction Agreement provides, among other things, that after the Closing Date, NSR and CSXT will: (1) separately operate, pursuant to operating and lease agreements with two limited liability companies (Pennsylvania Lines LLC [PRR] and New York Central Lines LLC [NYC]) that will be wholly owned by Conrail, portions of the routes and assets now owned and operated by Conrail (the "Allocated Assets"); and (2) have joint and exclusive access to other Conrail properties that will continue to be owned and operated by Conrail (the "Shared Assets Areas"). Conrail will continue to provide certain system support operations for the benefit of itself, NSR, and CSXT. All pre-existing Conrail obligations, including environmental liabilities, will remain obligations of Conrail (or, in some cases, of PRR or NYC).

------    -------------------------------------------

2.   RELATED PARTIES (continued)

     The Operating Agreement between NSR and PRR, which governs all nonequipment assets to be used by NSR, will have an initial 25-year term, renewable at the option of NSR for two 10-year terms; payments under that agreement will be fair market rental values that are subject to adjustment every six years to reflect changes in such values. NSR also will lease from PRR a number of equipment assets at fair market rentals. NSR's payments to PRR under the Operating Agreement and equipment lease agreements will be significant in amount. In addition, all costs necessary to operate the PRR assets will be borne by NSR.
     CSXT will enter into an Operating Agreement and lease agreements with NYC that contain terms and conditions identical to those in the comparable agreements between NSR and PRR, and it will bear all costs necessary to operate the NYC assets.
     NSR also will pay a portion of the costs (CSXT will pay the remainder) to operate over the Shared Assets Areas, which will be based on fair value and percentage usage.
     Many employees of Conrail will be employed by NS or NSR, and, in some cases, relocated at NS' or NSR's cost. Some Conrail employees not hired by either NSR or CSXT will remain at Conrail and perform services in the Shared Assets Areas or carry out general corporate functions. Other Conrail employees were or will be separated from service, after a transition period, and will be entitled to contractual or STB-imposed severance benefits. The Transaction Agreement provides that: (1) separation costs related to Conrail's nonunion employees are to be borne by Conrail; and (2) separation costs related to Conrail's union employees are to be borne primarily by either NSR or CSXT.
     NS will direct the appointment of the directors of PRR, and CSX will direct the appointment of the directors of NYC. It is expected that the directors of PRR and NYC will have control over the daily operations of these companies, but certain key decisions, including all modifications and changes to either Operating Agreement, must be made by the Conrail board. By virtue of their indirect ownership of Conrail, NS and CSX will each have an indirect economic interest of 58% and 42%, respectively, in both PRR and NYC.

Integration Expenses and Other Costs
------------------------------------
     Results for 1998 included Conrail-related integration costs, which are included in railway operating expenses. Results for 1997 included a first-quarter pretax charge of $77 million for credit facility costs incurred in conjunction with certain now-terminated commitments to provide financing for NS' then-proposed acquisition of all Conrail stock.
     NS' $6.2 billion investment in Conrail includes $165 million ($101 million after taxes) of costs that are expected to be borne by NS Rail. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction; and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; however, certain contractual obligations by their terms will be paid out over a longer period. These costs are based on preliminary estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These liability estimates may be modified as more information becomes available, as Management's integration plans evolve, and as labor implementing agreements are negotiated. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, final cost amounts could differ from the original estimate; however, any such differences are not now expected to be material. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities will be charged to operating expense.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

Intercompany Accounts
---------------------

                                         December 31,
                                   1998                  1997
                                   ----                  ----
                                       Average               Average
                                       Interest              Interest
          ($ in millions)    Balance   Rate        Balance   Rate
          ---------------    -------   --------    -------   --------
          Due from NS:
            Advances          $354       5%         $752       5%
          Due to NS:
            Notes              311       7%          305       7%
                              ----                  ----
               Due (to)
                from NS
                - net         $ 43                  $447
                              ====                  ====

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. "Interest income" includes interest on amounts due from NS of $48 million in 1998, $15 million in 1997, and $14 million in 1996.
     "Other interest expense" includes interest on amounts due to NS of $23 million in 1998, $17 million in 1997, and $14 million in 1996.

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $633 million at Dec. 31, 1998, and $443 million at Dec. 31, 1997.

Noncash Dividends
-----------------
     NSR declared and issued to NS noncash dividends of $1.0 billion in 1998, $147 million in 1997, and $414 million in 1996, which were settled by reduction of NSR's interest-bearing advances due from NS.
     Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Capital Contribution
--------------------
     In 1998, NS Rail recognized a capital contribution for benefits it received related to tax credits generated by a nonrail subsidiary of NS.

Cash Required for NS Debt and NS Stock Purchase Program
-------------------------------------------------------
     To finance the cost of the Conrail transaction, NS issued and sold commercial paper and $4.3 billion of unsecured notes. A significant portion of the funding for the interest and repayments on this and other NS debt is expected to be provided by NS Rail.
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement and certain restrictions on issuance of further debt. As a major NS subsidiary, NS Rail is subject to certain of those covenants.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

     Since 1987, the NS Board of Directors has authorized the purchase and retirement of up to 285 million shares of NS Common Stock. Since the first purchases in December 1987 and through Oct. 22, 1996, NS had purchased and retired 205.6 million shares of its Common Stock under these programs at a cost of $3.2 billion.
     On Oct. 23, 1996, NS announced that the stock purchase program had been suspended. Future purchase decisions are dependent on the economy, cash needs, and alternative investment opportunities. As in the past, a significant portion of the funding for any future NS Common Stock purchases, either in the form of direct cash or cash used for debt service, is expected to be provided by NS Rail.


3.   OTHER INCOME - NET

          ($ in millions)            1998         1997        1996
          ---------------            ----         ----        ----
          Interest income
           (Note 2)                  $ 58         $31         $ 30
          Rental income                24          22           18
          Gains from sales of
           properties and
           investments                 31           9           26
          Dividends from NS            17          17           16
          Corporate-owned life
           insurance - net             11           7            6
          Other interest expense
           (Note 2)                   (45)        (45)         (44)
          Taxes on nonoperating
           property                    (2)         (2)          (4)
          Other - net                  (4)        (11)          (9)
                                     ----        ----         ----
             Total                   $ 90        $ 28         $ 39
                                     ====        ====         ====

4.   INCOME TAXES

Provision for Income Taxes
--------------------------

          ($ in millions)            1998         1997        1996
          ---------------            ----         ----        ----
          Current:
            Federal                  $269         $279        $278
            State                      14           31          34
                                     ----         ----        ----
             Total current taxes      283          310         312
                                     ----         ----        ----
          Deferred:
            Federal                    87           75          73
            State                      13           (5)         16
                                     ----         ----        ----
             Total deferred taxes     100           70          89
                                     ----         ----        ----
             Provision for income
              taxes                  $383         $380        $401
                                     ====         ====        ====

------    -------------------------------------------

4.   INCOME TAXES (continued)

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                  1998           1997           1996
                                  ----           ----           ----
          ($ in millions)      Amount  %      Amount  %      Amount  %
          ---------------      ------ ---     ------ ---     ------ ---
          Federal income tax
           at statutory rate   $ 388  35      $ 397  35      $ 410  35
          State income  taxes,
           net of federal tax
           benefit                18   2         17   2         33   2
          Corporate-owned
           life insurance        (12) (1)       (10) (1)       (16) (1)
          Other - net            (11) (1)       (24) (2)       (26) (2)
                               -----  --      -----  --      -----  --
               Provision for
                income taxes   $ 383  35      $ 380  34      $ 401  34
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

Tax Benefit Leases
------------------
     In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a predecessor of NSR purchased from a third party pursuant to a safe harbor lease agreement in 1981. The Tax Court finalized this decision in February 1997, and all avenues of appeal have been exhausted. NS Rail has requested payment and filed suit to collect from the third party in accordance with indemnification provisions of the lease agreement, and Management believes that this receivable will be collected.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

4.   INCOME TAXES (continued)

                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Deferred tax assets:
            Reserves, including casualty
             and other claims          $   158        $   143
            Employee benefits              124            130
            Retiree health and death
             benefit obligation            126            132
            Taxes, including state
             and property                  157            159
            Other                           --              1
                                       -------        -------
               Deferred tax assets         565            565
                                       -------        -------
          Deferred tax liabilities:
            Property                    (2,975)        (2,883)
            Unrealized holding gains      (237)          (229)
            Other                          (30)           (31)
                                       -------        -------
               Deferred tax
                liabilities             (3,242)        (3,143)
          Intercompany federal
           tax payable - net              (633)          (443)
                                       -------        -------
               Net deferred tax
                liability               (3,310)        (3,021)
               Net current deferred
                tax assets                 110            100
                                       -------        -------
               Net long-term deferred
                tax liability          $(3,420)       $(3,121)
                                       =======        =======

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1994. The consolidated federal income tax returns for 1995 and 1996 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.


5.   INVESTMENTS

                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Marketable equity
            securities at
            fair value (Note 14)        $   687        $   664
          Corporate-owned life
            insurance at net cash
            surrender value                 282            249
          Other                              21             17
                                        -------        -------
               Total                    $   990        $   930
                                        =======        =======

------    -------------------------------------------

6.   PROPERTIES

                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Railway property:
            Road                       $ 9,228        $ 8,819
            Equipment                    5,117          4,832
          Other property                    77             77
                                       -------        -------
                                        14,422         13,728
          Less: Accumulated
            depreciation                 4,437          4,281
                                       -------        -------
               Net properties          $ 9,985        $ 9,447
                                       =======        =======

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1998, 1997, and 1996 was $46 million, $47 million, and $46 million, respectively, of which $21 million, $17 million, and $12 million was capitalized.


7.   CURRENT LIABILITIES

                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Accounts payable:
            Accounts and wages
              payable                   $  260         $  245
            Casualty and other
              claims                       143            171
            Vacation liability              80             80
            Equipment rents
              payable - net                 72             67
            Other                           22             23
                                        ------         ------
               Total                    $  577         $  586
                                        ======         ======
          Other current liabilities:
            Liabilities for
             forwarded traffic          $   27         $   31
            Retiree health and
             death benefit
             obligation (Note 13)           24             23
            Interest payable                13             35
            Other                            9              9
                                        ------         ------
               Total                    $   73         $   98
                                        ======         ======

------    -------------------------------------------

8.   DEBT

Long-Term Debt
--------------

                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Equipment obligations at
            an average rate of
            7.4% maturing to 2013       $   377        $   353
          Capitalized leases at an
            average rate of 6.1%
            maturing to 2015                349            246
          Other debt at an average
            rate of 5.4% maturing
            to 2015                          34              7
                                        -------        -------
                Total long-term debt        760            606
                                        -------        -------
                Less: Current
                  maturities                141             59
                                        -------        -------
                Long-term debt
                  less current
                  maturities            $   619        $   547
                                        =======        =======

          Long-term debt matures
            as follows:
              2000                      $    72
              2001                           67
              2002                           63
              2003                           65
              2004 and subsequent
                years                       352
                                        -------
               Total                    $   619
                                        =======

     The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Capital Lease Obligations
-------------------------
     During 1998, 1997, and 1996, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998, $64 million in 1997, and $108 million in 1996, were reflected in the Consolidated Balance Sheets as debt, and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows. The lease obligations carry an average stated interest rate of 6.5% for those entered into in 1998, 7.0% for those entered into in 1997, and 6.5% for those entered into in 1996. All were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on these obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1998, the average interest rate on these locomotive leases was 6.1%. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

------    -------------------------------------------

8.   DEBT (continued)

Short-Term Debt
---------------
     Short-term debt at Dec. 31, 1997, consists of $27 million of notes assumed in connection with the 1990 acquisition of a coal terminal facility. NS Rail remarketed these bonds in 1998, and they are now classified as long-term debt.


9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road, and other property. Future minimum lease payments are as follows
(these amounts do not include payments under the Operating Agreement and lease agreements with PRR -- see Note 2).

                                        Operating      Capital
          ($ in millions)               Leases         Leases
          ---------------               ---------      --------
          1999                          $   76         $   47
          2000                              69             47
          2001                              44             47
          2002                              37             47
          2003                              36             46
          2004 and subsequent years        605            232
                                        ------         ------
               Total                    $  867            466
                                        ======

          Less imputed interest on
           capital leases at an
           average rate of 7.1%                           117
                                                       ------
          Present value of minimum
           lease payments included
           in debt                                     $  349
                                                       ======

Operating Lease Expense
-----------------------

          ($ in millions)     1998      1997      1996
          ---------------     ----      ----      ----
          Minimum rents       $ 75      $ 68      $ 65
          Contingent rents      40        43        38
                              -----     -----     -----
               Total          $115      $111      $103
                              =====     =====     =====

------    -------------------------------------------

10.  OTHER LIABILITIES
                                             December 31,
          ($ in millions)                1998           1997
          ---------------                ----           ----
          Casualty and other claims     $  271         $  252
          Retiree health and death
           benefit obligation
           (Note 13)                       264            277
          Pension benefit liability
           (Note 13)                        72             57
          Other                            302            260
                                        ------         ------
               Total                    $  909         $  846
                                        ======         ======


11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, dividends, and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 1998 and 1997, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A
(Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.
     In June 1989, NS announced its intention to purchase up to 250,000 shares of the outstanding Series A Stock during the subsequent two-year period. Subsequently, NS extended the stock purchase program through 1996. NS had purchased 176,608 shares at a total cost of approximately $6.7 million as of Dec. 31, 1996. NS purchased the shares in regular brokerage transactions on the open market at prevailing prices. At year-end 1998 and 1997, NS held 176,703 shares.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 1998 and 1997.

------    -------------------------------------------

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     "Accumulated other comprehensive income" reported in "Stockholders' equity" included unrealized gains, net of taxes, on securities of $428 million at Dec. 31, 1998, $414 million at Dec. 31,
1997, and $398 million at Dec. 31, 1996, and minimum pension liability of $14 million at Dec. 31, 1998. "Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

          ($ in millions)                1998       1997       1996
          ---------------                ----       ----       ----
          Unrealized gains on
           securities                   $  22      $  25      $  62
          Minimum pension liability       (23)        --         --
          Income taxes                      1         (9)        (1)
                                        -----      -----      -----
               Other comprehensive
                income                  $  --      $  16      $  61
                                        =====      =====      =====

     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of $2 million in 1998, and less than $1 million in 1997 and 1996.


13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     NS Rail provides defined pension benefits, principally for salaried employees, through participation in NS' funded and unfunded retirement plans. NS Rail also provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments, and, in some cases, coverage provided under other group insurance policies. The following data relate to the combined NS plans:

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

                                     Pension Benefits    Other Benefits
          ($ in millions)             1998      1997     1998      1997
          ---------------             ----      ----     ----      ----
          CHANGE IN BENEFIT
           OBLIGATIONS
          Benefit obligation at
           beginning of year         $  956    $  892    $  360    $  329
          Service cost                   13        11        10         9
          Interest cost                  67        66        24        25
          Amendment                      40        --        --        --
          Actuarial (gains) losses       61        62        (9)       18
          Benefits paid                 (74)      (75)      (23)      (21)
                                     ------    ------    ------    ------
            Benefit obligation at
             end of year              1,063       956       362       360
                                     ------    ------    ------    ------
          CHANGE IN PLAN ASSETS
          Fair value of plan
           assets at beginning
           of year                    1,360     1,158       111        86
          Actual return on plan
           assets                       253       273        28        25
          Employer contribution           5         4        23        21
          Benefits paid                 (74)      (75)      (23)      (21)
                                     ------    ------    ------    ------
            Fair value of plan
             assets at end of
             year                     1,544     1,360       139       111
                                     ------    ------    ------    ------
               Funded status            481       404      (223)     (249)

          Unrecognized initial net
           asset                        (16)      (23)       --        --
          Unrecognized (gain)
           loss                        (517)     (442)      (57)      (30)
          Unrecognized prior
           service cost (benefit)        44         4       (12)      (25)
                                     ------    ------    ------    ------
            Net amount recognized    $   (8)   $  (57)   $ (292)   $ (304)
                                     ======    ======    ======    ======
          Amounts recognized in
           the Consolidated
           Balance Sheets
           consist of:
            Prepaid benefit cost     $   41    $   --    $   --    $   --
            Accrued benefit
             liability                  (72)      (57)     (292)     (304)
            Accumulated other
             comprehensive income        23        --        --        --
                                     ------    ------    ------    ------
            Net amount recognized    $   (8)   $  (57)   $ (292)   $ (304)
                                     ======    ======    ======    ======

     Of the pension plans included above, the nonqualified pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $72 million at Dec. 31, 1998, and $62 million at Dec. 31, 1997. These plans' projected benefit obligations were $77 million at Dec. 31, 1998, and $66 million at Dec. 31, 1997. Because of the nature of such plans, there are no plan assets in the nonqualified plans.

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     After the Closing Date, when Conrail employees are hired by NS, should any pension obligation be assumed by NS that was earned under the Conrail plan, such obligation will be transferred to the NS plans, along with pension assets.
     NS amended its qualified pension plans, effective after the Closing Date, to conform certain provisions of its plan with the Conrail plan and to provide prior service credit to Conrail employees for benefits under the NS plan. The amendment, as it relates to NS employees, increased the pension benefit obligation at Dec. 31, 1998, by $40 million. The amendment, as it will relate to former Conrail employees hired by NS, will result in a further increase to the pension benefit obligation.

     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year-end. A summary of the major assumptions follows:

                                      1998      1997      1996
                                      ----      ----      ----
          Funded status:
             Discount rate            6.75%     7.25%     7.75%
             Future salary
               increases                 5%     5.25%     5.25%
          Pension cost:
             Discount rate            7.25%     7.75%     7.25%
             Return on assets
               in plans                  9%        9%        9%
             Future salary
               increases              5.25%     5.25%        6%

     Pension and Other Postretirement Benefit Costs
     ----------------------------------------------

          ($ in millions)             1998      1997      1996
          ---------------             ----      ----      ----
          PENSION BENEFITS
          Service cost                $  13     $  11     $  12
          Interest cost                  67        66        67
          Expected return on plan
           assets                      (106)      (90)      (83)
          Amortization of prior
           service cost                   1         1         1
          Amortization of initial
           net asset                     (7)       (6)       (7)
          Recognized net actuarial
           (gain) loss                  (12)       (7)        2
                                      -----     -----     -----
               Net cost (benefit)     $ (44)    $ (25)    $  (8)
                                      =====     =====     =====

          OTHER POSTRETIREMENT
           BENEFITS
          Service cost                $  10     $   9     $  10
          Interest cost                  24        25        24
          Expected return on
           plan assets                   (9)       (7)       (6)
          Amortization of prior
           service cost                 (12)      (12)      (12)
          Recognized net actuarial
           (gain) loss                   (2)       --        --
                                      -----     -----     -----
               Net cost               $  11     $  15     $  16
                                      =====     =====     =====

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 8.0% for 1999 and 9.8% for 1998. The rate was assumed to decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in assumed health care cost trend would have the following effects:

                                              One percentage point
          ($ in millions)                     Increase    Decrease
          ---------------                     --------    --------
          Increase (decrease) in:
             Total service and interest
               cost components                  $  4        $ (3)
             Postretirement benefit
               obligation                       $ 28        $(24)

     Under collective bargaining agreements, NS Rail participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $5 million in 1998 and $4 million in each of 1997 and 1996.

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. NS Rail's expenses under these plans were $10 million in 1998, $9 million in 1997, and $8 million in 1996.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values of other financial instruments, excluding investments accounted for under the equity method in accordance with APB No. 18, consisted of the following at December 31:

                                     1998                 1997
                                     ----                 ----
                               Carrying  Fair      Carrying  Fair
          ($ in millions)      Amount    Value     Amount    Value
          ---------------      --------  -----     --------  -----
          Investments          $ 777     $ 782      $ 832    $ 837
          Long-term debt         760       779        606      628
          Interest rate
           swaps                  --        20         --       10

     Quoted market prices were used to determine the fair value of marketable securities, all of which were classified as "available-for-sale." Underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating, and remaining maturity. The fair value of interest rate swaps were estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.

------    -------------------------------------------

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $666 million on Dec. 31, 1998, and $643 million on Dec. 31, 1997. Sales of "available-for-sale" securities were immaterial for years ended Dec. 31, 1998 and 1997.


15.  MERGER OF NORFOLK AND WESTERN RAILWAY

     Effective Sept. 1, 1998, Norfolk and Western Railway Company ("N&W") was merged with and into its parent Norfolk Southern Railway Company. Pursuant to the terms of the related Agreement and Plan of Merger, Norfolk Southern Railway Company is the surviving company and formally succeeded to all N&W's assets and liabilities, including its obligations in respect of the following debt securities registered pursuant to Section 12(b) of the Securities Exchange Act (the "N&W Debt Securities"): (1) $1,754,900.00 of 4.85% Subordinated Income Debentures of N&W due November 15, 2015; and (2) $4,466,000.00 of 6% Subordinated Income Debentures of The Virginian Railway Company due August 1, 2008.
     The N&W Debt Securities continue to be listed on the New York
Stock Exchange.


16.  COMMITMENTS AND CONTINGENCIES

Lawsuits
--------
     NSR and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of clean-up costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 1998, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $56 million (of which $12 million is accounted for as a current liability), which is NS Rail's estimate of the probable clean-up and remediation costs based on available information at 132 identified locations. On that date, 15 sites accounted for $23 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 132 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for clean-up costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available clean-up techniques, the likely development of new clean-up technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present, and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations, or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

Change-in-Control Arrangements
------------------------------
     NS has compensation agreements with officers and certain key employees that become operative only upon a change in control -- as defined in those agreements -- of that corporation. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Debt Guarantees
---------------
     As of Dec. 31, 1998, NS Rail and certain of its subsidiaries are contingently liable as guarantors with respect to $113 million of indebtedness of related entities.

------    -------------------------------------------

16.  COMMITMENTS AND CONTINGENCIES (continued)

Year-2000 Compliance
--------------------
     NS Rail has under way a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS Rail has also initiated formal communications with third parties having a substantial relationship to its business, including other railroads, significant suppliers, larger customers, and financial institutions, to determine the extent to which NS Rail may be vulnerable to such third parties' failures to achieve Year-2000 compliance.
     Failure to achieve Year-2000 compliance -- by NS Rail, or by any such third party, including Conrail and CSXT -- could negatively affect NS Rail's ability to conduct business for an extended period. There can be no assurance that all NS Rail information technology systems and components will be fully Year-2000 compliant; in addition, other companies on which NS Rail's systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

                      INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Norfolk Southern Railway Company:

We have audited the consolidated financial statements of Norfolk Southern Railway Company and subsidiaries as listed in the index in
Item 8. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule listed in Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.




/s/ KPMG LLP

Norfolk, Virginia
January 26, 1999

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 15, 1999, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 25, 1999, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof under "Executive Officers of the Registrant."

                                 PART IV


Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K.
          --------

(a)       The following documents are filed as part of this report:


     1.   Index to Consolidated Financial Statements:           Page
          ------------------------------------------            ----
          Consolidated Statements of Income
            Years ended December 31, 1998, 1997, and 1996         44

          Consolidated Balance Sheets
            As of December 31, 1998, and 1997                     45

          Consolidated Statements of Cash Flows
            Years ended December 31, 1998, 1997, and 1996         47

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1998, 1997, and 1996         49

          Notes to Consolidated Financial Statements              50

          Independent Auditors' Report                            69

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule    Page
          --------------------------------------------------    ----
          Schedule II - Valuation and Qualifying Accounts         77

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

     3.   Exhibits

Exhibit
Number                   Description
-------   ------------------------------------------------------
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

Item l4.  Exhibits, Financial Statement Schedule, and Reports on
-------   ------------------------------------------------------
          Form 8-K. (continued)
          --------

Exhibit
Number                   Description
-------   ------------------------------------------------------
  21      Subsidiaries of the Registrant

  27      Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended December 31, 1998.

(c)       Exhibits

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(d)       Financial Statement Schedules

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


                               SIGNATURES
                               ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 1999.


                            NORFOLK SOUTHERN RAILWAY COMPANY


                         By /s/ David R. Goode
                            -----------------------------------------
                            (David R. Goode, President and
                               Chief Executive Officer)



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of March, 1999, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

Signature                           Title
---------                           -----


/s/ David R. Goode
--------------------------          President and Chief Executive
(David R. Goode)                        Officer and Director
                                    (Principal Executive Officer)


/s/ John P. Rathbone
--------------------------          Vice President and Controller
(John P. Rathbone)                  (Principal Accounting Officer)


/s/ Henry C. Wolf
--------------------------          Vice President
(Henry C. Wolf)                         and Chief Financial Officer
                                        and Director
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


/s/ L. I. Prillaman
--------------------------          Director
(L. I. Prillaman)


/s/ Stephen C. Tobias
--------------------------          Director
(Stephen C. Tobias)

                                                         Schedule II
                                                         Page 1 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------

                    Valuation and Qualifying Accounts
              Years Ended December 31, 1996, 1997 and 1998
                        (In millions of dollars)

                                   Additions charged to
                                   --------------------
                         Begin                         Ending
                         ning      Other               Deduc-
                         Balance   Expenses  Accounts  tions     Balance
                         -------   --------  --------  ------    -------

Year ended December 31,
----------------------
 1996
 ----

Valuation allowance
 (included net in
 deferred tax liabil-
 ity) for deferred
 tax assets              $   1     $  --     $  --     $  --     $   1
Casualty and other
 claims included in
 other liabilities       $ 257     $ 115     $   4(1)  $ 129(2)  $ 247
Current portion of
 casualty and other
 claims included
 in accounts payable     $ 164     $  16     $ 154(1)  $ 169(3)  $ 165

Year ended December 31,
----------------------
 1997
 ----

Valuation allowance
 (included net in
 deferred tax liabil-
 ity) for deferred
 tax assets              $   1     $  --     $  --     $  --     $   1
Casualty and other
 claims included in
 other liabilities       $ 247     $ 108     $   2(1)  $ 105(2)  $ 252
Current portion of
 casualty and other
 claims included
 in accounts payable     $ 165     $  14     $ 170(1)  $ 178(3)  $ 171




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



                                                            (continued)

                                                         Schedule II
                                                         Page 2 of 2


            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------

                    Valuation and Qualifying Accounts
              Years Ended December 31, 1996, 1997 and 1998
                        (In millions of dollars)
                               (continued)

                                   Additions charged to
                                   --------------------
                         Begin                         Ending
                         ning      Other               Deduc-
                         Balance   Expenses  Accounts  tions     Balance
                         -------   --------  --------  ------    -------

Year ended December 31,
----------------------
 1998
 ----

Valuation allowance
 (included net in
 deferred tax liabil-
 ity) for deferred
 tax assets              $   1     $  --     $  --     $  --     $   1
Casualty and other
 claims included in
 other liabilities       $ 252     $  86     $  22(1)  $  89(2)  $ 271
Current portion of
 casualty and other
 claims included
 in accounts payable     $ 171     $  11     $ 149(1)  $ 188(3)  $ 143




(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2)  Payments and reclassifications to/from accounts payable.

(3)  Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------





Electronic
Submission
Exhibit
Number     Description                                            Page
---------- ------------------------------------------------------ ----

  21       Subsidiaries of Norfolk Southern Railway                 80

  27       Financial Data Schedule (Required to be
           electronically submitted for use by the
           Securities and Exchange Commission only
           and not deemed part of this filing)                      81