Form 10-Q
period 1999-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1999-05-12
CIK 92275

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Virginia                               53-6002016
-----------------------------------     ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
       Norfolk, Virginia                           23510-2191
-----------------------------------     ---------------------------------
(Address of principal executive offices)            Zip Code


Registrant's telephone number, including area code   (757) 629-2682
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

                Class                Outstanding as of April 30, 1999
                -----                --------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I.    Financial Information:

            Item 1. Financial Statements:

                    Consolidated Statements of Income
                    Three Months Ended March 31, 1999 and 1998       3

                    Consolidated Balance Sheets as of
                    March 31, 1999, and December 31, 1998            4

                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1999 and 1998     5-6

                    Notes to Consolidated Financial Statements    7-10

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   11-18


Part II.    Other Information:

            Item 6. Exhibits and Reports on Form 8-K                19


Signatures                                                          20


Index to Exhibits                                                   21

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1999       1998
                                                        ----       ----

Railway operating revenues:
 Coal                                                $   282    $   323
 General merchandise                                     623        605
 Intermodal                                              125        138
                                                     -------    -------
     RAILWAY OPERATING REVENUES                        1,030      1,066

Railway operating expenses:
 Compensation and benefits                               368        396
 Materials, services, and rents                          197        191
 Depreciation                                            113        106
 Diesel fuel                                              37         48
 Casualties and other claims                              35         30
 Other                                                    58         44
                                                     -------    -------
     RAILWAY OPERATING EXPENSES                          808        815
                                                     -------    -------
     Income from railway operations                      222        251

Other income - net                                        15         20
Interest expense on debt                                  (7)        (5)
                                                     -------    -------
     Income before income taxes                          230        266

Provision for income taxes                                84         98
                                                     -------    -------

     NET INCOME                                      $   146    $   168
                                                     =======    =======

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                                March 31,     December 31,
                                                  1999           1998
                                                --------      -----------

ASSETS
Current assets:
 Cash and cash equivalents                    $      80      $      --
 Short-term investments                              14             44
 Accounts receivable, net of allowance for
  doubtful accounts of $5 million and
  $4 million, respectively                          556            508
 Materials and supplies                              55             59
 Deferred income taxes                              110            110
 Other current assets                               132            130
                                              ---------      ---------
     Total current assets                           947            851

Due from NS - net (Note 3)                           --             43
Investments                                         891            990
Properties less accumulated depreciation         10,131          9,985
Other assets                                        180            148
                                              ---------      ---------
     TOTAL ASSETS                             $  12,149      $  12,017
                                              =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $     550      $     577
 Income and other taxes                             175            139
 Due to NS - net (Note 3)                           161             --
 Other current liabilities                           77             73
 Current maturities of long-term debt               148            141
                                              ---------      ---------
     Total current liabilities                    1,111            930

Long-term debt (Note 4)                             692            619
Other liabilities                                   907            909
Minority interests                                    3              2
Deferred income taxes                             3,430          3,420
                                              ---------      ---------
     TOTAL LIABILITIES                            6,143          5,880
                                              ---------      ---------

Stockholders' equity:
 Serial preferred stock                              55             55
 Common stock                                       167            167
 Additional paid-in capital                         548            548
 Accumulated other comprehensive income
  (Note 5)                                          338            414
 Retained income                                  4,898          4,953
                                              ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                   6,006          6,137
                                              ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $  12,149      $  12,017
                                              =========      =========

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1999       1998
                                                       ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $  146      $  168
 Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                      114         106
     Deferred income taxes                              19          14
     Nonoperating gains on property sales               (5)        (13)
     Changes in assets and liabilities affecting
      operations:
       Accounts receivable                             (48)        (15)
       Materials and supplies                            4          (6)
       Other current assets                             (2)          9
       Income tax liabilities                           69         105
       Other short-term liabilities                    (39)        (44)
       Other - net                                       6           9
                                                    ------      ------
            Net cash provided by operating
             activities                                264         333

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                          (263)       (223)
 Property sales and other transactions                   9          10
 Investments, including short-term                     (44)        (33)
 Investment sales and other transactions                31          26
                                                    ------      ------
            Net cash used for investing activities    (267)       (220)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                     (1)         (1)
 Advances and repayments to NS                         (17)         (8)
 Advances and repayments from NS                        22          46
 Proceeds from long-term borrowings (Note 4)            94           2
 Long-term debt repayments                             (15)        (13)
                                                    ------      ------
            Net cash provided by financing
             activities                                 83          26
                                                    ------      ------
            Net increase in cash and cash
             equivalents                                80         139

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                   --           7
                                                    ------      ------
 At end of period                                   $   80      $  146
                                                    ======      ======




Item 1.   Financial Statements. (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1999       1998
                                                       ----       ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)              $  16      $  13
   Income taxes                                       $  (4)     $  --


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters as discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 66.

3.   Related Parties

     General
     -------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail, and NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.

     Joint Acquisition of Conrail by NS
     ----------------------------------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation, the major freight railroad in the Northeast.

     It is expected that Conrail's operations will continue substantially unchanged until NS Rail and CSX Transportation
     (CSXT) commence operating the respective Conrail properties that will be leased to them pursuant to operating and lease agreements, an event that NS and CSX have agreed will occur on June 1, 1999 (the "Closing Date"). A failure by NS Rail or CSXT to integrate successfully the respective portion of Conrail that each will lease, including information technology systems, could have a substantial adverse impact on NS Rail's financial position, results of operations, and liquidity.

------    --------------------

3.   Related Parties (continued)

     After the Closing Date, NS Rail and CSXT will provide substantially all rail freight services on Conrail's former route system, perform or be responsible for performance of most services incident to customer freight contracts, and employ the majority of Conrail's work force.

     Until the Closing Date, NS Rail will continue to have transactions in the normal course of business with Conrail's railroad subsidiary.

     NS' $6.2 billion investment in Conrail includes $165 million ($101 million after taxes) of costs that are expected to be borne by NS Rail. These costs consist principally of: (1) contractual obligations to Conrail employees imposed by the STB when it approved the transaction, and (2) costs to relocate Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date; however, certain contractual obligations by their terms will be paid out over a longer period. These costs are based on preliminary estimates of separation, relocation, and other labor-related contractual obligations to Conrail employees. These estimates may be modified as more information becomes available. Severance and relocation plans are expected to be finalized shortly after the Closing Date. As a consequence, amounts ultimately included in the allocation could differ from the original estimates; however, any such differences are not now expected to be material. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities will be charged to operating expense.

     Railway operating expenses in the first quarter of 1999 and 1998 included Conrail-related integration costs.

------    --------------------

3.   Related Parties (continued)

     Intercompany Accounts
     ---------------------

                                 March 31, 1999      December 31, 1998
                               ------------------    ------------------
                                          Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                           ($ in millions)

     Due from NS:
      Advances                 $ 168      5%         $ 354      5%

     Due to NS:
      Notes and advances         329      6%           311      7%
                               -----                 -----
        Due (to) from NS
         - net                 $(161)                $  43
                               =====                 =====

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

     Noncash Dividend
     -----------------
     In March 1999, NS Rail declared and issued to NS a noncash dividend of $200 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 1999, and Dec. 31, 1998,
     NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $663 million and $633 million, respectively.

     Cash Required for NS Debt
     -------------------------
     During 1997, NS borrowed $5.8 billion to finance the joint acquisition, with CSX, of Conrail. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

------    --------------------

4.   Long-Term Debt

     Equipment Trust Certificates
     ----------------------------
     NS Rail issued equipment trust certificates in the first quarter of 1999 and received $94 million of net proceeds. The certificates mature serially April 1, 2000 through 2014, inclusive, and carry a weighted-average interest rate of
     6.0 percent. Proceeds were used to acquire locomotives and freight cars, and at March 31, 1999, $27 million of the proceeds had not been spent and were included in "Other assets."

     Capital Lease Obligations
     -------------------------
     During the first quarter of 1998, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $73 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated Statement of Cash Flows.

5.   Comprehensive Income

     NS Rail's total comprehensive income was as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                  1999         1998
                                                  ----         ----
                                                  ($ in millions)

     Net income                                   $ 146        $ 168
     Other comprehensive income (loss)              (76)          96
                                                  -----        -----
          Total comprehensive income              $  70        $ 264
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

RESULTS OF OPERATIONS

Net Income
----------
Net income for the first quarter of 1999 was $146 million, down
$22 million, or 13 percent, compared with first-quarter 1998, principally due to a $29 million, or 12 percent, decrease in income from railway operations.


Railway Operating Revenues
--------------------------

First-quarter railway operating revenues were $1,030 million, down
$36 million, or 3 percent, compared with last year. As shown in the table below, the decrease was due to lower traffic volume.

                                               First Quarter
                                               1999 vs. 1998
                                             Increase (Decrease)
                                             ------------------
                                              ($ in millions)

     Traffic volume (carloads)                    $ (37)
     Revenue per unit                                 1
                                                  -----
                                                  $ (36)
                                                  =====

Revenues and carloads for the commodity groups were as follows:

                                 Revenues                Carloads
                             1999       1998          1999      1998
                             ----       ----          ----      ----
                              ($ in millions)         (in thousands)

Coal                       $  282     $   323          301       331
General merchandise:
  Automotive                  160         138          136       116
  Chemicals                   148         146           99       102
  Paper/clay/forest           128         137          103       116
  Metals/construction          94          91           90        88
  Agri./consumer prod./govt.   93          93           84        89
                           ------      ------        -----     -----
General merchandise           623         605          512       511
Intermodal                    125         138          346       367
                           ------      ------        -----     -----
      Total                $1,030      $1,066        1,159     1,209
                           ======      ======        =====     =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Coal
----
Coal revenues decreased $41 million, or 13 percent. Total tonnage handled decreased 8 percent, reflecting declines of 34 percent in export coal and 18 percent in domestic steel coal that were partially offset by a 3 percent increase in utility tonnage. Export coal traffic volume continues to be adversely affected by world economic conditions and the strength of the U.S. dollar compared with the currencies of countries that provide the primary competition for U.S. export coal. Domestic steel coal traffic volume reflected the effects of increased imports of lower-priced steel and plant closures in the second quarter of 1998.

Coal revenues for the remainder of the year are expected to continue to be adversely affected by weak demand for export coal. In the first full month of operations after the Closing Date of the Conrail transaction (see "Joint Acquisition of Conrail by NS," below), coal revenues are expected to increase by about one-third. As a result of these two factors, total coal revenues, compared with last year, are expected to be comparable in the second quarter and up about one-fourth in the last half of 1999.

General Merchandise
-------------------
General merchandise revenues increased $18 million, or 3 percent, driven by a $22 million, or 16 percent, increase in automotive revenues, reflecting continued growth in traffic handled through the mixing center network. Metals/construction revenues increased
$3 million, or 3 percent, due to increased shipments of iron, steel, and aggregates. Metals traffic increased despite a soft market resulting from the availability of lower-priced, imported steel, reflecting new business obtained from industrial development along NS Rail's lines. Paper/clay/forest revenues declined $9 million, or 7 percent, due to continued weakness in export markets and plant closures.

General merchandise revenues are expected to continue to benefit from new and increased business resulting from industrial development along NS Rail's lines, which should offset the adverse effects of weaknesses in other traffic segments. Immediately following the Closing Date of the Conrail transaction, general merchandise revenues are expected to increase by almost one-half, and, as a result, to increase by about one-fifth in the second quarter, compared with 1998.

Intermodal
----------
Intermodal revenues decreased $13 million, or 9 percent, compared with a strong first quarter last year. Trailer and container traffic volume decreased, reflecting the effects of the service network redesign that was implemented in August 1998 and extreme winter weather conditions early in the quarter. Lower average revenues also contributed to the decline.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Immediately following the Closing Date of the Conrail transaction, intermodal revenues are expected to increase by about two-thirds and, as a result, to increase by about one-fifth in the second quarter, compared with last year.

Railway Operating Expenses
--------------------------
Railway operating expenses were $808 million in the first quarter, down $7 million, or 1 percent, compared with last year. The decline was due to lower "Compensation and benefits" and "Diesel fuel" expenses, somewhat offset by higher "Other," "Materials, services, and rents," and "Casualties and other claims" expenses.

"Compensation and benefits" expense decreased $28 million, or 7 percent. The decline was the result of: (1) lower stock-based compensation expense that resulted from a decrease in the price of NS stock, compared with an increase last year, and (2) premium refunds attributable to a surplus in the national union welfare benefit plan.

"Diesel fuel" expense declined $11 million, or 23 percent, due to a lower average price per gallon.

"Materials, services, and rents" increased $6 million, or 3 percent, due to costs associated with the increase in automotive traffic and Conrail integration expenses, mitigated by reduced repair and maintenance costs.

"Casualties and other claims" increased $5 million, or 17 percent, due to the settlement of contested liability associated with the Bayou Bonfouca NPL Superfund site located in Slidell, La., and increased loss and damage expense, principally resulting from a derailment in Holliday, Mo., involving automobiles. Lower environmental expense (excluding the effect of the settlement) and reduced personal injury costs resulting from favorable claims experience somewhat offset these increases.

"Other" expenses increased $14 million, or 32 percent, reflecting a licensing fee for use of certain intangible assets owned by NS that became effective Nov. 1, 1998.

The railway operating ratio was 78.4 percent, compared with
76.5 percent in the first quarter of 1998. Excluding the effects of the higher stock-based compensation last year and the union welfare benefit plan premium refund, the difference in railway operating ratios would have been about five percentage points, reflecting the change in traffic mix related to the increase in automotive traffic and the decrease in coal traffic, and the licensing fee included in "Other" expenses.

Immediately following the Closing Date of the Conrail transaction, NS Rail's railway operating expenses will increase, reflecting expenses incurred to lease and operate its portion of Conrail's routes and assets (see "Joint Acquisition of Conrail by NS," below).

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Other Income - Net
------------------
"Other income - net" was $5 million lower in the first quarter, principally due to lower gains from property sales.

FINANCIAL CONDITION AND LIQUIDITY

                                     March 31,       December 31,
                                       1999              1998
                                     --------        -----------
                                            ($ in millions)

     Cash and short-term investments   $   94            $  44
     Debt-to-total capitalization        12.3%            11.0%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity (see Consolidated Statements of Cash Flows on page 5). The decline in "Net cash provided by operating activities" in the first quarter of 1999, compared with first-quarter 1998, was principally due to a larger increase in outstanding accounts receivable and a decrease in operating income.

CASH USED FOR INVESTING ACTIVITIES increased in the first quarter of 1999, compared with the first quarter of 1998, as higher property additions in 1999 reflected a change in financing methods: in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions (see Note 4); in 1999, locomotives and freight cars were financed through the sale of equipment trust certificates.

CASH PROVIDED BY FINANCING ACTIVITIES in the first quarter of 1999 included proceeds from the sale of equipment trust certificates (see
Note 4).

NS has issued a significant amount of debt related to its joint acquisition of Conrail. A significant portion of the funds to service this debt is expected to come from NS Rail, NS' principal subsidiary.

JOINT ACQUISITION OF CONRAIL BY NS

NS and CSX Corporation (CSX), through a jointly owned entity, control Conrail Inc. (Conrail), the owner of Consolidated Rail Corporation, the major freight railroad in the Northeast (see Note 3).

Norfolk Southern Railway Company (NSR) will begin providing rail freight services on portions of Conrail's route system after the Closing Date, which NS and CSX have agreed will be June 1, 1999. As a result, beginning in June, NS Rail's railway operating revenues will include revenues earned through operation of its portion of Conrail's routes and assets and its access to the Shared Assets Areas, which will be operated on behalf of NS and CSX. NS Rail's railway operating

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

expenses will include the costs of such operation and access, including compensation and benefits for the approximately 11,500 Conrail employees who will become NSR employees on the Closing Date. Furthermore, NS Rail will begin recording expenses related to amounts paid to Pennsylvania Lines LLC, a Conrail subsidiary, pursuant to the operating and lease agreements. Such amounts include the fair value rental payments, which are expected to be between $325 million and $350 million annually, for the portion of Conrail's routes and assets that NSR will lease. In addition, NS Rail will begin recording expenses for amounts paid to Conrail related to NS Rail's access to the Shared
Assets Areas, which will be based on fair value and percentage usage.

NSR has obtained, through negotiation or arbitration, all labor implementing agreements necessary for closing.

NS Rail plans to implement its own information technology systems on the portion of Conrail's routes NSR will operate. While some systems will be operational on the Closing Date, others -- particularly the transportation systems -- will be integrated geographically over a period of several months after the Closing Date. Accordingly, some of Conrail's systems are being modified to be compatible with NS Rail's systems during the interim period. Moreover, in the Shared Assets Areas, some of Conrail's existing systems will continue to be used and, therefore, must be able to work with both NS Rail's and CSXT's systems. Programming identified as being necessary for closing has been substantially completed, and testing and refining of detailed implementation plans will continue through the Closing Date. Contingency plans involving labor-intensive, manual processes are being developed where warranted to ensure continued operations in the event of isolated or systemwide information technology systems problems.

In anticipation of the Closing Date, NS Rail has accumulated resources to enable it to operate the portion of Conrail's routes and assets that NSR will lease. This has included maintaining or increasing its work force (particularly hiring and training additional train crews and management employees), acquiring or leasing equipment based on projected requirements, and beginning expansions to facilities on its lines and on the portion of Conrail's property that it will operate. These actions have resulted in increased operating expenses, and expenses of this type are anticipated to continue after the Closing Date.

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

YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS Rail initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS Rail has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS Rail's senior management and by the Audit Committee of NS' Board of Directors. The project is organized into three principal areas: mainframe systems, nonmainframe systems, and enterprise systems (operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS Rail expects to have all business-critical systems remediated, tested, and implemented in the third quarter of 1999.

State of Readiness
------------------
For mainframe systems (data center infrastructure, purchased or leased software, and mainframe applications), remediation and unit testing for business-critical systems are in the final stages. Systems testing and implementation began in February 1999, and both are expected to be completed in the third quarter of 1999 but require use of the same resources needed for testing related to the Conrail transaction (see "Joint Acquisition of Conrail by NS," above).

For most business-critical nonmainframe and enterprise systems, remediation has been completed. Testing and implementation is expected to be completed by the third quarter of 1999.

NS Rail also has initiated formal communications with third parties having a substantial relationship to its business (including other railroads, significant suppliers, larger customers, and financial institutions) to determine the extent to which NS Rail may be vulnerable to any such third party's failure to achieve Year-2000 compliance. Thus far, NS Rail has no information that indicates that a significant third party may be unable to provide goods or services or to request NS Rail's services because of Year-2000 issues.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS Rail's in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through March 31, 1999, which were expensed, are immaterial to NS Rail's results of operations. Total incremental costs are expected to be approximately $25 million.

Contingency Plans
-----------------
In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. NS Rail has established a series of initiatives to focus on business-critical systems to ensure continued operations in the event of a Year-2000 problem. In addition, contingency plans are being developed where warranted.

Conrail
-------
As a part of its preparations to integrate its railroad system with a portion of Conrail's system, NS Rail is working with Conrail and CSXT to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to be replaced by NS Rail and CSXT systems within six months after the Closing Date, or by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to operate after the Closing Date. This Conrail project is scheduled for completion in the third quarter of 1999.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NEW ACCOUNTING PRONOUNCEMENT

Effective Jan. 1, 1999, NS Rail adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this pronouncement had no material effect of NS Rail's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the Conrail transaction, including the realization and the timing of benefits expected to result from its consummation.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

        (a)  Exhibits:

             Financial Data Schedule

        (b)  Reports on Form 8-K:

             During the three-month period covered by this report, one current report on Form 8-K was filed: January 20, 1999, reporting that NS and CSX had agreed on June 1, 1999, as the Closing Date for the Conrail transaction.

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




Date: May 12, 1999             /s/ Sandra T. Pierce
      -------------------      ------------------------------------------
                               Sandra T. Pierce
                               Corporate Secretary (Signature)




Date: May 12, 1999             /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                         Page
-----------  -----------------------------------------         ----

   27        Financial Data Schedule                            22

             (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or
             Section 18 of the Securities Exchange Act of 1934.)