Form 10-Q
period 1999-06-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1999-08-11
CIK 92275

PAGE 1


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of July 31, 1999
                -----                 -------------------------------
     Common Stock (par value $1.00)             16,668,997

                                   INDEX
                                   -----

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

                                                                  Page
                                                                  ----
Part  I.  Financial Information:

          Item 1. Financial Statements:

                  Consolidated Statements of Income
                  Three Months and Six Months Ended
                  June 30, 1999 and 1998                             3

                  Consolidated Balance Sheets
                  June 30, 1999, and December 31, 1998               4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998          5-6

                  Notes to Consolidated Financial Statements      7-11

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  12-21

Part II.  Other Information:

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                 22

          Item 4. Submission of Matters to a Vote of
                  Security Holders                                  22

          Item 6. Exhibits and Reports on Form 8-K                  23

Signatures                                                          24

Index to Exhibits                                                   25

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                    ------------------   ----------------
                                    1999       1998      1999      1998
                                    ----       ----      ----      ----
Railway operating revenues:
  Coal                             $   298    $   316   $   580   $   639
  General merchandise                  723        622     1,346     1,227
  Intermodal                           160        141       285       279
                                   -------    -------   -------   -------
     TOTAL RAILWAY OPERATING
      REVENUES                     $ 1,181    $ 1,079   $ 2,211   $ 2,145
                                   -------    -------   -------   -------

Railway operating expenses:
  Compensation and benefits
   (Note 3)                            533        365       901       761
  Materials, services, and rents       293        206       490       397
  Conrail rents and services
   (Note 3)                             43         --        43        --
  Depreciation                         115        108       228       214
  Diesel fuel                           48         45        85        93
  Casualties and other claims           29         22        64        52
  Other                                 98         39       156        83
                                   -------    -------   -------   -------
     TOTAL RAILWAY OPERATING
      EXPENSES                       1,159        785     1,967     1,600
                                   -------    -------   -------   -------

     Income from railway
      operations                        22        294       244       545

Other income - net                       4         34        19        54
Interest expense on debt                (9)        (6)      (16)      (11)
                                   -------    -------   -------   -------
     Income before income taxes         17        322       247       588

Provision for income taxes               4        116        88       214
                                   -------    -------   -------   -------

     NET INCOME                    $    13    $   206   $   159   $   374
                                   =======    =======   =======   =======


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)


                                                  June 30,    December 31,
                                                   1999          1998
                                                  -------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $    91       $    --
  Short-term investments                               14            44
  Accounts receivable, net of allowance
   for doubtful accounts of $5 million and
   $4 million, respectively                           680           508
  Materials and supplies                               52            59
  Deferred income taxes                               124           110
  Other current assets                                152           130
                                                  -------       -------
     Total current assets                           1,113           851

Due from NS - net (Note 3)                             --            43
Investments                                           893           990
Properties less accumulated depreciation           10,283         9,985
Other assets                                          195           148
                                                  -------       -------
     TOTAL ASSETS                                 $12,484       $12,017
                                                  =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   764       $   577
  Income and other taxes                              205           139
  Due to NS - net (Note 3)                            188            --
  Other current liabilities                           128            73
  Current maturities of long-term debt                154           141
                                                  -------       -------
     Total current liabilities                      1,439           930

Long-term debt (Note 4)                               770           619
Other liabilities                                   1,017           909
Minority interests                                      2             2
Deferred income taxes                               3,452         3,420
                                                  -------       -------
     TOTAL LIABILITIES                              6,680         5,880
                                                  -------       -------
Stockholders' equity:
  Serial preferred stock                               55            55
  Common stock                                        167           167
  Additional paid-in capital                          548           548
  Accumulated other comprehensive income
   (Note 5)                                           391           414
  Retained income                                   4,643         4,953
                                                  -------       -------
     TOTAL STOCKHOLDERS' EQUITY                     5,804         6,137
                                                  -------       -------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $12,484       $12,017
                                                  =======       =======

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1999       1998
                                                        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   159    $   374
  Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                          229        214
     Deferred income taxes                                 (42)        21
     Nonoperating gains and losses on property
      and investments                                      (10)       (25)
     Changes in assets and liabilities
      affecting operations:
        Accounts receivable                               (172)        19
        Materials and supplies                               7         (3)
        Other current assets                                21         25
        Income tax liabilities                             128        126
        Other short-term liabilities                       156        (22)
        Other - net                                        137        (28)
                                                       -------    -------
          Net cash provided by operating activities        613        701

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions (Note 4)                             (544)      (429)
  Property sales and other transactions                     23         12
  Investments, including short-term                        (73)       (58)
  Investment sales and other transactions                  146         62
                                                       -------    -------
          Net cash used for investing activities          (448)      (413)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends (Note 3)                                        (1)        (1)
  Advances and repayments to NS                           (258)      (267)
  Advances and repayments from NS                           22         41
  Proceeds from long-term borrowings (Note 4)              188          4
  Debt repayments                                          (25)       (24)
                                                       -------    -------
          Net cash used for financing activities           (74)      (247)
                                                       -------    -------
          Net increase in cash and cash equivalents         91         41

CASH AND CASH EQUIVALENTS:*
  At beginning of year                                      --          7
                                                       -------    -------
  At end of period                                     $    91    $    48
                                                       =======    =======





Item 1.   Financial Statements. (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        ----------------
                                                        1999       1998
                                                        ----       ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest (net of amounts capitalized)             $    31    $    37
     Income taxes                                      $     2    $    52


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and results of operations and cash flows for the six months ended June 30, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with:
     (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and in subsequent Quarterly Report on Form 10-Q, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters as discussed in NOTE 16, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 66.

     In July 1999, NS Rail announced that it had made a special incentive program available to its 30,000 employees who are represented by labor unions. The program, which runs through early September, provides an incentive to covered employees who remain available for service throughout certain defined periods. Employees can earn a maximum incentive of $3,000, payable, to the extent possible, in the form of contributions of NS Common Stock to each employee's 401(k) account. The total cost of the program will depend upon the extent of employee participation and will be reflected in NS Rail's results of operations for the third quarter.

3.   Related Parties

     General
     -------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail. In addition, effective Nov. 1, 1998, NS charges NS Rail a revenue-based licensing fee (which totaled $31 million for the first six months of 1999) for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.

     Operations Over Conrail's Lines
     -------------------------------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially

------    --------------------

3.   Related Parties (continued)

     unchanged while NS and CSX awaited regulatory approvals and thereafter devoted significant effort to prepare for the integration of the respective Conrail routes and assets to be leased to NS Rail and CSX Transportation, Inc. (CSXT).

     On June 1, 1999 (the "Closing Date"), NS Rail and CSXT began operating the Conrail routes and assets leased to them pursuant to operating and lease agreements entered into in accordance with the Transaction Agreement between NS and CSX.

     The Operating Agreement between NS Rail and Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be used by NS Rail and has an initial 25-year term, renewable at the option of NS Rail for two 5-year terms. Payments under the Operating Agreement are based on appraised values that are subject to adjustment every six years to reflect changes in such values. NS Rail has also leased or subleased for varying term lengths from PRR a number of equipment assets at rentals based on appraised values. NS Rail's payments to PRR under the Operating Agreement and lease agreements currently amount to approximately $340 million annually. In addition, all costs necessary to operate and maintain the PRR assets will be borne by NS Rail. CSXT has entered into comparable arrangements, for the operation and use of other CRC assets, with another wholly owned CRC subsidiary.

     NS Rail and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NS Rail and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NS Rail and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     As a result of these transactions, effective June 1, 1999, route miles operated by NS Rail and its employees increased by approximately 50 percent. NS Rail and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts, and employ the majority of Conrail's former work force. Consequently, NS Rail began to receive all freight revenues and incur all operating expenses on the Conrail lines it now operates.

     During the month of June, congestion and other inefficiencies resulting from difficulties in NS Rail's integration of the new routes and operations adversely affected second-quarter revenues and expenses. The higher expenses included service alteration costs to meet the immediate needs of shippers, as well as higher labor costs and equipment rents. A long-term failure by NS Rail to integrate successfully the portion of Conrail that it is now operating could have a substantial adverse impact on NS Rail's financial position, results of operations, and liquidity.

------    --------------------

3.   Related Parties (continued)

     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during a transition period.

     "Other current assets" includes $39 million due from CRC for its vacation liability related to the portion of its work force that became NS Rail employees on the Closing Date. NS Rail increased its vacation liability accordingly, and will pay these employees as they take vacation.

     "Accounts payable" includes $43 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Until the Closing Date, NS Rail and CRC had transactions with each other in the course of handling interline traffic. Most of the amounts receivable or payable related to these transactions have been satisfied.

     NS Rail's second-quarter railway operating expenses included
     $168 million ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $42 million of such are classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period. These costs are based on estimates of separation and other labor-related contractual obligations to former Conrail employees resulting from the integration. Through June 30, 1999, NS Rail has paid $10 million of these costs.
     NS Rail expects to incur an estimated $18 million of costs for additional relocations of former Conrail employees. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities will also be charged to operating expense.

------    --------------------

3.   Related Parties (continued)

     Intercompany Accounts
     ---------------------

                                 June 30, 1999      December 31, 1998
                               ------------------   ------------------
                                         Average              Average
                                         Interest             Interest
                               Balance     Rate     Balance     Rate
                               -------   --------   -------   --------
                                          ($ in millions)

     Due from NS:
       Advances                $  142      4%       $  354      5%

     Due to NS:
       Notes and advances         330      6%          311      7%
                               ------               ------
           Due (to) from
            NS - net           $ (188)              $   43
                               ======               ======

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

     Noncash Dividend
     ----------------
     In March and June 1999, NS Rail declared and issued to NS two noncash dividends totaling $467 million, which were settled by reduction of NS Rail's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At June 30, 1999, and Dec. 31, 1998, NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $703 million and $633 million, respectively.

     Cash Required for NS Debt
     -------------------------
     NS has approximately $7.0 billion of unsecured notes and commercial paper debt outstanding, most of which was issued to finance the cost of the Conrail transaction. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

------    --------------------

4.   Long-Term Debt

     Equipment Trust Certificates
     ----------------------------
     NS Rail issued equipment trust certificates in March and June 1999 and received $188 million of net proceeds. The certificates mature serially in the years 2000 through 2014, inclusive, and carry a weighted-average interest rate of
     6.6 percent. Proceeds were used to acquire locomotives and freight cars, and at June 30, 1999, $21 million of the proceeds were included in "Other assets" and will be used later in the year to acquire additional equipment.

     Capital Lease Obligations
     -------------------------
     During the first six months of 1998, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated Statement of Cash Flows.

5.   Comprehensive Income

     NS Rail's total comprehensive income was as follows:

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  ------------------    ----------------
                                   1999       1998       1999      1998
                                   ----       ----       ----      ----
                                              ($ in millions)

     Net income                    $  13      $ 206      $ 159     $ 374
     Other comprehensive income       52       (108)       (24)      (12)
                                   -----      -----      -----     -----
        Total comprehensive
         income                    $  65      $  98      $ 135     $ 362
                                   =====      =====      =====     =====

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

In the following sections, NS Rail provides data for corresponding periods in 1998 and, in some cases, indicates the percent of variance between the 1999 and 1998 data. However, NS Rail does caution that all such data should be considered in light of the substantially different operating contexts to which they relate.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999, NS Rail began operating a portion of Conrail's properties (its new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 3). As a result, route miles operated by NS Rail and its employees increased by approximately 50 percent. Second-quarter results reflect two months (April and May) of operating the former NS Rail system and one month (June) of operating the new
NS Rail system, which includes the Northern Region.

Moreover, during the month of June, system congestion and other inefficiencies resulted from difficulties in the integration of the new routes. NS Rail has made progress in reducing congestion and continues to work diligently to resolve the operational issues and clear the backlog of cars causing the congestion. This effort has required additional labor and equipment resources, and the need for such additional resources is expected to continue until the congestion is cleared. In addition, freight has been diverted from NS Rail, and, in some cases, NS Rail has incurred service alteration costs to meet the immediate needs of shippers. The resulting decrease in revenues and increase in costs negatively affected NS Rail's second-quarter results, and NS Rail's financial statements will continue to be so affected until the operational issues have been resolved.

RESULTS OF OPERATIONS

Net Income
----------
Net income for the second quarter was $13 million, down $193 million, or 94 percent, compared with the second quarter of 1998. For the first six months, net income was $159 million, $215 million, or 57 percent, below last year. The declines were largely attributable to lower income from railway operations. Second-quarter 1999 railway operating expenses included $168 million ($103 million after taxes) of costs for contractual obligations, principally to former Conrail employees, as well as an estimated $60 million of costs attributable to the system congestion.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Railway Operating Revenues
--------------------------

Second-quarter railway operating revenues were $1,181 million in 1999 and were $1,079 million in 1998. For the first six months, railway operating revenues were $2,211 million in 1999 and were $2,145 million in 1998. As shown in the table below, the improvements were due entirely to higher traffic volume, largely the result of the commencement of operations in the Northern Region. Traffic diversions related to June's operational difficulties resulted in an estimated
$40 million of lost revenues, principally in the general merchandise commodity groups.

                                 Second Quarter      First Six Months
                                  1999 vs. 1998        1999 vs. 1998
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                           ($ in millions)

     Traffic volume (carloads)      $  116                $   80
     Revenue per unit                  (14)                  (14)
                                    ------                ------
                                    $  102                $   66
                                    ======                ======

Revenues and carloads for the commodity groups were as follows:

                                              Revenues
                               ----------------------------------------
                               Second Quarter           Six Months
                               1999       1998       1999        1998
                               ----       ----       ----        ----
                                           ($ in millions)

Coal                          $  298     $  316     $  580      $  639
General merchandise:
  Automotive                     187        145        347         283
  Chemicals                      166        145        314         291
  Paper/clay/forest              139        139        267         276
  Metals/construction            126         98        220         189
  Agr./consumer prod./govt.      105         95        198         188
                              ------     ------     ------      ------
General merchandise              723        622      1,346       1,227
Intermodal                       160        141        285         279
                              ------     ------     ------      ------
      Total                   $1,181     $1,079     $2,211      $2,145
                              ======     ======     ======      ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

                                              Carloads
                               ----------------------------------------
                                 Second Quarter          Six Months
                                1999       1998       1999        1998
                                ----       ----       ----        ----
                                            (in thousands)

Coal                             340        327        640         658
General merchandise:
  Automotive                     156        127        292         243
  Chemicals                      114        102        213         204
  Paper/clay/forest              112        117        215         233
  Metals/construction            126         97        217         185
  Agr./consumer prod./govt.       96         86        180         175
                               -----      -----      -----       -----
General merchandise              604        529      1,117       1,040
Intermodal                       425        375        771         742
                               -----      -----      -----       -----
      Total                    1,369      1,231      2,528       2,440
                               =====      =====      =====       =====

Coal
----
Second-quarter coal revenues were $298 million, versus $316 million last year, and were $580 million for the first six months, versus
$639 million last year. Lower export and domestic metallurgical coal traffic volume more than offset the combined effects of the Northern Region traffic and increased utility coal tonnage. In addition, revenue yields continued to be affected by a change in the mix of traffic: increased utility coal shipments (especially new shorter-haul business) and decreased export and domestic metallurgical coal shipments. Total tonnage handled was 35.0 million tons in the second quarter, versus 33.7 million tons last year, and was 66.3 million tons for the first six months, versus 67.7 million tons last year. Export coal tonnage fell 37 percent for the quarter and 35 percent for the first six months, as the effects of adverse world economic conditions and a strong U.S. dollar continued. Domestic steel coal tonnage declined 4 percent in the second quarter and 11 percent for the first six months, largely reflecting increased imports of lower-priced steel and plant closures in the second quarter of 1998. Utility coal tonnage increased 17 percent in the quarter and 10 percent for the first six months, principally due to the handling of traffic in the Northern Region.

Coal revenues for the remainder of the year are expected to continue to be adversely affected by weak demand for export coal. However, with the addition of traffic in the Northern Region, total coal revenues are expected to be higher than in the same period last year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

General Merchandise
-------------------
Second-quarter general merchandise revenues were $723 million, versus $622 million last year, and were $1,346 million for the first six months, versus $1,227 million last year. Traffic volume increased
14 percent for the quarter and 7 percent for the first six months, principally due to the addition of traffic in the Northern Region and to continued strength in automotive traffic. Average revenue per unit increased 2 percent in both periods, due to a longer average length of haul and changes in traffic mix.

General merchandise revenues for the remainder of the year are expected to be up almost 50 percent, versus the same period last year, largely as a result of traffic in the Northern Region.

Intermodal
----------
Second-quarter intermodal revenues were $160 million, versus
$141 million last year, and were $285 million for the first six months, versus $279 million last year. Traffic volume increased 13 percent for the quarter and 4 percent for the first six months, largely due to the addition of Northern Region traffic.

For the remainder of the year, intermodal revenues are expected to increase by about two-thirds, versus the same period last year, reflecting the traffic in the Northern Region.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1,159 million, up
$374 million, or 48 percent, compared with last year. For the first six months, railway operating expenses were $1,967 million, up
$367 million, or 23 percent. Both increases were due to: (1) the commencement of operations in the Northern Region, (2) the contractual obligations assumed that principally resulted from employing a significant portion of Conrail's former work force, and (3) an estimated $60 million of additional costs arising from the operational difficulties and resulting congestion.

"Compensation and benefits" expense increased $168 million, or 46 percent, in the second quarter, and $140 million, or 18 percent, for the first six months, compared with the same periods last year.
Both increases were attributable to: (1) contractual obligations incurred in employing a substantial portion of Conrail's work force,
(2) the 50 percent increase in NS Rail's work force in June, upon commencement of operations in the Northern Region, and (3) an estimated $15 million of higher labor costs associated with the operational difficulties and system congestion. The effects of these increases were mitigated by reduced incentive compensation expenses.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

"Materials, services, and rents" increased $87 million, or 42 percent, in the second quarter, and $93 million, or 23 percent, for the first six months, compared with the same periods last year. The increases principally resulted from: (1) additional costs due to the system congestion, including an estimated $29 million for alternate transportation to meet critical customer needs and an estimated
$8 million for equipment rents and (2) expenses related to the Northern Region.

"Other" expenses increased $59 million, or 151 percent, in the second quarter, and $73 million, or 88 percent, for the first six months, compared with the same periods last year. The increases resulted from: (1) a licensing fee for use of certain intangible assets owned by NS that became effective Nov. 1, 1998 (see Note 3), (2) costs for obligations in the Northern Region, (3) favorable property tax adjustments last year for which there was no comparable adjustment in 1999, (4) costs to relocate former Conrail employees, and (5) higher travel costs this year associated with the integration of the Northern Region.

"Conrail rents and services," a new category of expense, amounted to $43 million and represented costs incurred in June associated with the operation of a portion of Conrail's routes and assets. This item includes amounts due to PRR and CRC related to: (1) use of their operating properties and equipment, (2) CRC's operation of the Shared Assets Areas, and (3) CRC's operation of certain transition facilities.

"Casualties and other claims" increased $7 million, or 32 percent, in the second quarter, and $12 million, or 23 percent, for the first six months, compared with the same periods last year. The increases were largely attributable to: (1) the commencement of operations in the Northern Region and the resulting congestion, (2) settlement in the first quarter related to an environmental site in Slidell, La., and
(3) damages to automobiles being transported in a train that derailed in the first quarter.

"Diesel fuel" expense increased $3 million, or 7 percent, in the second quarter, but decreased $8 million, or 9 percent, for the first six months, compared with the same periods last year. The increase for the quarter was due to higher consumption in June attributable to operations in the Northern Region, which more than offset lower consumption in April and May that resulted from lower traffic volume. The decrease for the first six months was due to a 23 percent decline in the average price per gallon in the first quarter that more than offset the increased consumption in the second quarter.

The railway operating ratio was 98.1 percent in the second quarter, versus 72.8 percent last year, and was 89.0 percent for the first six months, versus 74.6 percent last year. The $168 million of contractual obligations and commitments increased the railway operating ratio by about 14 percentage points and 8 percentage points for the quarter and first six months, respectively. The operating difficulties and related system congestion and traffic diversions are estimated to have increased the railway operating ratio by about

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

7 percentage points and 3-1/2 percentage points for the quarter and first six months, respectively. The remaining increases in the railway operating ratio were principally attributable to the change in traffic mix related to increased resource-intensive traffic, such as automotive and intermodal, and decreased coal traffic.

The railway operating ratio is expected to continue to show the adverse effects of the system congestion and related traffic diversions until the operating difficulties are fully resolved. Moreover, NS Rail's third-quarter railway operating expenses will include amounts related to a special incentive program for its agreement employees (see Note 2).

Other Income - Net
------------------
"Other income - net" was $30 million lower in the second quarter and was $35 million lower for the first six months, compared with the same periods last year. Both decreases were largely attributable to the effect of favorable adjustments last year to interest accruals on possible federal income tax liabilities resulting from the settlement of the 1993 and 1994 tax-year audits and to lower interest income. The six-month comparison was also affected by lower gains from the sale of properties and investments.

Provision for Income Taxes
--------------------------
The effective income tax rate was 23.5 percent in the second quarter, compared with 36.0 percent last year, and was 35.6 percent for the first six months, compared with 36.4 percent last year. The lower average rate in the second quarter of 1999 resulted from the difference between the deferred and effective tax rates.

FINANCIAL CONDITION AND LIQUIDITY

                                      June 30,       December 31,
                                        1999             1998
                                      -------        -----------
                                            ($ in millions)

     Cash and short-term investments   $  105           $   44
     Debt-to-total capitalization        13.7%            11.0%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity. The decrease in "Net cash provided by operating activities" in the first six months of 1999, compared with the same period last year, was principally due to lower income from railway operations, mitigated by lower income tax payments. The large changes in "Accounts receivable" and "Other short-term liabilities" in this year's cash flow statement principally resulted from the June 1 commencement of operations in the Northern Region. The large change in "Other - net" resulted from the accrual of the contractual obligations discussed above.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

CASH USED FOR INVESTING ACTIVITIES increased $35 million for the first six months of 1999, compared with the same period last year. Capital expenditures were 2 percent higher in the current year; however, "Property additions" increased 27 percent, reflecting a change in financing methods: in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions; in 1999, locomotives and freight cars were financed through the sale of equipment trust certificates (see Note 4).

CASH USED FOR FINANCING ACTIVITIES in 1999 included proceeds from the sale of equipment trust certificates (see Note 4).

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

State of Readiness
------------------
The inventory and assessment phases have been completed. The remediation phase is over 99 percent complete, and the testing and implementation phases are about 65 percent complete. The remaining items to be addressed are principally purchased software products and system integration testing.

For mainframe systems, all noncompliant business-critical applications have been remediated, unit tested, and placed back into production (implemented). System integration testing is expected to be completed in the third quarter of 1999.

For nonmainframe and enterprise systems, all business-critical applications have been inventoried and assessed, and remediation is over 99 percent complete. For both types of systems, testing and implementation are expected to be completed in the third quarter.

NS Rail also has initiated formal communications with third parties having a substantial relationship to its business (including other railroads, significant suppliers, larger customers, and financial institutions) to determine the extent to which NS Rail may be vulnerable to any such third parties' failure to achieve Year-2000 compliance.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

Thus far, NS Rail has no information that indicates a significant third party may be unable to provide goods or services or to request
NS Rail's services because of Year-2000 compliance issues. NS Rail will continue to monitor the progress of such third parties' Year-2000 compliance efforts and develop contingency plans as warranted.

Cost
----
NS Rail has allocated existing information technology resources and has incurred incremental costs, mostly for contract programmers and consultants, in connection with its Year-2000 compliance project. Since the project began, Management estimates that up to 10 percent of NS Rail's in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through June 30, 1999, which were expensed, are immaterial to NS Rail's results of operations. Total incremental costs are expected to be approximately $25 million.

Contingency Plans
-----------------
In all areas, the project includes extensive testing to ensure that remediation successfully addresses Year-2000 compliance. NS Rail has established a series of initiatives to focus on business-critical systems to ensure continued operations in the event of a Year-2000 problem. In addition, contingency plans are being developed where warranted.

Conrail
-------
NS Rail is implementing its own information technology systems on the portion of Conrail's routes and assets it is operating. While some systems are operational, others -- particularly the transportation systems -- will be integrated geographically during the remainder of 1999. Accordingly, some of Conrail's systems have been modified to be compatible with NS Rail's systems during the interim period. Moreover, in the Shared Assets Areas, some of Conrail's existing systems still are being used, and, therefore, must be compatible with both NS Rail's and CSX's systems. NS Rail is continuing to work with Conrail and CSX to address compatibility issues.

NS Rail also is working with Conrail and CSX to ensure that certain Conrail computer applications, hardware, and other equipment are Year-2000 compliant. Conrail's core transportation system is being made Year-2000 compliant, with a projected completion date for all programming and testing of September 1999. Conrail's other information technology systems are expected to be replaced by NS Rail and CSX systems by Dec. 1, 1999. A delay in replacing these systems, which are not Year-2000 compliant, could result in their failure. Conrail also has under way a project to inventory, assess, and remediate all of its business-critical enterprise systems that will continue to support its post Closing Date operations. This Conrail project is scheduled for completion in the third quarter of 1999.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Because of this deferral, NS Rail expects to adopt SFAS No. 133 effective Jan. 1, 2001.

LITIGATION

The Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations.

On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company. The verdict was returned in a class action suit involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs.

On May 21, 1999, AGS and four of the nine defendants reached an agreement to settle this litigation. The four remaining defendants are not parties to the settlement agreement, and the litigation will continue against those defendants. Because it involves a class action, the settlement is subject to final approval by the trial court, and to possible appeals.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the Conrail transaction, including the realization and the timing of benefits expected to result from its consummation.

The forward-looking statements contained in this filing speak only as of the date on which they are made, and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date hereof. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

                        PART II - OTHER INFORMATION
                        ---------------------------

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
------    ----------------------------------------------------------

     There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 38 of the Company's 1998 Annual Report on Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     Registrant's annual meeting of stockholders was held on May 25, 1999, at which meeting two directors were elected to the class whose term will expire in 2002.

     The two nominees for directors, who were uncontested, were elected by the following vote:

                            THREE-YEAR TERM
     -----------------------------------------------------------------
                                   FOR            AUTHORITY WITHHELD
                                   ---            ------------------
     Jon L. Manetta         17,533,132 votes            5,403 votes
     Henry C. Wolf          17,533,132 votes            5,403 votes

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

     (a)  Exhibits:

          10.1 Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, that agreement's having been filed electronically as Exhibit 10 to Registrant's Current Report on Form 8-K, dated June 23, 1997.

          10.2 Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, that agreement's having been filed electronically as Exhibit 10 to Registrant's Current Report on Form 8-K, dated June 23, 1997.

          10.3 Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company.

------    --------------------------------

     (a)  Exhibits (continued):

          10.4 Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto.

          10.5  Shared Assets Area Operating Agreement for South
                Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto.

          10.6 Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto.

          10.7 Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto.

          27    Financial Data Schedule

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on April 26, 1999, reporting that on that date, NS would close the sale of a $400 million offering of 6.20 percent Senior Notes due April 15, 2009.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               -----------------------------------------
                                              (Registrant)




Date:  August 11, 1999         /s/ Dezora M. Martin
      -------------------      -----------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date:  August 11, 1999         /s/ John P. Rathbone
      -------------------      -----------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                             INDEX TO EXHIBITS
                             -----------------

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)


Electronic
Submission
Exhibit
Number                             Description
----------      ------------------------------------------------------

   10.1 Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997.

   10.2         Amendment No. 2, dated as of June 1, 1999, to the
                Transaction Agreement, dated June 10, 1997.

   10.3         Operating Agreement, dated as of June 1, 1999.

   10.4 Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999.

   10.5         Shared Assets Area Operating Agreement for South
                Jersey/Philadelphia, dated as of June 1, 1999.

   10.6 Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999.

   10.7         Monongahela Usage Agreement, dated as of June 1, 1999.

   27 Financial Data Schedule (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and Exchange Commission and shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)