Form 10-Q
period 1999-09-30
NORFOLK SOUTHERN RAILWAY CO/VA
filed 1999-11-12
CIK 92275

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------
           Commission file numbers 1-743; 1-3744; 1-4793; 1-5462


                     NORFOLK SOUTHERN RAILWAY COMPANY
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Virginia                               53-6002016
-----------------------------------     ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
       Norfolk, Virginia                           23510-2191
-----------------------------------     ---------------------------------
(Address of principal executive offices)            Zip Code


Registrant's telephone number, including area code   (757) 629-2680
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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                 Outstanding as of October 31, 1999
                -----                 ----------------------------------

     Common Stock (par value $1.00)             16,668,997

                                   INDEX
                                   -----

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

                                                                  Page
                                                                  ----
Part I. Financial Information:

        Item 1.  Consolidated Statements of Income
                 Three Months and Nine Months Ended
                 September 30, 1999 and 1998                         3

                 Consolidated Balance Sheets
                 September 30, 1999, and December 31, 1998           4

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999
                 and 1998                                          5-6

                 Notes to Consolidated Financial Statements       7-11

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations                           12-20

Part II.         Other Information:

        Item 6.  Exhibits and Reports on Form 8-K                   21

Signatures                                                          22

Index to Exhibits                                                   23

                      PART I.  FINANCIAL INFORMATION
                      -------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                  ------------------    -----------------
                                   1999        1998      1999       1998
                                   ----        ----      ----       ----

Railway operating revenues:
 Coal                             $   369     $   321   $   949    $   960
 General merchandise                  864         597     2,210      1,824
 Intermodal                           234         130       519        409
                                  -------     -------   -------    -------
     TOTAL RAILWAY OPERATING
      REVENUES                      1,467       1,048     3,678      3,193
                                  -------     -------   -------    -------
Railway operating expenses:
 Compensation and benefits
  (Note 3)                            571         370     1,472      1,131
 Materials, services, and rents       328         207       818        604
 Conrail rents and services
  (Note 3)                            123          --       166         --
 Depreciation                         117         111       345        325
 Diesel fuel                           74          41       159        134
 Casualties and other claims           36          21       100         73
 Other                                 81          40       237        123
                                  -------     -------   -------    -------
     TOTAL RAILWAY OPERATING
      EXPENSES                      1,330         790     3,297      2,390
                                  -------     -------   -------    -------
       Income from railway
        operations                    137         258       381        803

Other income - net                      4          13        23         67
Interest expense on debt              (11)         (7)      (27)       (18)
                                  -------     -------   -------    -------
       Income before income
        taxes                         130         264       377        852

Provision for income taxes             46          97       134        311
                                  -------     -------   -------    -------

       NET INCOME                 $    84     $   167   $   243    $   541
                                  =======     =======   =======    =======


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                               September 30,  December 31,
                                                   1999          1998
                                               ------------   -----------

ASSETS
Current assets:
 Cash and cash equivalents                       $    23        $    --
 Short-term investments                               13             44
 Accounts receivable, net of allowance for
  doubtful accounts of $5 million and
  $4 million, respectively                           861            508
 Materials and supplies                               74             59
 Deferred income taxes                               132            110
 Other current assets                                129            130
                                                 -------        -------
     Total current assets                          1,232            851

Due from NS - net (Note 3)                            --             43
Investments                                          784            990
Properties less accumulated
 depreciation                                     10,325          9,985
Other assets                                         383            148
                                                 -------        -------
     TOTAL ASSETS                                $12,724        $12,017
                                                 =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt                                 $    83        $    --
 Accounts payable                                    856            577
 Income and other taxes                              147            139
 Due to NS - net (Note 3)                             52             --
 Other current liabilities                           149             73
 Current maturities of long-term debt                154            141
                                                 -------        -------
     Total current liabilities                     1,441            930

Long-term debt (Note 4)                              739            619
Other liabilities                                  1,045            909
Minority interests                                     3              2
Deferred income taxes                              3,565          3,420
                                                 -------        -------
     TOTAL LIABILITIES                             6,793          5,880
                                                 -------        -------
Stockholders' equity:
 Serial preferred stock                               55             55
 Common stock                                        167            167
 Additional paid in capital                          670            548
 Accumulated other comprehensive income
  (Note 5)                                           313            414
 Retained income                                   4,726          4,953
                                                 -------        -------
     TOTAL STOCKHOLDERS' EQUITY                    5,931          6,137
                                                 -------        -------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $12,724        $12,017
                                                 =======        =======

See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                        1999       1998
                                                        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $   243    $   541
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                            346        326
   Deferred income taxes                                   (14)        47
   Nonoperating gains and losses on property
    and investments                                        (14)       (27)
   Changes in assets and liabilities
    affecting operations:
     Accounts receivable                                  (353)         9
     Materials and supplies                                (15)        --
     Other current assets                                   36         31
     Income tax liabilities                                143        188
     Other short-term liabilities                          253        (22)
     Other - net                                           159        (31)
                                                       -------    -------
       Net cash provided by operating activities           784      1,062

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions (Note 4)                              (717)      (644)
 Property sales and other transactions                      46         38
 Investments, including short-term                         (84)       (88)
 Investment sales and other transactions                   153         98
                                                       -------    -------
       Net cash used for investing activities             (602)      (596)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 3)                                         (2)        (2)
 Advances and repayments to NS                            (398)      (404)
 Advances and repayments from NS                            26         54
 Proceeds from long-term borrowings (Note 4)               273          4
 Debt repayments                                           (58)       (51)
                                                       -------    -------
       Net cash used for financing activities             (159)      (399)
                                                       -------    -------
       Net increase in cash and cash equivalents            23         67

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                       --          7
                                                       -------    -------
 At end of period                                      $    23    $    74
                                                       =======    =======



Item 1.   Financial Statements. (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       -----------------
                                                        1999       1998
                                                        ----       ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $    39    $    45
   Income taxes                                        $     4    $    66


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to consolidated financial statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of Sept. 30, 1999, and results of operations and cash flows for the nine months ended Sept. 30, 1999 and 1998.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1998 in the matters as discussed in Note 16, COMMITMENTS AND
     CONTINGENCIES, appearing in the NS Rail Annual Report on
     Form 10-K for 1998, Notes to Consolidated Financial Statements, beginning on page 66.

3.   Related Parties

     General
     -------
     Norfolk Southern Corporation (NS) is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail. In addition, effective Nov. 1, 1998, NS charges
     NS Rail a revenue-based licensing fee (which totaled $55 million for the first nine months of 1999) for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.

     Operations Over Conrail's Lines
     -------------------------------
     NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and thereafter devoted significant effort to prepare for the integration of the respective Conrail routes and assets to be leased to NS Rail and CSX Transportation, Inc. (CSXT).

     On June 1, 1999 (the "Closing Date"), NS Rail and CSXT began operating the Conrail routes and assets leased to them pursuant to operating and lease agreements.

------    --------------------

3.   Related Parties (continued)

     The Operating Agreement between NS Rail and Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NS Rail and has an initial 25-year term, renewable at the option of NS Rail for two five-year terms. Payments under the Operating Agreement are based on appraised values that are subject to adjustment every six years to reflect changes in such values.
     NS Rail also has leased or subleased for varying terms from PRR a number of equipment assets at rentals based on appraised values. NS Rail's payments to PRR under the Operating Agreement and lease agreements currently amount to approximately
     $340 million annually. In addition, all costs necessary to operate and maintain the PRR assets are borne by NS Rail. CSXT has entered into comparable arrangements, for the operation and use of other CRC assets, with another wholly owned CRC subsidiary.

     NS Rail and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NS Rail and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NS Rail and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     As a result of these transactions, both NS Rail's route miles and its employees increased by approximately 50 percent, effective June 1, 1999. NS Rail and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts, and employ the majority of Conrail's former work force. Consequently, NS Rail began to receive all freight revenues and incur all operating expenses on the PRR lines it now operates.

     Since June 1, 1999, difficulties in NS Rail's integration of the PRR routes and assets have affected adversely both revenues and expenses. The higher expenses included the cost of a special incentive program available to unionized employees for much of the third quarter, higher labor costs and equipment rents, and service alteration costs to meet the needs of shippers. A long-term failure by NS Rail to integrate successfully these PRR properties could have a substantial adverse impact on NS Rail's financial position, results of operations, and liquidity.

     Until the Closing Date, NS Rail and CRC had transactions with each other in the course of handling interline traffic. Most of the amounts receivable or payable related to these transactions have been satisfied.

------    --------------------

3.   Related Parties (continued)

     NS Rail provides to Conrail certain general and administrative support functions, the fees for which are billed in accordance with several service-provider arrangements.

     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during a transition period.

     "Other current assets" includes $51 million due from CRC, $39 million of which is for its vacation liability related to the portion of its work force that became NS Rail employees on the Closing Date. NS Rail increased its vacation liability accordingly, and will pay these employees as they take vacation.

     "Accounts payable" includes $82 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     "Short-term debt" represents $83 million of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand.

     NS Rail's second-quarter railway operating expenses included $168 million ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $41 million of such are classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS Rail's balance sheet. Through Sept. 30, 1999, NS Rail has paid $14 million of these costs. In addition, NS Rail has incurred $9 million and expects to incur an additional
     $14 million of costs for relocations of former Conrail employees. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities will also be charged to operating expenses.

------    --------------------

3.   Related Parties (continued)

     Intercompany Accounts
     ---------------------

                               September 30, 1999    December 31, 1998
                               ------------------    -----------------
                                         Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                          ($ in millions)

     Due from NS:
      Advances                  $  282     5%         $  354     5%

     Due to NS:
      Notes and advances           334     6%            311     7%
                                ------                ------
        Due (to) from NS - net  $  (52)               $   43
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

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At Sept. 30, 1999, and Dec. 31, 1998, NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $759 million and $633 million, respectively.

     Cash Required for NS Debt
     -------------------------
     NS has approximately $7 billion of unsecured notes and commercial paper debt outstanding, most of which was issued to finance the cost of the Conrail transaction. A significant portion of the funding for the interest and repayments on this debt is expected to be provided by NS Rail.

------    --------------------

4.   Long-Term Debt

     Equipment Trust Certificates
     ----------------------------
     NS Rail issued equipment trust certificates in March and June 1999 and received net proceeds of $188 million. The certificates mature serially in the years 2000 through 2014, inclusive, and carry a weighted-average interest rate of 6.6 percent. Proceeds were used to acquire locomotives and freight cars, and, at Sept. 30, 1999, $14 million of the proceeds were included in "Other assets" and will be used later in the year to acquire additional equipment.

     Capital Lease Obligations
     -------------------------
     During the first nine months of 1998, NS Rail entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheet as debt and, because they were noncash transactions, were excluded from the Consolidated Statement of Cash Flows.

5.   Comprehensive Income

     NS Rail's total comprehensive income was as follows:

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------     -----------------
                                   1999       1998       1999       1998
                                   ----       ----       ----       ----
                                              ($ in millions)

     Net income                    $ 84       $167       $243       $541
     Other comprehensive income     (77)       (10)      (101)       (22)
                                   ----       ----       ----       ----
      Total comprehensive income   $  7       $157       $142       $519
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

In the following sections, NS Rail provides data for corresponding periods in 1998 and, in some cases, indicates the percent of variance between the 1999 and 1998 data. However, NS Rail cautions that all such data should be considered in light of the substantially different operating contexts to which they relate.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999, NS Rail began operating a portion of Conrail's properties (NS Rail's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 3). As a result, railroad route miles operated by NS Rail and railroad employees increased by approximately 50 percent. Results for the first nine months of 1999 reflect five months (January through May) of operating the former NS Rail system and four months (June through September) of operating the new NS Rail system, which includes the Northern Region.

Since June 1, 1999, system congestion and other difficulties have complicated integration of the new routes. NS Rail has made progress in reducing congestion and continues to work diligently to resolve the operational issues and to reduce and clear the congestion. This effort has required additional labor and equipment resources, and the need for such additional resources is expected to continue until the congestion is cleared. In addition, some freight has been diverted from NS Rail, and, in some cases, NS Rail has incurred service alteration costs to meet the needs of shippers. The resulting decrease in revenues, coupled with increased costs, has negatively affected NS Rail's results since June, and these effects will continue until the operational issues have been resolved. A long-term failure by NS Rail to integrate successfully the Northern Region could have a substantial adverse impact on NS Rail's financial position, results of operations, and liquidity.

RESULTS OF OPERATIONS

Net Income
----------
Net income for the third quarter of 1999 was $84 million, down
$83 million, or 50 percent, compared with the third quarter of 1998. For the first nine months of 1999, net income was $243 million, $298 million, or 55 percent, below last year. The declines in both periods were largely attributable to lower income from railway operations. The system congestion and related traffic diversions arising from the integration difficulties are estimated to have reduced operating income by $175 million in the third quarter and by

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

$267 million since June 1, 1999. In addition, railway operating expenses for the first nine months included $168 million ($103 million after taxes) of costs incurred in the second quarter for contractual obligations, principally to former Conrail employees, and expenses arising from a license of intangible assets owned by NS (see Note 3).

Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1,467 million in 1999 and were $1,048 million in 1998. Railway operating revenues were $3,678 million for the first nine months of 1999, and were $3,193 million for the first nine months of 1998. As shown in the table below, the improvements were principally due to higher traffic volume, largely the result of the commencement of operations in the Northern Region. Traffic diversions related to the operational difficulties resulted in estimated revenue losses of $73 million in the third quarter and $113 million since June 1, 1999, principally in the general merchandise commodity groups.

                                  Third Quarter      First Nine Months
                                  1999 vs. 1998        1999 vs. 1998
                               Increase (Decrease)  Increase (Decrease)
                               -------------------  -------------------
                                          ($ in millions)

     Traffic volume                 $  405               $  488
     Revenue per unit                   14                   (3)
                                    ------               ------
                                    $  419               $  485
                                    ======               ======

Revenues and carloads for the commodity groups were as follows:

                                             Revenues
                               ----------------------------------------
                                 Third Quarter           Nine Months
                                1999      1998         1999      1998
                                ----      ----         ----      ----
                                           ($ in millions)

Coal                           $  369    $  321       $  949    $  960
General merchandise:
   Automotive                     190       129          537       412
   Chemicals                      206       145          520       436
   Paper/clay/forest              159       133          426       409
   Metals/construction            181        97          401       286
   Agr./consumer prod./govt.      128        93          326       281
                               ------    ------       ------    ------
General merchandise               864       597        2,210     1,824
Intermodal                        234       130          519       409
                               ------    ------       ------    ------
   Total                       $1,467    $1,048       $3,678    $3,193
                               ======    ======       ======    ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

                                            Carloads
                               -------------------------------------
                                 Third Quarter        Nine Months
                                1999      1998      1999      1998
                                ----      ----      ----      ----
                                          (In thousands)

Coal                             438       337     1,078       994
General merchandise:
   Automotive                    155       110       446       354
   Chemicals                     129       100       342       304
   Paper/clay/forest             126       111       341       344
   Metals/construction           187        99       404       284
   Agr./consumer prod./govt.     114        86       294       261
                               -----     -----     -----     -----
General merchandise              711       506     1,827     1,547
Intermodal                       565       350     1,337     1,092
                               -----     -----     -----     -----
   Total                       1,714     1,193     4,242     3,633
                               =====     =====     =====     =====

After Dec. 1, 1999, some of the customers NS Rail serves in the Northern Region as successor to CRC contracts can elect to switch to CSXT. Likewise, some of CSXT's customers can switch to NS Rail.
NS Rail does not expect there to be a significant adverse effect from these potential traffic shifts.

Coal
----
Coal revenues were $369 million in the third quarter, versus
$321 million last year, and were $949 million for the first nine months, versus $960 million last year. The increase for the quarter was due to the addition of Northern Region traffic. The decrease for the first nine months reflected lower export coal traffic volume that more than offset the combined effects of the Northern Region traffic volume and increased utility coal tonnage. Revenue yields have been affected by a change in the mix of traffic: Northern Region traffic and increased utility coal shipments (especially new shorter-haul business) and decreased export coal shipments. Total tonnage handled was 45.5 million tons in the third quarter, versus 34.3 million tons last year, and was 111.8 million tons for the first nine months, versus
102.0 million tons last year.  Utility coal tonnage increased
46 percent in the quarter and 23 percent for the first nine months, principally due to the handling of traffic in the Northern Region. Domestic metallurgical coal, coke, and iron ore traffic volume increased 31 percent in the quarter and 3 percent for the first nine months, reflecting Northern Region traffic, partially offset by the effects of increased imports of lower-priced iron ore and steel and coke plant closures in the second quarter of 1998. Export coal tonnage fell

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

20 percent for the quarter and 31 percent for the first nine months, reflecting continued strong competition and weak demand in overseas markets and a strong U.S. dollar.

Fourth-quarter coal revenues are expected to be adversely affected by weak demand for export coal. However, with the addition of traffic in the Northern Region, total coal revenues are expected to be higher than in the same period last year.

A recent decision by a federal district court judge in West Virginia holds that some common mining practices in the coal industry are illegal. If sustained, the decision could have an adverse effect on coal mining operations and on NS Rail's coal traffic and revenues.

General Merchandise
-------------------
General merchandise revenues were $864 million in the third quarter, versus $597 million last year, and were $2,210 million for the first nine months, versus $1,824 million last year. Traffic volume increased 40 percent for the quarter and 18 percent for the first nine months, principally due to the addition of traffic in the Northern Region. Average revenue per unit increased 3 percent for both periods, due to a longer average haul and an overall favorable change in traffic mix.

Fourth-quarter general merchandise revenues are expected to exceed those of last year, continuing to reflect Northern Region traffic.

Intermodal
----------
Intermodal revenues were $234 million in the third quarter, versus $130 million last year, and were $519 million for the first nine months, versus $409 million last year. Traffic volume increased
61 percent for the quarter and 22 percent for the first nine months, largely due to the addition of Northern Region traffic. Average revenue per unit increased 11 percent in the quarter and 4 percent for the first nine months, due to the effects of a favorable change in the mix of traffic.

Fourth-quarter intermodal revenues are expected to be well above those of last year, continuing to reflect the Northern Region traffic.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1,330 million, up
$540 million, or 68 percent, compared with last year. For the first nine months, railway operating expenses were $3,297 million, up
$907 million, or 38 percent. Both increases reflected the commencement of operations in the Northern Region. It is estimated that additional costs of $116 million in the quarter and $176 million for the first nine months were incurred related to integration difficulties. Expenses for the first nine months also included
$168 million for the contractual obligations assumed in the second quarter that principally resulted from employing a significant portion of Conrail's former work force.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

"Compensation and benefits" expense increased $201 million, or 54 percent, in the third quarter, and $341 million, or 30 percent, for the first nine months. The third-quarter increase was attributable to:
(1) the 50 percent increase in NS Rail's work force in June, upon commencement of operations in the Northern Region; and (2) costs associated with integration difficulties, principally a special work incentive program that increased expenses $49 million. The program was in effect for much of the third quarter, and the incentives, newly-issued Norfolk Southern Common Stock, will be paid in the fourth quarter. The increase for the first nine months was due to the items cited for the quarter as well as the contractual obligations incurred in employing a substantial portion of Conrail's work force. The effects of these increases were partially mitigated by lower performance-based incentive compensation.

"Materials, services, and rents" increased $121 million, or 58 percent, in the third quarter, and $214 million, or 35 percent, for the first nine months. Both increases reflected the commencement of operations in the Northern Region, including expenses arising from integration difficulties such as higher equipment rents, expenses related to short-term locomotive leases, and costs for alternate transportation to meet the critical needs of customers.

"Conrail rents and services," a new category of expense, amounted to $123 million in the third quarter and $166 million for the first nine months. This item includes amounts due to PRR and CRC related to:
(1) use of their operating properties and equipment, (2) CRC's operation of the Shared Assets Areas, and (3) CRC's operation of certain transition facilities.

"Diesel fuel" expense increased $33 million, or 80 percent, in the third quarter, and $25 million, or 19 percent, for the first nine months. Consumption increased 39 percent for the quarter and 15 percent for the first nine months, principally due to the higher traffic volume resulting from operations in the Northern Region. The average price per gallon increased 32 percent in the quarter and 3 percent for the first nine months.

"Casualties and other claims" increased $15 million, or 71 percent, in the third quarter, and $27 million, or 37 percent, for the first nine months. Both increases were principally attributable to the commencement of operations in the Northern Region. The increase for the first nine months also reflected a settlement in the first quarter related to an environmental site in Slidell, La., and damages to automobiles being transported in a train that derailed in the first quarter.

"Other" expenses increased $41 million, or 103 percent, in the third quarter, and $114 million, or 93 percent, for the first nine months. Both increases resulted largely from a licensing fee for use of certain intangible assets owned by NS that became effective Nov. 1, 1998 (see Note 3) and the commencement of operations in the Northern Region, including costs to relocate former Conrail employees.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

The railway operating ratio was 90.7 percent in the third quarter, versus 75.4 percent last year, and was 89.6 percent for the first nine months, versus 74.9 percent last year. It is estimated that the combination of integration difficulties and related system congestion and traffic diversions increased the railway operating ratio by about
10.9 percentage points in the third quarter and 6.6 percentage points for the first nine months. The $168 million of contractual obligations and commitments increased the railway operating ratio for the first nine months by 4.5 percentage points. The remaining increases in the railway operating ratio were principally attributable to the change in traffic mix related to the increased resource-intensive traffic, such as automotive and intermodal, and the new traffic in the Northern Region, coupled with decreased export coal traffic, and the licensing fee included in "Other" expenses.

The railway operating ratio is expected to continue to be affected adversely until service and operations improve.

Other Income - Net
------------------
"Other income - net" was $9 million lower in the third quarter and was $44 million lower for the first nine months. The decreases for both periods were principally due to lower interest income. Lower gains from the sale of properties and investments also contributed to the decrease for the first nine months.

FINANCIAL CONDITION AND LIQUIDITY

                                     September 30,       December 31,
                                         1999                1998
                                     ------------        -----------
                                              ($ in millions)

     Cash and short-term investments    $  36               $  44
     Debt-to-total capitalization          14.1%               11.0%

CASH PROVIDED BY OPERATING ACTIVITIES is NS Rail's principal source of liquidity. The decrease in "Net cash provided by operating activities" in the first nine months of 1999 was principally due to lower income from railway operations, mitigated by lower income tax payments. The large changes in "Accounts receivable" and "Other short-term liabilities" in the 1999 cash flow statement primarily resulted from the June 1 commencement of operations in the Northern Region. In addition, collection of accounts receivable has slowed. The large change in "Other - net" resulted from the accrual of the contractual obligations discussed above.

CASH USED FOR INVESTING ACTIVITIES increased slightly for the first nine months of 1999, compared with the same period last year. Capital expenditures were 4 percent lower in the current year; however, "Property additions" increased 11 percent, reflecting a change in financing methods: in 1999, locomotives and freight cars were financed through the sale of

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

equipment trust certificates (see Note 4); in 1998, locomotives were acquired under capital leases, which were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions.
"Investment sales and other transactions" includes proceeds from borrowing against the net cash surrender value of company-owned life insurance.

CASH USED FOR FINANCING ACTIVITIES in 1999 included proceeds from the sale of equipment trust certificates (see Note 4).

YEAR-2000 COMPLIANCE

General
-------
In October 1995, NS Rail initiated a project to review and modify, as necessary, its computer applications, hardware, and other equipment to make them Year-2000 compliant. NS Rail has engaged outside consultants and independent contractors to assist with its Year-2000 project. The progress of the project is reviewed regularly by NS Rail's senior management and by the Audit Committee of NS' Board of Directors. The project is organized into three principal areas:
mainframe systems, nonmainframe systems, and enterprise systems
(operations and embedded processors), and for each such system involves: inventory, assessment, remediation, testing, and implementation. NS Rail has incorporated all critical PRR assets it now operates into the project.

State of Readiness
------------------
For mainframe systems, all noncompliant business-critical applications have been remediated, unit tested, and placed back into production (implemented). System integration testing continues and is expected to be completed by year-end.

For nonmainframe and enterprise systems, all business-critical items have been remediated and system testing is substantially complete.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

NS Rail's in-house programming resources have been used for Year-2000 compliance efforts. The effects of deferring other information technology projects to accommodate the Year-2000 effort have been minor. Incremental costs incurred through Sept. 30, 1999, which were expensed, are immaterial to NS Rail's results of operations. Total incremental costs are expected to be approximately $25 million.

Contingency Plans
-----------------
The project includes system testing, as appropriate, to substantiate that remediation successfully addresses Year-2000 compliance. NS Rail has established a series of initiatives to focus on business-critical items to enable rail operations to continue in the event of a Year-2000 problem. In addition, contingency plans are being developed where warranted. NS Rail intends to establish a command center at year-end to monitor and provide corrective action into the Year-2000, as necessary.

Conrail
-------
NS Rail is implementing its own information technology systems on the portion of Conrail's routes and assets it is operating. A majority of these systems have been implemented and are now operational; two remaining geographical areas are scheduled to have NS Rail's transportation systems implemented prior to Dec. 7, 1999. In the Shared Assets Areas, some of Conrail's existing transportation systems will continue to be used and, therefore, were remediated, unit tested, and placed back into production. Testing between NS Rail and Conrail is expected to be completed in November.

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

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations. (continued)
          -------------------------

involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when the chemical butadiene leaked from a tankcar.

The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car, and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs.

AGS and five of the nine defendants reached an agreement to settle this litigation. The three remaining defendants are not parties to the settlement agreement, and the litigation will continue against those defendants. Because it involves a class action, the settlement is subject to final approval by the trial court, and to possible appeals.

While the final outcome of this matter and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations, or liquidity.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, that are based on current expectations, estimates, and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to Year-2000 compliance and to the effects of the Conrail integration, including the estimates of revenue losses and additional expenses incurred to date, as well as the realization and the timing of benefits expected to result from the operation of PRR assets.

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

                        PART II.  OTHER INFORMATION
                        ---------------------------

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Reports on Form 8-K:

               A report on Form 8-K was filed on July 8, 1999, reporting that, in connection with the integration of the Conrail properties being operated by NS Rail, NS Rail had made available incentives to employees covered by collective bargaining agreements.

               A report on Form 8-K was filed on July 14, 1999, reporting that preliminary calculations indicated that Norfolk Southern Corporation's earnings per share for the second quarter would be below the analysts' consensus.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NORFOLK SOUTHERN RAILWAY COMPANY
                               --------------------------------------
                               (Registrant)




Date: November 10, 1999        /s/ Dezora M. Martin
      -----------------        --------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date: November 10, 1999        /s/ John P. Rathbone
      -----------------        --------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                             INDEX TO EXHIBITS
                             -----------------

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Electronic
Submission
Exhibit
Number                     Description                            Page
----------     -------------------------------------------        ----

   27          Financial Data Schedule.                             24

               (This exhibit is required to be
               submitted electronically pursuant to
               the rules and regulations of the
               Securities and Exchange Commission and
               shall not be deemed filed for purposes
               of Section 11 of the Securities Act
               of 1933 or Section 18 of the Securities
               Exchange Act of 1934).