Form 10-K405
period 1999-12-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 2000-03-06
CIK 92275

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                       ---------------------------

                              FORM 10-K405

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                     ----------------     ----------------
          Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

                    NORFOLK SOUTHERN RAILWAY COMPANY
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Virginia                                  53-6002016
------------------------------------------------  ---------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

Three Commercial Place, Norfolk, Virginia           23510-2191
------------------------------------------------  ---------------------
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  (757) 629-2680
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2000: $34,737,626.

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2000: 16,668,997.

                  DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement (to be dated April 14, 2000), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                            -----------------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

                                                                  Page
                                                                  ----

Part I.   1. Business                                                4

          2. Properties                                              4

          3. Legal Proceedings                                      16

          4. Submission of Matters to a Vote of Security Holders    16

             Executive Officers of the Registrant                   17

Part II.  5. Market for Registrant's Common Stock and
              Related Stockholder Matters                           23

          6. Selected Financial Data                                24

          7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations         25

         7A. Quantitative and Qualitative Disclosures
              About Market Risk                                     39

          8. Financial Statements and Supplementary Data            40

          9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                66

Part III.10. Directors and Executive Officers of the Registrant     67

         11. Executive Compensation                                 67

         12. Security Ownership of Certain Beneficial Owners
              and Management                                        67

         13. Certain Relationships and Related Transactions         67

Part IV. 14. Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                                   68

             Index to Consolidated Financial Statement Schedule     68

Power of Attorney                                                   73

Signatures                                                          73

Exhibit Index                                                       77

                                 PART I
                                 ------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

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

     There remain issued and outstanding as of Dec. 31, 1999, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible and is traded on the New York Stock Exchange. As of Dec. 31, 1999, NS held a total of 176,705 shares of Series A Stock; consequently, as of the same date, NS held
94.8 percent of the voting stock of Norfolk Southern Railway.

     OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern Railway and CSX Corporation (CSX), through its railroad subsidiary, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2 on Page 48, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

     Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Va. Also, the leasing arrangements with PRR augmented Norfolk Southern Railway's locomotive, freight car and intermodal fleet.

     OPERATIONS - As of Dec. 31, 1999, NS Rail operated approximately 21,800 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, NS Rail operates almost 17,000 miles of passing, industrial, yard and side tracks.

     In addition to the lines leased from Conrail previously discussed, NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operates over trackage owned by North Carolina Railway Company (NCRR).

     The Cincinnati-Chattanooga lease, covering about 335 miles, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.

     Operations over the approximately 330 miles of tracks of NCRR, previously under a 100-year lease which expired on Dec. 31, 1994, are now under a trackage rights agreement. The term of the agreement is 15 years with NS Rail having the right to renew for two additional 15-year periods. The new arrangement resolved all outstanding litigation between NS Rail and NCRR and settled a number of contested real property issues. The agreement also includes very broad dispute resolution provisions.

     NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and to and from the rest of the United States and parts of Canada. These lines also transport overseas freight through several Atlantic and Gulf Coast ports. Atlantic ports served by NS Rail include: Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/Camden, New Jersey; Wilmington, Delaware; and the Ports of New York/New Jersey. Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

     NS Rail's lines reach most of the larger industrial and trading centers of the Southeast, East and Midwest, with the exception of those in central and southern Florida. Atlanta, Birmingham, New Orleans, Memphis, St. Louis, Kansas City (Missouri), Chicago, Detroit, Cincinnati, Buffalo, Norfolk, Charleston, Savannah, Jacksonville, Cleveland, Newark, Pittsburgh, Philadelphia and Baltimore are among the leading centers originating and terminating freight traffic on the system. In addition, a haulage arrangement with Florida East Coast Railway Company allows NS Rail to provide single-line service to and from south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale. The system's lines also reach many individual industries, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania) and businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); and Washington, D.C./Hagerstown, Maryland, to New Orleans (via Atlanta and Birmingham); and the New Jersey area to Chicago (via Allentown and Pittsburgh).

     Buffalo, Chicago, Hagerstown, Jacksonville, Kansas City, Memphis, New Orleans and St. Louis are major gateways for interterritorial system traffic.

     RAILWAY OPERATING REVENUES - NS Rail's total railway operating revenues were $5.1 billion in 1999. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table:

                                   Year Ended December 31,
Principal Sources of ------------------------------------------------
Railway Operating
Revenues               1999     1998     1997     1996     1995
--------------------   ----     ----     ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues             $1,315   $1,252   $1,301   $1,305   $1,268
   % of total revenues     26%      30%      31%      32%      32%
  Shipments             1,519    1,310    1,324    1,310    1,267
   % of total
    shipments              25%      27%      28%      29%      29%
  Revenue Yield        $  866   $  956   $  983   $  996   $1,001

AUTOMOTIVE
  Revenues             $  740   $  566   $  492   $  489   $  449
   % of total revenues     14%      13%      11%      12%      11%
  Shipments               612      487      361      354      328
   % of total
    shipments              10%      10%       8%       8%       7%
  Revenue Yield        $1,209   $1,162   $1,364   $1,379   $1,368

CHEMICALS
  Revenues             $  720   $  574   $  585   $  560   $  541
   % of total revenues     14%      13%      14%      14%      14%
  Shipments               475      401      405      385      374
   % of total
    shipments               8%       8%       8%       8%       8%
  Revenue Yield        $1,516   $1,431   $1,446   $1,456   $1,447

PAPER/CLAY/FOREST
  Revenues             $  575   $  534   $  539   $  513   $  537
   % of total revenues     11%      13%      13%      12%      13%
  Shipments               465      445      457      438      459
   % of total
    shipments               8%       9%       9%      10%      10%
  Revenue Yield        $1,237   $1,200   $1,178   $1,171   $1,170




                                   Year Ended December 31,
Principal Sources of ------------------------------------------------
Railway Operating
Revenues               1999     1998     1997     1996     1995
--------------------   ----     ----     ----     ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

METALS/CONSTRUCTION
  Revenues             $  562   $  373   $  368   $  354   $  349
   % of total revenues     11%       9%       9%       9%       8%
  Shipments               587      372      374      359      367
   % of total
    shipments              10%       8%       8%       8%       8%
  Revenue Yield        $  957   $1,003   $  985   $  986   $  951

AGR./CONSUMER PRODUCTS/
 GOVT.
  Revenues             $  453   $  383   $  391   $  393   $  394
   % of total revenues      9%       9%       9%       9%      10%
  Shipments               407      355      366      376      391
   % of total
    shipments               7%       8%       8%       8%       9%
  Revenue Yield        $1,113   $1,079   $1,065   $1,045   $1,007

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues             $  749   $  539   $  547   $  487   $  474
   % of total revenues     15%      13%      13%      12%      12%
  Shipments             1,896    1,443    1,472    1,331    1,263
   % of total
    shipments              32%      30%      31%      29%      29%
  Revenue Yield        $  395   $  374   $  372   $  366   $  376

Total Railway
 Operating Revenues    $5,114   $4,221   $4,223   $4,101   $4,012
Total Railway
 Shipments              5,961    4,813    4,759    4,553    4,449
Railway Revenue
 Yield                 $  858   $  877   $  887   $  901   $  902


Note: Other railway revenues (principally switching and demurrage) have been allocated to revenues reported for each commodity group.

      Shipments include general merchandise and coal rail carloads and intermodal rail and RoadRailer(RT) units.

     COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail's largest commodity group as measured by revenues. NS Rail originated 138 million tons of coal, coke and iron ore in 1999 and handled a total of 158 million tons. Originated tonnage and total tons handled increased due to the commencement of operations in the Northern Region. Revenues from coal, coke and iron ore account for about 26 percent of NS Rail's total railway operating revenues.

     The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

                     Tons of Coal, Coke and Iron Ore (Millions)
                     ------------------------------------------

                      1999    1998      1997      1996      1995
                      ----    ----      ----      ----      ----

     Originated       138     119       119       117       114
     Received          20      15        15        13        11
                      ---     ---       ---       ---       ---
     Handled          158     134       134       130       125
                      ===     ===       ===       ===       ===

     Of the 138 million tons of coal, coke and iron ore originated on NS Rail's lines in 1999, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------

          West Virginia               45
          Virginia                    31
          Kentucky                    24
          Pennsylvania                15
          Indiana                      7
          Ohio                         6
          Alabama                      4
          Illinois                     3
          Tennessee                    1
          Other                        2
                                     ---
                                     138
                                     ===

     Of the 158 million tons handled, approximately 18 million moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 22 million moved to domestic and Canadian steel industries; 108 million of steam coal moved to electric utilities; and 10 million moved to other industrial and miscellaneous users.

     NS Rail moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 7 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

     Total coal handled through all system ports in 1999 was 38 million tons. Of this total, 53 percent, or 20 million tons
(including coastwise traffic), moved through Lamberts Point, a 26 percent decrease compared with the 27 million tons handled in 1998.

     The quantities of NS Rail export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                           (Millions of tons)
                   ----------------------------------

             1999      1998      1997      1996      1995
             ----      ----      ----      ----      ----
              17        24        28        26        25

     See the discussion of coal traffic, by type of coal, in Part II,
Item 7, "Management's Discussion and Analysis."

     MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government. Total merchandise revenues in 1999 were $3.9 billion, a 31 percent increase, compared with 1998. Merchandise carloads and intermodal units handled in 1999 were 4.44 million, compared with
3.50 million handled in 1998, an increase of 27 percent. The increases in revenues and carloads reflect the commencement of operations in the Northern Region.

     In 1999, 136 million tons of merchandise freight, or approximately 67 percent of total merchandise tonnage handled by NS Rail, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

     Revenues in all six market groups comprising merchandise traffic increased in 1999, due to the commencement of operations in the Northern Region.

     See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

     OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations for the past five years, including operations in the Northern Region that commenced June 1, 1999:

                                      Year Ended December 31,
                            --------------------------------------------
                            1999      1998      1997      1996      1995
                            ----      ----      ----      ----      ----

Revenue ton miles (billions)    165       133       136       130       127
Freight train miles
 traveled (millions)           61.5      53.0      49.7      49.4      48.5
Revenue per ton mile        $0.0314   $0.0316   $0.0311   $0.0316   $0.0317
Revenue tons per train        2,691     2,517     2,732     2,625     2,611
Revenue ton miles
 per man-hour worked          2,560     2,635     2,905     2,764     2,679
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues           86.2%     75.1%     71.3%     71.6%     73.5%

     FREIGHT RATES - In 1999, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

     In 1999, NS Rail was found by the STB not to be "revenue adequate" based on results for the year 1998. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

     PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS Rail's lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Charlotte and Selma, North Carolina. Commuter trains are operated on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS Rail also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since June 1, 1999, Norfolk Southern Railway Company has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania. All of these services are under contracts providing for reimbursement of related expenses incurred by NS Rail.

     Also since June 1, 1999, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railway Company and Maryland DOT. Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

     In addition, through its operation of PRR's routes, Norfolk Southern Railway provides freight service over lines with significant ongoing Amtrak and commuter passenger operations, and conducts freight operations over some trackage owned by Amtrak or by commuter entities.

     RAILWAY PROPERTY:

     EQUIPMENT - As of December 31, 1999, NS Rail owned or leased the following units of equipment:

                                Number of Units
                         ----------------------------      Capacity
                         Owned*     Leased**    Total    of Equipment
                         -----      ------      -----    ------------

Type of Equipment
-----------------
Locomotives:                                             (Horsepower)
  Multiple purpose        2,232       949        3,181    10,315,300
  Switching                 110       113          223       325,800
  Auxiliary units            59        18           77            --
                         ------    ------      -------    ----------
    Total locomotives     2,401     1,080        3,481    10,641,100
                         ======    ======      =======    ==========

Freight Cars:                                                (Tons)
  Hopper                 20,605     5,796       26,401     2,773,704
  Box                    18,993     5,657       24,650     1,914,567
  Covered Hopper         12,073     3,737       15,810     1,711,311
  Gondola                28,591    12,534       41,125     4,380,293
  Flat                    4,181     1,035        5,216       392,663
  Caboose                   190        78          268            --
  Other                     793        --          793        63,656
                         ------    ------      -------    ----------
    Total freight cars   85,426    28,837      114,263    11,236,194
                         ======    ======      =======    ==========

Other:
  Work equipment          6,005     2,151        8,156
  Vehicles                3,685     1,720        5,405
  Highway trailers
   and containers         1,871     5,319        7,190
  Miscellaneous           1,497     6,404        7,901
                         ------    ------      -------
    Total other          13,058    15,594       28,652
                         ======    ======      =======

     * Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

     ** Includes 1,020 locomotives, 20,351 freight cars and 3,880 units of other equipment leased from PRR.

     In addition, NS Rail has leased locomotives to meet immediate needs. As of Dec. 31, 1999, NS Rail had 555 units under several short-term leases, most of which expire in the first quarter of 2000.

     The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 1999:

                                    Year Built
             -----------------------------------------------------------
                                           1989-  1983-  1982 &
              1999 1998   1997 1996 1995   1994   1988   Before  Total
              ---- ----   ---- ---- ----   ----   ----   ------  -----

Locomotives:
 Number of
  units        147    119  120  119    125    289    327   1,155   2,401
 Percent of
  fleet          6      5    5    5      6     12     13      48    100%

Freight cars:
 Number of
  units        438  1,167  531  787  1,036  6,610  1,335  73,522  85,426
 Percent of
  fleet          1      1    1    1      1      8      1      86    100%

     The average age of the freight car fleet at Dec. 31, 1999, was
24.4 years. During 1999, 423 freight cars were retired. As of Dec. 31, 1999, the average age of the locomotive fleet was 15.4 years. During 1999, 13 locomotives, the average age of which was 22.7 years, were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

     Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio has declined more recently as a result of a disposition program for underutilized, unserviceable and overage revenue cars. In this connection, an orderly disposition of 17,000 freight cars, begun in October 1994, was completed in 1997. The locomotive bad order ratio rose in 1997, particularly in the early months of the year, as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a level nearer that of prior years. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures.

                                    Annual Average Bad Order Ratio
                                   --------------------------------
                                   1999  1998   1997   1996   1995
                                   ----  ----   ----   ----   ----
Freight Cars (excluding cabooses):
  NS Rail                          3.3%  4.1%   4.6%   4.8%   5.8%

Locomotives:
  NS Rail                          5.3%  4.3%   5.0%   4.5%   4.7%

     TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the approximately 31,900 miles of track maintained as of Dec. 31, 1999, about 21,800 were laid with welded rail.

     The density of traffic on running tracks (main line trackage plus passing tracks) during 1999 was as follows:

                Gross tons of
                freight carried
                per track mile      Track miles of     Percent
                (Millions)          running tracks*    of total
                ---------------     --------------     --------

                0-4                     9,070             39
                5-19                    6,561             29
                20 and over             7,372             32
                                       ------            ---
                                       23,003            100
                                       ======            ===

     * Excludes trackage rights and includes track in the Northern Region, where operations commenced June 1, 1999.

     The following table summarizes certain information about track roadway additions and replacements during the past five years:

                                   1999   1998    1997   1996    1995
                                   ----   ----    ----   ----    ----

     Track miles of rail installed   403    429     451    401     403
     Miles of track surfaced       5,087  4,715   4,703  4,686   4,668
     New crossties installed
      (millions)                     2.3    2.0     2.2    1.9     2.0

     MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 8,140 radio path miles, 430 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

     TRAFFIC CONTROL - Of a total of 21,800 road miles operated by NS Rail, excluding trackage rights over foreign lines, 8,370 road miles are governed by centralized traffic control systems (of which 1,000 miles are controlled by data radio from 78 microwave site locations and 460 miles are cab-signal only) and 3,070 road miles are equipped for automatic block system operation.

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

     OTHER - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

     ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $930 million as of Dec. 31, 1999, and $728 million at Dec. 31, 1998.

     CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

                                    Capital Expenditures
                         -------------------------------------------
                         1999     1998     1997     1996     1995
                         ----     ----     ----     ----     ----
                                (In millions of dollars)

     Road                $  559   $  583   $  580   $  428   $  379
     Equipment              356      419      304      326      333
     Other property          --       --       --       --        1
                         ------   ------   ------   ------   ------
           Total         $  915   $1,002   $  884   $  754   $  713
                         ======   ======   ======   ======   ======

     Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2000, NS Rail has budgeted approximately $747 million of capital spending. In addition, NS Rail plans to enter into a lease financing arrangement for 150 new locomotives, and NS Rail expects to lease 475 articulated bilevels for automotive service.

     ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 37 in Part II, Item 7, "Management's Discussion and Analysis," and in Note 15 to the Consolidated Financial Statements on Page 62.

     EMPLOYEES - NS Rail employed an average of 30,897 employees in 1999, compared with an average of 24,185 in 1998 (including Norfolk Southern Corporation's employees whose primary duties relate to rail operations). The increase reflects the substantial number of Conrail employees that became NS Rail employees on June 1, 1999. The approximate average cost per employee during 1999 was $48,600 in wages and $17,400 in employee benefits.

     Approximately 85 percent of NS Rail's employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. See the discussion of "Labor
Agreements" on Page 38 in Part II, Item 7, "Management's Discussion and Analysis."

     GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the STB, which succeeded the ICC on Jan. 1, 1996. The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines. The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers. The Department of Transportation regulates certain track and mechanical equipment standards.

     The relaxation of economic regulation of railroads, begun over a decade ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB, and additional rail business could be exempted from regulation in the future. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. About 80 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

     Efforts may be made in 2000 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

     COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are increasingly important considerations, especially for higher-valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

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

Item 3.   Legal Proceedings.
------    -----------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant.
------------------------------------

     Norfolk Southern Railway's officers are elected annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of February 1, 2000, relating to these officers:

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

David R. Goode, 59,                 Present position since September
 President and                        1992.  Also, Chairman, President,
 Chief Executive Officer              and Chief Executive Officer of
                                      Norfolk Southern Corporation since
                                      September 1992.

L. I. Prillaman, 56,                Present position since August 1998.
 Vice President and                   Also, Vice Chairman and Chief
 Chief Marketing Officer              Marketing Officer of Norfolk
                                      Southern Corporation since August
                                      1998.  Served as Vice President and
                                      Chief Traffic Officer of Norfolk
                                      Southern Railway and Executive Vice
                                      President-Marketing of Norfolk
                                      Southern Corporation from October
                                      1995 to August 1998, and prior
                                      thereto was Vice President-
                                      Properties.

Stephen C. Tobias, 55,              Present position since August 1998.
 Vice President and                   Also, Vice Chairman and Chief
 Chief Operating Officer              Operating Officer of Norfolk
                                      Southern Corporation since August
                                      1998, and prior thereto was Vice
                                      President of Norfolk Southern
                                      Railway and Executive Vice
                                      President-Operations of Norfolk
                                      Southern Corporation.

Henry C. Wolf, 57,                  Present position since August 1998.
 Vice President and                   Also, Vice Chairman and Chief
 Chief Financial Officer              Financial Officer of Norfolk
                                      Southern Corporation since August
                                      1998, and prior thereto was Vice
                                      President-Finance of Norfolk
                                      Southern Railway and Executive Vice
                                      President-Finance of Norfolk
                                      Southern Corporation.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

Paul N. Austin, 56,                 Present position since September
 Vice President-Human Resources       1998.  Also, Vice President and
                                      Assistant to Chairman, President
                                      and Chief Executive Officer of
                                      Norfolk Southern Corporation since
                                      November 1, 1999.  Served as Vice
                                      President-Human Resources and
                                      Assistant to Chairman of Norfolk
                                      Southern Corporation from September
                                      1998 to November 1999, and prior
                                      thereto was Vice President-
                                      Personnel and Assistant to
                                      Chairman.

James C. Bishop, Jr., 63,           Present position since March 1996.
 Vice President-Law                   Also, Executive Vice President-Law
                                      of Norfolk Southern Corporation
                                      since March 1996, and prior thereto
                                      was Vice President-Law.

R. Alan Brogan, 59,                 Present position since April 1998.
 Vice President-Corporate             Also, Executive President Norfolk
                                      Southern Intermodal since
                                      December 1, 1999, and prior thereto
                                      was Vice President-Transportation
                                      Logistics of Norfolk Southern
                                      Railway and Executive Vice
                                      President-Corporate of Norfolk
                                      Southern Corporation.

David A. Cox, 64,                   Present position since December
 Vice President-Properties            1995.  Also, Senior Vice President-
                                      Properties and Development of
                                      Norfolk Southern Corporation since
                                      October 1, 1999, and prior thereto
                                      was Vice President-Properties.

Timothy P. Dwyer, 50,               Present position since August 1998.
 Vice President-Marketing Services    Also, Vice President-Marketing
                                      Services of Norfolk Southern
                                      Corporation since August 1998.
                                      Served as Senior Vice President-
                                      Operations of Conrail from June
                                      1998 to August 1998, and prior
                                      thereto was Senior Vice President-
                                      Unit Train Service Group of
                                      Conrail.

Nancy S. Fleischman, 52,            Present position since August 1997.
 Vice President                       Also, Vice President of Norfolk
                                      Southern Corporation since August
                                      1997, and prior thereto was
                                      Assistant Vice President-Strategic
                                      Planning.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

Robert C. Fort, 55,                 Present position since December 1996.
 Vice President-Public Relations      Also, Vice President-Public
                                      Relations of Norfolk Southern
                                      Corporation since December 1996,
                                      and prior thereto was Assistant
                                      Vice President-Public Relations.

John W. Fox, Jr., 52,               Present position since October 1995.
 Vice President-Coal Marketing        Also, Senior Vice President-Coal
                                      Marketing of Norfolk Southern
                                      Corporation since December 1, 1999,
                                      and prior thereto was Vice
                                      President-Coal Marketing.

William A. Galanko, 43              Present position since January 15,
 Vice President                       2000.  Also Vice President-Taxation
                                      of Norfolk Southern Corporation
                                      since November 1, 1999, and prior
                                      thereto was Tax Counsel.

Lewis D. Hale, Jr., 53,             Present position since August 1998.
 Vice President-Transportation        Also, Vice President-Transportation
                                      of Norfolk Southern Corporation
                                      since August 1998.  Served as
                                      Assistant Vice President-Mechanical
                                      from December 1995 to August 1998,
                                      and prior thereto was General
                                      Manager Western Region.

James A. Hixon, 46,                 Present position since June 1993.
 Vice President-Taxation              Also, Senior Vice President-
                                      Employee Relations of Norfolk
                                      Southern Corporation since
                                      November 1, 1999, and prior thereto
                                      was Vice President-Taxation.

Thomas C. Hostutler, 63,            Present position since August 1998.
 Vice President-Internal Audit        Also, Vice President-Internal Audit
                                      of Norfolk Southern Corporation
                                      since August 1998, and prior
                                      thereto was Senior Assistant Vice
                                      President-Corporate Accounting.

H. Craig Lewis, 55,                 Present position since August 1998.
 Vice President-Corporate Affairs     Also, Vice President-Corporate
                                      Affairs of Norfolk Southern
                                      Corporation since August 1998.
                                      Served as Regional Vice President
                                      from August 1997 to August 1998,
                                      and prior thereto was a partner in
                                      a Pennsylvania law firm.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

Jon L. Manetta, 61,                 Present position since June 2, 1999.
 Vice President-Operations            Also, Senior Vice President-
                                      Operations of Norfolk Southern
                                      Corporation since August 1998.
                                      Served as Senior Vice President-
                                      Operations from August 1998 to
                                      June 2, 1999, of Norfolk Southern
                                      Railway and Vice President-
                                      Transportation & Mechanical of
                                      Norfolk Southern Corporation from
                                      December 1995 to August 1998, and
                                      prior thereto was Vice President-
                                      Transportation.

Mark D. Manion, 47,                 Present position since August 1998.
 Vice President-Mechanical            Also, Vice President-Mechanical of
                                      Norfolk Southern Corporation since
                                      August 1998.  Served as General
                                      Manager Western Region from
                                      December 1995 to August 1998, and
                                      prior thereto was Assistant Vice
                                      President-Transportation.

Harold C. Mauney, Jr., 61,          Present position since August 1997.
 Vice President-Public Affairs        Also, Vice President-Public Affairs
                                      of Norfolk Southern Corporation
                                      since August 1997.  Served as Vice
                                      President-Operations Planning and
                                      Budget of Norfolk Southern Railway
                                      and Norfolk Southern Corporation
                                      from December 1996 to August 1997,
                                      and prior thereto was Vice
                                      President-Quality Management.

Donald W. Mayberry, 56,             Present position since December 1995.
 Vice President-Research and Tests    Also, Vice President-Research and
                                      Tests of Norfolk Southern
                                      Corporation since December 1995,
                                      and prior thereto was Vice
                                      President-Mechanical.

James W. McClellan, 60,             Present position since June 2, 1999.
 Vice President-Planning              Also, Senior Vice President-
                                      Planning of Norfolk Southern
                                      Corporation since August 1, 1998.
                                      Served as Senior Vice President-
                                      Planning of Norfolk Southern
                                      Railway from August 1998 to June 2,
                                      1999, and prior thereto was Vice
                                      President-Strategic Planning.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

Kathryn B. McQuade, 43,             Present position since August 1998.
 Vice President-Financial Planning    Also, Vice President-Financial
                                      Planning of Norfolk Southern
                                      Corporation since August 1998, and
                                      prior thereto was Vice President-
                                      Internal Audit.

Charles W. Moorman, 48,             Present position since October 1993.
 Vice President-Information           Also, President Thoroughbred
 Technology                           Technology and Communications, Inc.
                                      of Norfolk Southern Corporation
                                      since October 1, 1999, and prior
                                      thereto was Vice President-
                                      Information Technology.

Phillip R. Ogden, 59,               Present position since June 2, 1999.
 Vice President-Engineering           Also, Senior Vice President-
                                      Engineering of Norfolk Southern
                                      Corporation since August 1, 1998.
                                      Served as Senior Vice President-
                                      Engineering of Norfolk Southern
                                      Railway from August 1998 to June 2,
                                      1999, and prior thereto was Vice
                                      President-Engineering.

John P. Rathbone, 48,               Present position since December 1992.
 Vice President and Controller        Also, Vice President and Controller
                                      of Norfolk Southern Corporation
                                      since December 1992.

Stephen P. Renken, 56,              Present position since January 15,
 Vice President                       2000.  Also Vice President-
                                      Information Technology of Norfolk
                                      Southern Corporation since
                                      October 1, 1999.  Served as
                                      Assistant Vice President-Program
                                      Management from January 1998 to
                                      October 1, 1999, and prior thereto
                                      was employed by Burlington Northern
                                      Santa Fe.

William J. Romig, 55,               Present position since December 1992.
 Vice President                       Also, Vice President and Treasurer
                                      of Norfolk Southern Corporation
                                      since December 1992.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

John M. Samuels, 56,                Present position since January 1998.
 Vice President-Operations            Also, Vice President-Operations
 Planning and Budget                  Planning and Budget of Norfolk
                                      Southern Corporation since January
                                      1998.  Previously served as Vice
                                      President-Operating Assets of
                                      Conrail from January 1996 to
                                      January 1998, and prior thereto was
                                      Vice President-Mechanical of
                                      Conrail.

Donald W. Seale, 47,                Present position since August 1993.
 Vice President-                      Also, Senior Vice President-
 Merchandise Marketing                Merchandise Marketing of Norfolk
                                      Southern Corporation since
                                      December 1, 1999, and prior thereto
                                      was Vice President-Merchandise
                                      Marketing.

Rashe W. Stephens, Jr., 58,         Present position since December
 Vice President-Quality Management    1996.  Also, Vice President-Quality
                                      Management of Norfolk Southern
                                      Corporation since December 1996,
                                      and prior thereto was Assistant
                                      Vice President-Public Affairs.

Charles J. Wehrmeister, 50,         Present position since August 1998.
 Vice President-                      Also, Vice President-Safety and
 Safety and Environmental             Environmental of Norfolk Southern
                                      Corporation since August 1998.
                                      Served as Assistant Vice President-
                                      Safety and Environmental from
                                      January 1995 to August 1998, and
                                      prior thereto was Division
                                      Superintendent, Virginia Division.

William C. Wooldridge, 57,          Present position since February 1997.
 Vice President                       Also, Vice President-Law of Norfolk
                                      Southern Corporation since March
                                      1996, and prior thereto was General
                                      Counsel-Corporate.

Sandra T. Pierce, 45,               Present position since June 1995.
 Corporate Secretary                  Also, Assistant Corporate Secretary
                                      of Norfolk Southern Corporation
                                      since June 1995, and prior thereto
                                      was Assistant Corporate Secretary-
                                      Planning.

Ronald E. Sink, 57,                 Present position since September 1987.
 Treasurer

                                 PART II
                                 -------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

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

     The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries, including 176,705 shares held by NS, as of Dec. 31, 1999, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, Sept. 15 and Dec. 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Five-Year Financial Review

                          1999      1998      1997      1996      1995
                          ----      ----      ----      ----      ----
                                       ($ in millions)

RESULTS OF OPERATIONS:
Railway operating
 revenues                $ 5,114   $ 4,221   $ 4,223   $ 4,101   $ 4,012
Railway operating
 expenses                  4,611     3,178     3,010     2,936     2,949
                         -------   -------   -------   -------   -------
  Income from
   railway operations        503     1,043     1,213     1,165     1,063

Other income (expense)
 - net                        42        90       (49)       39        44
Interest expense on
 debt                        (39)      (25)      (30)      (34)      (33)
                         -------   -------   -------   -------   -------
  Income before
   income taxes              506     1,108     1,134     1,170     1,074

Provision for income
 taxes                       174       383       380       401       372
                         -------   -------   -------   -------   -------
  Net income             $   332   $   725   $   754   $   769   $   702
                         =======   =======   =======   =======   =======

FINANCIAL POSITION:
Total assets             $12,632   $12,017   $11,827   $11,053   $10,752
Total long-term debt,
 including current
 maturities              $   866   $   760   $   606   $   598   $   574
Stockholders' equity     $ 5,385   $ 6,137   $ 6,392   $ 5,772   $ 5,645

OTHER:
Capital expenditures     $   915   $ 1,002   $   884   $   754   $   713
Number of stockholders
 at year-end               2,109     2,317     2,519     2,763     3,025
Average number
 of employees (1)         30,897    24,185    23,323    23,361    24,488


(1) The employee count includes NS' employees whose primary duties relate to rail operations.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation) Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 41 and the Five-Year Financial Review on Page 24.

COMMENCEMENT OF OPERATIONS OVER CONRAIL'S LINES

     On June 1, 1999 (the "Closing Date"), NS Rail began operating a substantial portion of Conrail's properties (NS Rail's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see
Note 2 on Page 48). As a result, both the railroad route miles operated by NS Rail and the number of its employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former NS Rail system and seven months (June through December) of operations that include the Northern Region.
     Difficulties encountered in the assimilation of the Northern Region into NS Rail's existing system resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Income from railway operations is expected to continue to be adversely affected until these revenue and expense issues have been resolved. A prolonged continuation of these operational difficulties could have a substantial adverse impact on NS Rail's financial position, results of operations and liquidity.

SUMMARIZED RESULTS OF OPERATIONS

1999 Compared with 1998
-----------------------
     Net income in 1999 was $332 million, a decrease of 54%. The decline was largely the result of a 52% decrease in income from railway operations, which reflected the difficulties in integrating the Northern Region and a sharp decline in export coal traffic. In addition, railway operating expenses included $168 million ($103 million after taxes) of costs incurred on the Closing Date for contractual obligations, principally to former Conrail employees, and expenses arising from the license of intangible assets owned by NS (see Note 2 on Page 48). Lower nonoperating income (see Note 3 on Page 52) and higher interest expense on debt (a result of increased debt and lower capitalized interest) also contributed to the decline in net income.

1998 Compared with 1997
-----------------------
     Net income in 1998 was $725 million, a decrease of 4%, compared with 1997. The decline was principally due to a 14% decline in income from railway operations, somewhat offset by higher nonoperating income (see
Note 3 on Page 52).

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a graph in the Annual Report to Stockholders)

          ($ in millions)   1999     1998     1997     1996    1995
          ---------------   ----     ----     ----     ----    ----
          Revenues         $5,114   $4,221   $4,223   $4,101   $4,012
          Expenses          4,611    3,178    3,010    2,936    2,949

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $5.1 billion in 1999, compared with $4.2 billion in both 1998 and 1997. Revenues in 1999 reflect the commencement of operations in the Northern Region on June 1. Revenues were lower than expected because of service issues associated with the expansion of the network and a sharp decline in export coal traffic. The following table presents a three-year comparison of revenues by market group.

               RAILWAY OPERATING REVENUES BY MARKET GROUP

     ($ in millions)                1999      1998      1997
     ---------------                ----      ----      ----
     Coal                          $ 1,315   $ 1,252   $ 1,301
     General merchandise:
       Automotive                      740       566       492
       Chemicals                       720       574       585
       Paper/clay/forest               575       534       539
       Metals/construction             562       373       368
       Agriculture/consumer
        products/government            453       383       391
                                   -------   -------   -------
     General merchandise             3,050     2,430     2,375
     Intermodal                        749       539       547
                                   -------   -------   -------
            Total                  $ 5,114   $ 4,221   $ 4,223
                                   =======   =======   =======

     In 1999, revenues increased for all market groups as a result of traffic handled in the Northern Region. Prior to the Closing Date, revenues for all commodity groups, except automotive, were below or even with those of the prior year. As shown in the following table, the full-year volume gains attributable to expanded operations produced the revenue increase. Revenue per unit improved for most market groups principally due to the effects of the Northern Region traffic; however, the effects of changes in the mix of traffic, most notably the reduced export coal traffic, more than offset the effects of the revenue-per-unit improvements.
     In 1998, revenue increases in the automotive and metals and construction groups were offset by revenue decreases in the other market groups. Volume gains were more than offset by lower revenue per unit. However, almost all of the volume increase and revenue per unit decrease were mixing-center related (see the discussion under the "Automotive" caption, below). Revenues for the remaining market groups declined
$76 million, $60 million of which resulted from lower traffic volume and $16 million of which resulted from lower revenue per unit that was mitigated by favorable effects from changes in traffic mix.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)

     ($ in millions)       1999 vs. 1998       1998 vs. 1997
     ---------------       -------------       -------------
     Volume                   $ 1,007             $    48
     Revenue per unit/mix        (114)                (50)
                              -------             -------
            Total             $   893             $    (2)
                              =======             =======

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     COAL tonnage increased 18% in 1999, but revenues increased by only 5%. The positive revenue effects of tonnage handled in the Northern Region were largely offset by significantly lower export coal tonnage. In addition, a larger proportion of the Northern Region traffic is shorter-haul (lower average revenue) traffic. Coal revenues represented 26% of total railway operating revenues in 1999, and 88% of coal shipments originated on lines operated by NS Rail. In 1998, coal tonnage was unchanged compared with 1997, but revenues decreased 4%. An increase in utility tonnage, especially shorter-haul traffic, helped offset decreases in longer-haul (higher average revenue) export and domestic metallurgical traffic.

                  TOTAL COAL, COKE AND IRON ORE TONNAGE

     (In millions of tons)           1999      1998      1997
     ---------------------           ----      ----      ----
     Utility                         108        83        76
     Export                           18        25        29
     Domestic metallurgical           22        18        21
     Other                            10         8         8
                                     ---       ---       ---
            Total                    158       134       134
                                     ===       ===       ===


     Utility coal traffic increased 30% in 1999, due to the expansion of operations into the Northern Region.
     In 1998, utility coal traffic increased 9%, due to rising electricity production, the return of some traffic to rail and increased business from several customers.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to increase at a rate greater than generation capacity is being added, and coal-fired generation continues to be the cheapest marginal source of electricity. Many underutilized coal-fired power plants are making the transition from peak-only generation to full-time generation. NS Rail also could benefit from access to several utility coal customers not now receiving coal by rail. However, competitive pressures on utilities to reduce costs could put price pressure on generation source fuels, including NS Rail-delivered coal.
NS Rail continues to work with utility customers to reduce the delivered price of coal by developing more efficient coal handling facilities, which lead to more efficient train operations.
     Many of the mines served by NS Rail produce coals that satisfy the Phase II requirements of the Clean Air Act Amendments. In the Northern Region, NS Rail now has access to high-quality, low-cost coal that can be blended with coal from the Powder River Basin to meet the Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS Rail-served utilities should continue to provide a market for other NS Rail-served mines for nearly a decade. However, more stringent environmental rules have been promulgated and are scheduled to be implemented during the next decade, some as early as 2003. Most of these rules are being challenged in court; but, if they survive and are implemented, they could increase the cost of coal-fired generation. Also, the Kyoto Protocol, if ratified and implemented, could put additional cost pressures on some coal-fired generation.
     A recent decision by a federal district court judge in West Virginia holds that some common mountaintop mining practices in the coal industry are illegal. There are a small number of mountaintop mining operations on NS Rail's lines; however, if sustained, the decision could have an adverse effect on these coal mining operations and on NS Rail's coal traffic and revenues.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Export coal tonnage decreased 28% in 1999, despite additional traffic handled in the Northern Region. The lower traffic resulted from reduced demand for U.S. coking coal (in part, the result of a strong U.S. dollar), productivity gains made by foreign producers, lower ocean transportation rates and lower foreign royalties. Steam coal exports continued to be noncompetitive on price, making domestic markets more attractive for U.S. producers.
     In 1998, export coal tonnage decreased 14%, due to weak economies in Asia and a strong U.S. dollar. The dollar gained 20% or more compared with the currencies of other countries (such as Australia, South Africa and Indonesia) that provide the primary competition for U.S. export coal. A significant decline in Asian demand for coal created supplies that competed at deeply discounted prices with U.S. export coal in Europe and South America. Steam coal exports declined to 0.4 million tons in 1998, compared with 1.7 million tons in 1997. U.S. low-sulfur coals were not price-competitive due to lower-cost foreign production and the strength of the dollar.
     Export coal tonnage is expected to continue to suffer from the effects of strong global competition. Despite rising steel production, continued pricing pressure from foreign producers is expected to keep demand for U.S. coking coal weak. In addition, the Kyoto Protocol, if implemented, could increase pressure to reduce the use of carbon-based fuels.

     Domestic metallurgical coal, coke and iron ore traffic increased 22% in 1999, as the addition of Northern Region traffic more than offset the effects of reduced U.S. steel production. Lower-priced steel imports led to reduced production levels at integrated steel manufacturers, especially through the first three quarters of 1999, thereby dampening demand for raw materials.
     In 1998, domestic metallurgical coal, coke and iron ore traffic declined 14%, due to plant closures, reduced blast furnace operations and the continuation of aggressive producer pricing of high-volatile metallurgical coals not located on NS Rail's lines.
     Domestic metallurgical coal, coke and iron ore traffic is expected to benefit from recent strengthening of domestic and foreign steel markets. Several domestic blast furnaces are expected to resume production in 2000. However, long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coal.

     Other coal traffic, primarily steam coal shipped to manufacturing plants, increased 25% in 1999, due to the expansion of operations in the Northern Region, and was flat in 1998.

     GENERAL MERCHANDISE traffic volume (carloads) increased 24%, and revenues increased 26%, in 1999, due to the addition of Northern Region traffic. Service issues resulted in traffic diversions in all market groups. In 1998, traffic volume increased 5%, and revenues increased 2%, driven by higher automotive revenues.

     Automotive traffic volume increased 26%, and revenues increased 31%, in 1999, largely reflecting the expansion of operations in the Northern Region and record vehicle production. The new NS Rail-served Toyota plant in Princeton, Ind., and the new vehicle parts distribution center in Dayton, Ohio, also contributed to the increase. NS Rail's mixing center network is not yet fully utilized due to network design and service issues and equipment shortages caused by extended cycle times. In addition, service issues after the Closing Date resulted in significant traffic diversions.
     In 1998, automotive carloads increased 35%, and revenues increased 15%. Finished vehicles led the growth, as carloads increased 54% and revenues increased 19%, primarily due to new business through the Ford mixing centers. Full production volume at the Mercedes-Benz plant in Vance, Ala., and the Toyota minivan line at Georgetown, Ky., also contributed to the increases. Vehicle parts traffic volume and revenues remained steady despite the effects of the mid-year strike at General Motors.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     A substantial portion of the 1998 increase in carloads resulted from the nature of the mixing centers. Previously, carloads of vehicles went from plant to distribution center, where vehicles were classified and loaded onto trucks for transport to dealers. Now, carloads of vehicles, mostly in unit-train service, go from plant to the mixing centers, where vehicles are sorted by destination and loaded onto other trains in a mix suitable for direct transport to dealers. As a result, carload counts have increased; each vehicle that is handled through the centers arrives on one carload and departs on another carload. This hub-and-spoke method of distribution is intended to improve Ford's delivery logistics and reduce its inventory costs and order-to-delivery times.
     Light vehicle production in 2000 is expected to decline 3% from the record level of 1999. However, NS Rail expects to recapture diverted traffic as its service improves and to benefit from increased shipments of finished vehicles from Ford's Norfolk, Va., assembly plant and from the introduction of new sport utility vehicles at BMW's Greer, S.C., assembly plant and at Toyota's second plant in Princeton, Ind., and increased parts business from General Motors.

     Chemicals traffic volume increased 18%, and revenues increased 25%, in 1999, due to the addition of Northern Region traffic. Chemical production increased slightly during the year, but fertilizer production declined. In addition, significant production cutbacks at plants served by NS Rail affected shipments of both sulfur and fertilizer. Shipments of chlorine, caustic soda and PVC plastics rebounded from 1998 levels, benefiting from an improved Asian economy. The location of new and expanded processing plants on lines NS Rail serves improved shipments of plastic pellets. Chemicals shipments also increased through NS Rail's Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on lines it serves.
     In 1998, chemicals traffic volume decreased 1%, and revenues decreased 2%, the first decline since 1989. The weak economies in Asia and softness in certain domestic markets adversely affected shipments of products for the vinyl, polyester and pulp markets. In addition, nationwide rail service issues, particularly early in the year, caused some customers to divert traffic to truck and barge. However, several
NS Rail-served facilities with new and expanded plant capacity increased shipments of plastics and petroleum products, somewhat offsetting these reductions. NS Rail also increased traffic through its TBT facilities.
     Chemicals revenues in 2000 are expected to benefit from plant expansions, increases in U.S. chemical production and extended market reach through the TBT facilities.

     Paper, clay and forest products traffic volume increased 4%, and revenues increased 8%, in 1999, principally due to the expansion of operations into the Northern Region. The closure of four major paper mills and some chip mills late in 1998, coupled with the effects of continued consolidation and weak demand within the paper industry, had a negative impact on 1999 traffic volume.
     In 1998, paper, clay and forest products traffic volume decreased 3%, and revenues declined 1%. Traffic volume increases in the first three quarters were offset by a sudden and pronounced weakness in the paper industry in the fourth quarter, adversely affecting shipments of paper, wood fiber and kaolin clay. Decreased domestic and foreign demand resulted in both widespread paper mill downtime late in the year and indefinite closure of several NS Rail-served paper mills. Record carloads and revenues from shipments of lumber and wood products to meet demand in the housing construction industry partially offset the effects of these declines.
     The paper industry is expected to continue to experience weak demand during 2000.

     Metals and construction traffic volume increased 57%, and revenues increased 51%, in 1999, due to the addition of Northern Region traffic. NS Rail's expanded operations give it access to numerous steel mills, processors and distribution facilities. Continued growth from new mini-mills and steel processors locating in NS Rail's service territory offset

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

the effects of a weaker scrap market. Construction traffic benefited from continued strength in housing starts and highway construction in the Southeast. Agricultural limestone shipments were higher in the first half of the year, due to an early planting season as a result of the mild winter. In addition, new cement terminals on NS Rail's lines generated additional traffic.
     In 1998, metals and construction traffic volume was unchanged, and revenues increased 1%. The strong performance in the metals market during 1997 was repeated in the first half of 1998, due to improved efficiency at integrated mills and the continued growth of new mini-mills and steel processors in NS Rail's service territory. However, the domestic metals market weakened in the second half of 1998, due to an increase in the supply of lower-priced, imported steel. Construction traffic and revenues increased, due to increased highway and housing construction activity in the Southeast.
     Metals revenues are expected to show the benefits of continued strength in the steel and construction industries.

     Agriculture, consumer products and government traffic volume increased 15%, and revenues increased 18%, in 1999, reflecting new access to the large Northeast consumer markets. Service issues that arose early in the year due to harsh weather conditions and continued during efforts to integrate the Northern Region had an adverse effect on traffic volume. In addition, soybean traffic was negatively affected by low-priced imports from South America.
     In 1998, agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 2%. Weak export and soybean meal markets adversely affected shipments. Sweeteners volume and revenues declined, as a strong beet sugar crop negatively affected cane sugar shipments out of the South. Increased revenues from grain, soybeans and feed ingredients from the longer-haul Southeast feed and corn processing markets somewhat offset the effects of the declines.
     Moderate growth is expected in 2000 as service levels improve and more benefits are realized from NS Rail's expanded operations. Continued low prices and abundant supply are expected to increase consumption of corn for feed and processing. However, the export market for other grain products is expected to remain weak.

     INTERMODAL traffic volume increased 31%, and revenues increased 39%, in 1999, due to the addition of Northern Region traffic. NS was awarded the majority of Conrail's postal business, and NS Rail provides the rail service related to that business. Intermodal traffic volume declined in the first five months of 1999, reflecting the network redesign implemented in August 1998 which pared a significant number of lanes and associated volumes. Service issues following the integration of the Northern Region also negatively affected volume and revenues.
     In 1998, intermodal traffic volume decreased 2%, and revenues decreased 1%. The decline, the first in 12 years, was due to the service network redesign that was implemented in August. As a result, trailer traffic volume declined 16%, but this decrease was largely offset by increases in both container traffic volume and revenues (respectively, 2% and 5%) and TCS traffic volume and revenues (respectively, 5% and 9%).
     Intermodal revenues are expected to continue to benefit from the expansion of operations in the Northeast, as well as terminal and line capacity expansions and equipment additions. However, APL, which generated 247,000 units of annualized volume on NS Rail, moved almost all of this volume to CSX after their strategic alliance. Most of this traffic had been shifted by December 1999.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 45% in 1999, while carloadings increased 24%. The expense increase was principally attributable to the commencement of operations in the Northern Region, and includes significant costs arising from the service issues experienced after the Closing Date and the contractual obligations incurred on the Closing Date. In addition, a licensing fee for the use of certain intangible assets owned by NS that became effective Nov. 1, 1998, also contributed to the increase in expenses (see Note 2, "General," on Page 48).
     Railway operating expenses increased 6% in 1998, while carloadings increased 1%. The expense increase was mostly attributable to Conrail-related integration expenses, and additional expenses, including start-up costs, related to the Ford mixing centers.
     As a result, the railway operating ratio, which measures the percentage of railway revenues consumed by railway expenses, was 90.2% in 1999, compared with 75.3% in 1998 and the record-low 71.3% in 1997.
     Management estimates that the integration-related service issues in the Northern Region, including estimated traffic diversions, resulted in almost half of the increase in the railway operating ratio in 1999. The $168 million of contractual obligations incurred on the Closing Date increased the railway operating ratio by 3.3 percentage points. The remaining increase was attributable to: (1) the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic; and (2) the NS licensing fee.
     In 1998, the railway operating ratio was adversely affected by Conrail-related integration expenses and a change in traffic mix related to the growth in automotive traffic coupled with the change in coal traffic mix. Automotive traffic includes some of NS Rail's most time-sensitive and resource-intensive business, requiring more trains, increased handling costs and higher equipment rents.
     The railway operating ratio is not expected to return to pre-Closing Date levels in the near term, due to changes in NS Rail's traffic mix and the higher cost structure of the Conrail properties it now operates. However, the railway operating ratio is expected to show favorable year-to-year comparisons after the first quarter of 2000.

                         RAILWAY OPERATING RATIO
         (Shown as a graph in the Annual Report to Stockholders)

               1999    1998    1997    1996    1995
               ----    ----    ----    ----    ----
               90.2%   75.3%   71.3%   71.6%   73.5%


     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)

     ($ in millions)                 1999 vs. 1998  1998 vs. 1997
     ---------------                 -------------  -------------
     Compensation and benefits          $   475        $    87
     Materials, services and rents          373            118
     Conrail rents and services             279             --
     Depreciation                            29             18
     Diesel fuel                             81            (53)
     Casualties and other claims             43            (28)
     Other                                  153             26
                                        -------        -------
            Total                       $ 1,433        $   168
                                        =======        =======

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Compensation and benefits, which represented 43% of total railway operating expenses, increased 32% in 1999 and 6% in 1998.
     In 1999, the increase resulted largely from the almost 50% increase in the railroad work force following commencement of operations in the Northern Region. The service issues encountered after the expansion of operations also contributed to the increase, including $49 million for the Special Work Incentive Program available to union employees during much of the third quarter. In addition, the contractual obligations incurred in employing a substantial portion of Conrail's work force also contributed to the increase. These increases were mitigated by reduced stock-based incentive compensation, the absence of bonus accruals and reduced pension and other postretirement benefits expenses. NS has substantial unrecognized gains relating to its over-funded pension plan; amortization of these gains will continue to be included in NS Rail's "Compensation and benefits" expenses (see Note 13 on Page 58).
     In 1998, higher wages and salaries -- results of additional staffing in anticipation of the Closing Date and union wage increases, including the effect of an increase in the bonus fund for locomotive engineers -- were offset somewhat by lower expenses for pension benefits, due to favorable investment returns on pension plan assets. Also contributing to the increase were new FRA train inspection requirements and a higher Railroad Unemployment Tax rate.
     In January 2000, NS announced a voluntary early retirement program that included enhancements to pension benefits for eligible nonunion employees. Approximately 1,180 employees, or 20% of NS' nonunion work force, were eligible for the program; and 916 accepted and retired effective March 1. Benefits will be paid out of NS' over-funded pension plan. Actions also were taken in the first quarter of 2000 to reduce the size of the union work force. These work force reduction efforts were taken to resize employment levels and reduce operating expenses in response to changes in NS Rail's business. The cost of these work force reductions will be reflected in NS Rail's expenses in the first quarter of 2000.

     Materials, services and rents expenses include items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals. This category of expenses increased 46% in 1999 and 17% in 1998.
     The 1999 increase reflected the expanded operations in the Northern Region and additional costs attributable to the service issues, including costs for alternate transportation to meet the needs of customers.
     The 1998 increase was principally due to Conrail-related integration costs and higher-than-anticipated mixing center costs associated with the increase in automotive traffic. Higher equipment rents and locomotive repair expenses also contributed to the increase.
     Equipment rents, which represent the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, increased 93% in 1999 and 18% in 1998. The 1999 increase principally was due to: (1) increased volume attributable to expanded operations;
(2) higher rental costs for freight cars, as service issues increased car cycle times; and (3) costs for short-term locomotive leases to improve system fluidity. In addition, Conrail historically rented a higher percentage of its freight cars than has NS Rail, resulting in higher equipment rents in the Northern Region. The 1998 increase was due to:
(1) rents for equipment needed to support the increase in automotive traffic; (2) reduced rents received from the leasing of owned locomotives; and (3) increased lease expenses for equipment obtained to meet anticipated demand after the Closing Date. These 1998 increases were somewhat offset by higher receipts on NS Rail-owned freight cars and auto racks.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Locomotive and car repair costs increased in 1999 due to the expansion of operations and to the higher repair costs associated with the leased locomotives. Locomotive repair costs increased in 1998 due to the higher traffic levels and an increase in the average number of locomotives in service, reflecting the retention of older units.

     Conrail rents and services, a new category of expense arising from the expansion of operations on June 1, amounted to $279 million in 1999. This item includes amounts due to PRR and CRC for: (1) use of their operating properties and equipment; (2) CRC's operation of the Shared Assets Areas; and (3) CRC's operation of certain transition facilities.

     Depreciation expense (see Note 1, "Properties," on Page 48 for NS Rail's depreciation policy) was up 7% in 1999 and 4% in 1998. Increases in both years were due to property additions, reflecting recent substantial levels of capital spending.

     Diesel fuel expenses increased 47% in 1999, but declined 23% in 1998. The increase in 1999 resulted from a 19% increase in the average price per gallon, due to a sharp rise in the last half of the year, and higher consumption, primarily the result of the additional Northern Region traffic. The 1998 decrease was due to a 26% drop in the average price per gallon, which was the lowest since 1988, somewhat offset by a 3% increase in consumption.

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 45% in 1999, but decreased 23% in 1998. The 1999 increase principally resulted from higher personal injury accruals related to the increased size of the work force as well as higher environmental expenses. The 1998 decrease was due to cost recoveries from third parties and lower accruals for environmental remediation costs and to reduced personal injury expenses.
     The largest component of casualties and other claims expense is personal injury costs. Costs related to so-called "occupational" injuries continued to increase. Within the past decade, there has been a dramatic increase in the number of these types of claims. In 1999, about two-thirds of the total employee injury cases settled and one-quarter of settlement payments made were related to occupational claims. These claims generally do not relate to a specific accident or event, but rather result from a claimed exposure over time to some condition of employment. As a result, many of these claims are asserted by former or retired employees. NS Rail continues to work actively to eliminate all accidents and exposure risks and to control associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS Rail maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims. It also retains reasonable levels of risk through self-insurance.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Other expenses increased 87% in 1999 and 17% in 1998. The 1999 increase resulted from: (1) a licensing fee for the use of certain intangible assets owned by NS that became effective Nov. 1, 1998 (see
Note 2, "General," on Page 48); (2) the expansion of operations, including property and other taxes related to the Northern Region; and
(3) costs arising from the service issues. The 1998 increase principally resulted from: (1) the licensing fee charged by NS; (2) higher property and other taxes, due to the effects of favorable adjustments in prior years resulting from settlements with taxing authorities; and
(3) increased travel expenses, mostly attributable to planning for the Conrail transaction.

Income Taxes
------------
     Income tax expense in 1999 was $174 million, for an effective rate of 34%, compared with an effective rate of 35% in 1998 and 34% in 1997.
     The effective rates in all three years were below the statutory federal and state rates -- results of favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, 1998 and 1997 benefited from investments in corporate-owned life insurance, and 1998 benefited from favorable adjustments resulting from settlement of federal income tax years 1993 and 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, NS Rail's principal source of liquidity, decreased $821 million, or 59%, in 1999, and $30 million, or 2%, in 1998. Both declines reflected the reductions in income from operations, mitigated somewhat by lower income tax payments. In addition, 1999 was affected by NS Rail's dividend of accounts receivable to NS (see
Note 2, "Noncash Dividends," on Page 50). The large changes in "Accounts receivable" and "Other short-term liabilities" in the 1999 cash flow statement reflect the commencement of operations in the Northern Region.

     Cash used for investing activities in 1999 decreased 19%, but increased slightly in 1998. Investing activities in 1999 included approximately $160 million more of borrowings against the net cash surrender value of company-owned life insurance, compared with 1998. In addition, 1999 included $60 million in proceeds from the sale of certain licensing arrangements and the sale of NS Rail's signboard business. Property additions account for most of the spending in this category.
     The following tables show capital spending, track and equipment statistics for the past five years. Capital expenditures include amounts relating to capitalized leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 8, "Capital Lease Obligations," on Page 56).

                          CAPITAL EXPENDITURES
      (Also shown as a graph in the Annual Report to Stockholders)

     ($ in millions)      1999      1998      1997      1996      1995
     ---------------      ----      ----      ----      ----      ----
     Road                $   559   $   583   $   580   $   428   $   379
     Equipment               356       419       304       326       333
     Other property           --        --        --        --         1
                         -------   -------   -------   -------   -------
            Total        $   915   $ 1,002   $   884   $   754   $   713
                         =======   =======   =======   =======   =======

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Capital expenditures decreased 9% in 1999, but increased 13% in 1998. Both variances were largely attributable to significant outlays in 1998 for roadway projects and equipment in anticipation of the Closing Date. In addition, 1997 and 1998 included significant expenditures for automotive-related projects.

          TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                           1999      1998      1997      1996      1995
                           ----      ----      ----      ----      ----
     Track miles of rail
      installed             403       429       451       401       403
     Miles of track
      surfaced            5,087     4,715     4,703     4,686     4,668
     New crossties
      installed (millions)  2.3       2.0       2.2       1.9       2.0

                 AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

     (In years)            1999      1998      1997      1996      1995
     ----------            ----      ----      ----      ----      ----
     Freight cars          24.4      23.6      23.0      22.3      22.0
     Locomotives           15.4      15.4      15.3      15.4      15.7
     Retired locomotives   22.7      20.6      23.3      24.4      22.6

     In addition to NS Rail-owned equipment, approximately 20% of the freight car fleet and 30% of the locomotive fleet is leased from PRR (see
Note 2 on Page 48).
     The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements due to casualties and service failures and retention of older units in anticipation of the Closing Date.
     Since 1988, NS Rail has rebodied about 29,000 coal cars, and plans to continue that program at least through the first half of 2000. This work, performed at NS Rail's Roanoke Car Shop, converts hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight car fleet is greater than may be inferred from the increasing average age shown in the table, above.
     For 2000, NS Rail has budgeted $747 million for capital expenditures. In addition, NS Rail plans to enter into a lease financing arrangement for 150 new locomotives. The anticipated spending includes $576 million for roadway projects, of which $284 million is for track and bridge program work. Also included are projects to increase track and terminal capacity. Equipment spending includes the rebodying of coal and coke hoppers, the purchase of 255 multilevel automobile racks, the upgrading of existing locomotives and the modification of open coil steel cars. NS Rail also plans to lease 475 articulated bilevels for automobile service.

     Cash flows from financing activities in 1999 were significantly affected by NS Rail's dividend of accounts receivable to NS: absent this dividend, NS Rail likely would have advanced to NS the cash received for collection of those receivables. "Advances to NS" typically account for most of the cash used for financing activities and reflect NS' requirements (see Note 2 on Page 48). Proceeds from borrowings included amounts received in 1999 and 1998 from the sale of equipment trust certificates and $149 million of borrowings in 1999 from a PRR subsidiary (see Note 2 on Page 48).
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. As the major NS subsidiary, NS Rail is subject to certain of those covenants.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

OTHER MATTERS

Proposed CN-BNSF Combination
----------------------------
     On Dec. 20, 1999, Canadian National Railway Company and Burlington Northern Santa Fe Corporation announced plans to combine their companies under common control, thereby forming the largest railroad in North America. NS Rail and other Class I railroads have expressed strong concerns about both the timing and the implications for the railroad industry of the proposed combination; moreover, the Surface Transportation Board (which would have to approve the combination) has indicated that the carriers will be expected to address the "cumulative impacts and crossover effects" of the transaction. Management will monitor developments and take appropriate actions.

Market Risks and Hedging Activities
-----------------------------------
     NS Rail does not engage in the trading of derivatives. NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve a targeted mix within its debt portfolio.
     Of NS Rail's total debt outstanding (see Note 8 on Page 55), all is fixed-rate debt, except for most capital leases. As a result, NS Rail's debt subject to interest rate exposure was $281 million on Dec. 31, 1999. A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $3 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 1999, the average pay rate under these agreements was 6.3%, and the average receive rate was 7.1%. During 1999, the effect of the swaps was to reduce interest expense by $4 million. A portion of the lease obligations is payable in Japanese yen. NS Rail hedged the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by Japanese banks. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Changes and New Pronouncements
-----------------------------------------
     As discussed in Note 1 under "Required Accounting Changes" on
Page 48, NS Rail adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1999.
     During 1999, the Financial Accounting Standards Board deferred the effective date of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." NS Rail expects to adopt SFAS No. 133 effective Jan. 1, 2001. This adoption is not expected to have a material effect on NS Rail's consolidated financial statements.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

involving some 8,000 individuals who claim to have been damaged as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the more than 8,000 individual plaintiffs. Prior to the trial court's ruling on the post trial motions, AGS and four other defendants agreed to settle their liability in this case for a total payment of approximately $150 million, of which AGS' share was $15 million. The settlement has been given preliminary approval by the trial court, and the money has been paid into an escrow account maintained by Bank One Trust Company in New Orleans. Final approval of the settlement and distribution of the settlement proceeds to qualified members of the class are subject to a fairness hearing scheduled for March 22, 2000.
     While it is possible that the trial court will decline to give final approval to the settlement, or that the settlement may be overturned on appeal, Management believes that the settlement is a fair resolution of this controversy and that disapproval by the courts is unlikely.
     While the final outcome of this matter and other lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately $12 million in 1999, $4 million in 1998 and $21 million in 1997, and capital expenditures totaled approximately $8 million in 1999, $7 million in 1998 and $6 million in 1997. The increase in operating expenses in 1999 compared with 1998 was principally due to a combination of unfavorable development experience on identified sites during 1999, and higher recoveries in 1998 from third parties of amounts paid by NS Rail in prior years for environmental cleanup and remediation. Capital expenditures in 2000 are expected to be comparable with 1999.
     As of Dec. 31, 1999, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $41 million (of which $8 million is accounted for as a current liability), which is NS Rail's estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 12 sites accounted for $20 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Labor Agreements
----------------
     Approximately 85% of NS Rail's employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. Moratorium provisions of the agreements currently in force expired Dec. 31, 1999; however, the agreements remain in effect until amendments are agreed to or until the Railway Labor Act's procedures are exhausted. In late 1999, negotiations began at the national level on agreements with major labor organizations. The outcome of these negotiations is uncertain at this time. However, a tentative agreement was reached with the Brotherhood of Locomotive Engineers which represents approximately 5,000 of NS Rail's locomotive engineers. The settlement requires ratification by the members before acceptance. Negotiations with the other unions are progressing.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Trends
------
     - Federal Economic Regulation -- Efforts may be made in 2000 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

     - Reduction of "Greenhouse" Gases -- In December 1997, international environmental officials meeting in Kyoto, Japan, agreed to reduce substantially the emission of so-called "greenhouse" gases by 2010. Agreement on such reductions was reached on the basis of questionable scientific evidence and in spite of the fact that the burden of the reduction regimen will be borne disproportionally by developed nations such as the United States. NS Rail, the rail industry and a wide variety of other affected constituencies in the United States expect to assure that, prior to a Senate vote on the proposed treaty, the public and governmental authorities have available to them additional scientific information and data concerning other effects that are likely to result from implementation.

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

Forward-Looking Statements
--------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon and, therefore, can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business, and the ability to reduce expenses.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
-------   ----------------------------------------------------------

     The information required by this item is included in Part II,
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," on Page 36 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Quarterly Financial Data
                               (Unaudited)

                                   March 31  June 30   Sept. 30  Dec. 31
                                   --------  -------   --------  -------
                                ($ in millions, except per share amounts)

     1999
     ----
Railway operating revenues         $1,030    $1,181    $1,467    $1,436
Income from railway operations        222        22       137       122
Net income                            146        13        84        89
Dividends per serial preferred
 share                             $ 0.65    $ 0.65    $ 0.65    $ 0.65

     1998
     ----
Railway operating revenues         $1,066    $1,079    $1,048    $1,028
Income from railway operations        251       294       258       240
Net income                            168       206       167       184
Dividends per serial preferred
 share                             $ 0.65    $ 0.65    $ 0.65    $ 0.65



     Index to Financial Statements:                               Page
     -----------------------------                                ----
     Consolidated Statements of Income
       Years ended December 31, 1999, 1998 and 1997                 41

     Consolidated Balance Sheets
       As of December 31, 1999 and 1998                             42

     Consolidated Statements of Cash Flows
       Years ended December 31, 1999, 1998 and 1997                 44

     Consolidated Statements of Changes in Stockholders' Equity
       Years ended December 31, 1999, 1998 and 1997                 46

     Notes to Consolidated Financial Statements                     47

     Independent Auditors' Report                                   65


     The Index to Consolidated Financial Statement Schedule appears in
Item 14 on Page 68.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income

                                         Years ended December 31,
                                         1999      1998      1997
                                         ----      ----      ----
                                             ($ in millions)

RAILWAY OPERATING REVENUES             $ 5,114   $ 4,221   $ 4,223

RAILWAY OPERATING EXPENSES:
 Compensation and benefits               1,967     1,492     1,405
 Materials, services and rents           1,181       808       690
 Conrail rents and services (Note 2)       279        --        --
 Depreciation                              463       434       416
 Diesel fuel                               255       174       227
 Casualties and other claims               138        95       123
 Other                                     328       175       149
                                       -------   -------   -------
      Railway operating expenses         4,611     3,178     3,010
                                       -------   -------   -------

      Income from railway operations       503     1,043     1,213

Charge for credit facility costs            --        --       (77)
Other income - net (Note 3)                 42        90        28
Interest expense on debt (Note 6)          (39)      (25)      (30)
                                       -------   -------   -------
      Income before income taxes           506     1,108     1,134

Provision for income taxes (Note 4)        174       383       380
                                       -------   -------   -------
      NET INCOME                       $   332   $   725   $   754
                                       =======   =======   =======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets

                                                  As of December 31,
                                                  1999        1998
                                                  ----        ----
                                                   ($ in millions)

ASSETS
Current assets:
 Short-term investments                           $    12    $    44
 Accounts receivable net of allowance for
  doubtful accounts of $5 million and $4 million,
  respectively                                        681        508
 Due from Conrail (Note 2)                             77         --
 Materials and supplies                                98         59
 Deferred income taxes (Note 4)                       124        110
 Other current assets                                 144        130
                                                  -------    -------
      Total current assets                          1,136        851

Due from NS - net (Note 2)                             --         43
Investments (Notes 5 and 14)                          624        990
Properties less accumulated depreciation (Note 6)  10,390      9,985
Other assets                                          482        148
                                                  -------    -------
      TOTAL ASSETS                                $12,632    $12,017
                                                  =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable (Note 7)                        $   787    $   577
 Income and other taxes                               132        139
 Due to NS - net (Note 2)                             483         --
 Notes and accounts payable to Conrail (Note 2)       184         --
 Other current liabilities (Note 7)                   152         73
 Current maturities of long-term debt (Note 8)         85        141
                                                  -------    -------
      Total current liabilities                     1,823        930

Long-term debt (Note 8)                               781        619
Other liabilities (Note 10)                         1,044        909
Minority interests                                      3          2
Deferred income taxes (Note 4)                      3,596      3,420
                                                  -------    -------
      TOTAL LIABILITIES                             7,247      5,880
                                                  -------    -------




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 Consolidated Balance Sheets (continued)

                                                  As of December 31,
                                                  1999        1998
                                                  ----        ----
                                                   ($ in millions)

Stockholders' equity:
 Serial preferred stock (Note 11)                      55         55
 Common Stock (Note 11)                               167        167
 Additional paid-in capital                           673        548
 Accumulated other comprehensive income (Note 12)     259        414
 Retained income                                    4,231      4,953
                                                  -------    -------
      TOTAL STOCKHOLDERS' EQUITY                    5,385      6,137
                                                  -------    -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $12,632    $12,017
                                                  =======    =======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Statements of Cash Flows

                                               Years ended December 31,
                                             1999      1998      1997
                                             ----      ----      ----
                                                 ($ in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $  332    $  725    $  754
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                 465       435       417
   Deferred income taxes                          5       100        70
   Charge for credit facility costs              --        --        77
   Nonoperating gains on properties and
    investments                                 (44)      (31)       (9)
   Accounts receivable dividend to NS
    (Note 2)                                   (491)       --        --
   Changes in assets and liabilities
    affecting operations:
      Accounts receivable                      (173)       31       (23)
      Materials and supplies                    (40)       (1)        3
      Other current assets and due from
       Conrail                                  (49)      (15)       (8)
      Income tax liabilities                    162       208       180
      Other short-term liabilities              269       (11)       (1)
      Other - net                               130       (54)      (43)
                                             ------    ------    ------
        Net cash provided by operating
         activities                             566     1,387     1,417

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                            (915)     (898)     (838)
 Property sales and other transactions           65        54        54
 Investments, including short-term             (105)      (97)     (175)
 Investment sales and other transactions        311       143       165
                                             ------    ------    ------
        Net cash used for investing
         activities                            (644)     (798)     (794)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 2)                              (3)       (3)       (3)
 Credit facility costs paid                      --        --       (72)
 Advances to NS (Note 2)                       (105)     (603)     (760)
 Advances and repayments from NS (Note 2)        17         6       101
 Proceeds from borrowings                       337        67         2
 Debt repayments                               (168)      (63)      (56)
                                             ------    ------    ------
        Net cash provided by (used for)
         financing activities                    78      (596)     (788)
                                             ------    ------    ------
        Net increase (decrease) in cash
         and cash equivalents                    --        (7)     (165)

CASH AND CASH EQUIVALENTS:
 At beginning of year                            --         7       172
                                             ------    ------    ------
 At end of year                              $   --    $   --    $    7
                                             ======    ======    ======

                                                             (continued)




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
            Consolidated Statements of Cash Flows (continued)

                                               Years ended December 31,
                                             1999      1998      1997
                                             ----      ----      ----
                                                 ($ in millions)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest (net of amounts capitalized)      $   70    $   61    $   60
  Income taxes                               $    5    $   74    $  169


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
       Consolidated Statements of Changes in Stockholders' Equity

                                                 Accumu-
                                         Addi-   lated Other
                        Serial           tional  Compre-
                      Preferred Common  Paid-In  hensive    Retained
                        Stock   Stock   Capital   Income    Income   Total
                       -------- ------  -------  ---------- -------- -----
                                     ($ in millions)

BALANCE DECEMBER 31,
 1996                   $   55  $  167  $  525    $  398     $4,627  $5,772
Comprehensive income-
 1997
 Net income                                                     754     754
 Other comprehensive
  income (Note 12)                                    16                 16
                                                                     ------
     Total comprehensive
      income                                                            770
Serial preferred stock,
 $2.60 per share cash
 dividend                                                        (3)     (3)
Noncash dividends on
 Common Stock (Note 2)                                         (147)   (147)
                        ------  ------  ------    ------     ------  ------
BALANCE DECEMBER 31,
 1997                       55     167     525       414      5,231   6,392
Comprehensive income-
 1998
 Net income                                                     725     725
 Other comprehensive
  income (Note 12)                                    --                 --
                                                                     ------
     Total comprehensive
      income                                                            725
Serial preferred stock,
 $2.60 per share cash
 dividend                                                        (3)     (3)
Noncash dividends on
 Common Stock (Note 2)                                       (1,000) (1,000)
Capital contribution
  (Note 2)                                  23                           23
                        ------  ------  ------    ------     ------  ------
BALANCE DECEMBER 31,
 1998                       55     167     548       414      4,953   6,137
Comprehensive income-
 1999
 Net income                                                     332     332
 Other comprehensive
  income (Note 12)                                  (155)              (155)
                                                                     ------
     Total comprehensive
      income                                                            177
Serial preferred stock,
 $2.60 per share cash
 dividend                                                        (3)     (3)
Noncash dividends on
 Common Stock (Note 2)                                       (1,051) (1,051)
Capital contribution
  (Note 2)                                 125                          125
                        ------  ------  ------    ------     ------  ------
BALANCE DECEMBER 31,
 1999                   $   55  $  167  $  673    $  259     $4,231  $5,385
                        ======  ======  ======    ======     ======  ======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
               Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial
Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the transportation of freight by rail, operating approximately 21,800 route miles, primarily in the East and Midwest (see Note 2). These financial statements include NSR and its majority-owned and controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.
     NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups: coal; automotive; chemicals; paper/clay/forest products; metals/construction; agriculture/consumer products/government; and intermodal. Except for coal, all groups are approximately equal in size based on revenues; coal accounts for about 26% of total railway operating revenues. Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States.

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading," or "available-for-sale." On Dec. 31, 1999 and 1998, all "Short-term investments," consisting primarily of United States government and federal agency securities and all marketable equity securities consisting principally of NS Common Stock, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated Other Comprehensive Income" (see
Note 12).
     Investments where NS Rail has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

------    -------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over estimated service or lease lives. NS Rail capitalizes interest on major capital projects during the period of their construction. Additions to properties, including those under lease, are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other Income - Net" (see Note 3).
     NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination.

Derivatives
-----------
     NS Rail does not engage in the trading of derivatives. NS Rail has entered into a limited number of derivative agreements to hedge interest rate exposures on certain components of its debt portfolio. All of these derivative instruments are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, payments made or received under interest rate swap agreements are recorded in the income statement with the corresponding interest expense.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 1999, NS Rail adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." Adoption of this pronouncement had no material effect on NS Rail's consolidated financial statements.

Reclassifications
-----------------
     Certain amounts in the financial statements and Notes thereto have been reclassified to conform to the 1999 presentation.


2.   RELATED PARTIES

General
-------
     Norfolk Southern Corporation (NS) is the parent holding company of NSR. The costs of functions performed by NS are charged to NS Rail. In addition, effective Nov. 1, 1998, NS charges NS Rail a revenue-based licensing fee (which totaled $77 million for 1999) for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.
     NS Rail owns 21,627,902 shares of NS common stock.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

Operations Over Conrail's Lines
-------------------------------
     Overview -- NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation
(CRC), the major railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, NSR and CSX Transportation, Inc. (CSXT).

     Commencement of Operations -- On June 1, 1999 (the "Closing Date"), NSR and CSXT began operating as parts of their rail systems the separate Conrail routes and assets leased to them pursuant to operating and lease agreements.
     The Operating Agreement between NSR and Pennsylvania Lines LLC
(PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC routes and assets, with another wholly owned CRC subsidiary.
     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the "Shared Assets Areas"). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     Future minimum lease payments due to PRR under the Operating
Agreement and lease agreements and to CRC under the Shared Assets Areas
(SAA) agreements are as follows:

                                 PRR Oper.   PRR Lease    SAA
     ($ in millions)             Agmt.       Agmts.       Agmts.
     ---------------             --------    --------     --------
     2000                        $   166     $   154      $    22
     2001                            178         129           24
     2002                            196         122           27
     2003                            217         110           30
     2004                            238          92           32
     2005 and subsequent years     5,022         367          687
                                 -------     -------      -------
            Total                $ 6,017     $   974      $   822
                                 =======     =======      =======

     Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $273 million in 1999.
     On the Closing Date, both NS Rail's route miles and its employees increased by approximately 50 percent. NS Rail and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts and employ the majority of Conrail's former work force. Consequently, NS Rail began to receive all freight revenues and incur all expenses on the PRR lines.
     Since June 1, 1999, difficulties in integrating the PRR routes and assets have affected adversely both NS Rail's revenues and expenses. These higher expenses included the cost of a special incentive program available to unionized employees for much of the third quarter, higher labor costs and equipment rents and service alteration costs to meet the

------    -------------------------------------------

2.   RELATED PARTIES (continued)

needs of shippers. A long-term failure by NS Rail to integrate successfully these PRR properties could have a substantial adverse impact on NS Rail's financial position, results of operations and liquidity.
     NS Rail's railway operating expenses in 1999 included $168 million ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $42 million of such is classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS Rail's balance sheet. Through Dec. 31, 1999, NS Rail has paid $24 million of these costs. In addition, NS Rail has incurred $9 million and expects to incur an additional $10 million of costs for relocations of former
Conrail employees. As definitive plans are determined and communicated, costs, if any, for severing or relocating NS Rail employees and for disposing of NS Rail facilities also will be charged to operating expenses.
     Until the Closing Date, NS Rail and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 1999, most of the amounts receivable or payable related to these transactions have been satisfied.
     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period.
     "Due from Conrail" includes $39 million for vacation liability related to the portion of CRC's work force that became NS Rail employees on the Closing Date. NS Rail increased its vacation liability accordingly, and will pay these employees as they take vacation.
     "Notes and accounts payable to Conrail" includes $123 million of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 5.6% at Dec. 31, 1999. Also included is $61 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

Noncash Dividends
-----------------
     NSR declared and issued to NS noncash dividends of $1.1 billion in 1999, $1.0 billion in 1998 and $147 million in 1997. The 1999 amount included a $491 million dividend of accounts receivable declared December
1. The remainder of the 1999 dividends and all of the 1998 and 1997 dividends were settled by reduction of NSR's interest-bearing advances due from NS.
     Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Sale of Accounts Receivable
---------------------------
     Effective Dec. 1, 1999, NS Rail sells its rail accounts receivable to NS. The sales are accounted for as secured borrowings, and the liability is included in "Due to NS - net" in the Consolidated Balance Sheet. As of Dec. 31, 1999, "Accounts receivable" included $388 million of such sold receivables.
     NS Rail services the receivables on behalf of NS for a fee that approximates the costs of servicing. The fee is reflected in the discount applied to receivables sold. The discount is included in "Other income - net" in the Consolidated Statement of Income and is a component of "Other interest expense" in Note 3.

------    -------------------------------------------

2.   RELATED PARTIES (continued)

Intercompany Accounts
---------------------

                                         December 31,
                                         ------------
                                 1999                 1998
                                 ----                 ----
                                    Average              Average
                                    Interest             Interest
     ($ in millions)       Balance    Rate      Balance    Rate
     ---------------       -------  --------    -------  --------
     Due from NS:
       Advances             $   75    4%         $  354     5%
     Due to NS:
       Advances               (234)   5%             --
       Notes                  (324)   7%           (311)    7%
                            ------               ------
            Due (to) from
             NS - net       $ (483)              $   43
                            ======               ======

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. "Interest income" includes interest on amounts due from NS of $13 million in 1999, $48 million in 1998 and $15 million in 1997.

     "Other interest expense" includes interest on amounts due to NS of $31 million in 1999, $23 million in 1998 and $17 million in 1997.

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $809 million at Dec. 31, 1999, and
$633 million at Dec. 31, 1998.

Capital Contributions
---------------------
     In 1999, NS Rail recognized capital contributions for a transfer of pension assets NS received from the Conrail pension plan and for benefits NS Rail received related to tax credits generated by a nonrail subsidiary of NS.
     In 1998, NS Rail recognized a capital contribution for benefits it received related to tax credits generated by a nonrail subsidiary of NS.

Cash Required for NS Debt
-------------------------
     To finance the cost of the Conrail transaction, NS issued and sold commercial paper and $4.3 billion of unsecured notes. A significant portion of the funding for the interest and repayments on this and other NS debt is expected to be provided by NS Rail.
     NS is subject to various financial covenants with respect to its debt and under its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. As a major NS subsidiary, NS Rail is subject to certain of those covenants.

------    -------------------------------------------

3.   OTHER INCOME - NET

     ($ in millions)                   1999       1998       1997
     ---------------                   ----       ----       ----
     Gains from sales of properties
       and investments                 $    44    $    31    $     9
     Rental income                          32         24         22
     Interest income (Note 2)               20         58         31
     Dividends from NS                      17         17         17
     Other interest expense (Note 2)       (58)       (45)       (45)
     Corporate-owned life insurance
       - net                                (3)        11          7
     Taxes on nonoperating property         (3)        (2)        (2)
     Other - net                            (7)        (4)       (11)
                                       -------    -------    -------
            Total                      $    42    $    90    $    28
                                       =======    =======    =======


4.   INCOME TAXES

Provision for Income Taxes
--------------------------

     ($ in millions)                  1999        1998       1997
     ---------------                  ----        ----       ----
     Current:
       Federal                        $    159    $   269    $   279
       State                                10         14         31
                                       -------    -------    -------
            Total current taxes            169        283        310
                                       -------    -------    -------
     Deferred:
       Federal                               8         87         75
       State                                (3)        13         (5)
                                       -------    -------    -------
            Total deferred taxes             5        100         70
                                       -------    -------    -------
            Provision for income
             taxes                     $   174    $   383    $   380
                                       =======    =======    =======

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------

     Total income taxes as reflected in the Consolidated Statements of
Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:
                              1999            1998            1997
     ($ in millions)      Amount   %      Amount   %      Amount   %
     ---------------      ------  ---     ------  ---     ------  ---
     Federal income tax
      at statutory rate    $ 177   35      $ 388   35     $ 397    35
     State income taxes,
      net of federal tax
      benefit                  4    1         18    2        17     2
     Corporate-owned life
      insurance               --   --        (12)  (1)      (10)   (1)
     Other - net              (7)  (2)       (11)  (1)      (24)   (2)
                           -----  ---      -----  ---     -----   ---
         Provision for
           income taxes    $ 174   34      $ 383   35     $ 380    34
                           =====  ===      =====  ===     =====   ===

------    -------------------------------------------

4.   INCOME TAXES (continued)

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                                December 31,
                                                ------------
     ($ in millions)                        1999         1998
     ---------------                        ----         ----
     Deferred tax assets:
       Reserves, including casualty
        and other claims                   $    168     $    158
       Employee benefits                         95          124
       Retiree health and death benefit
        obligation                              125          126
       Taxes, including state and
        property                                160          157
       Other                                      2           --
                                           --------     --------
            Deferred tax assets                 550          565
                                           --------     --------
     Deferred tax liabilities:
       Property                              (3,029)      (2,975)
       Unrealized holding gains                (153)        (237)
       Other                                    (31)         (30)
                                           --------     --------
            Deferred tax liabilities         (3,213)      (3,242)
     Intercompany federal tax payable
      - net                                    (809)        (633)
                                           --------     --------
            Net deferred tax liability       (3,472)      (3,310)
            Net current deferred
             tax assets                         124          110
                                           --------     --------
            Net long-term deferred tax
             liability                     $ (3,596)    $ (3,420)
                                           ========     ========

     Except for amounts for which a valuation allowance has been provided, Management believes the other deferred tax assets will be realized.

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




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------


5.   INVESTMENTS

                                            December 31,
                                            ------------
     ($ in millions)                    1999           1998
     ---------------                    ----           ----
     Marketable equity securities at
      fair value (Note 14)              $ 445          $ 687
     Corporate-owned life insurance at
      net cash surrender value            150            282
     Other                                 29             21
                                        -----          -----
            Total                       $ 624          $ 990
                                        =====          =====


6.   PROPERTIES

                                         December 31,         Depreciation
     ($ in millions)                  1999          1998      Rate for 1999
     ---------------                  ----          ----      -------------
     Railway property:
       Road                          $ 9,620       $ 9,228        2.8%
       Equipment                       5,395         5,117        4.1%
     Other property                       83            77        2.5%
                                     -------       -------
                                      15,098        14,422
     Less: Accumulated depreciation    4,708         4,437
                                     -------       -------
            Net properties           $10,390       $ 9,985
                                     =======       =======

     Equipment includes $593 million at Dec. 31, 1999 and 1998 of assets recorded pursuant to capital leases.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 1999, 1998 and 1997 was
$54 million, $46 million and $47 million, respectively, of which
$15 million, $21 million and $17 million was capitalized.




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------


7.   CURRENT LIABILITIES

                                              December 31,
                                              ------------
     ($ in millions)                      1999           1998
     ---------------                      ----           ----
     Accounts payable:
       Accounts and wages payable       $   324        $   260
       Casualty and other claims            180            143
       Equipment rents payable - net        135             72
       Vacation liability                   123             80
       Other                                 25             22
                                        -------        -------
            Total                       $   787        $   577
                                        =======        =======

     Other current liabilities:
       Accrued Conrail-related costs
        (Note 2)                        $    42        $    --
       Interest payable                      38             13
       Liabilities for forwarded
        traffic                              37             27
       Retiree health and death
        benefit obligation (Note 13)         24             24
       Other                                 11              9
                                        -------        -------
            Total                       $   152        $    73
                                        =======        =======


8.   DEBT

Long-Term Debt
--------------

                                              December 31,
                                              ------------
     ($ in millions)                      1999           1998
     ---------------                      ----           ----
     Equipment obligations at an
      average rate of 6.8%
      maturing to 2014                  $   450        $   377
     Capitalized leases at an average
      rate of 6.3% maturing to 2015         382            349
     Other debt at an average rate
      of 5.4% maturing to 2015               34             34
                                        -------        -------
            Total long-term debt            866            760
                                        -------        -------
            Current maturities              (85)          (141)
                                        -------        -------
            Long-term debt
             less current maturities    $   781        $   619
                                        =======        =======

------    -------------------------------------------

8.   DEBT (continued)

     Long-term debt matures as follows:
       2001                        $   80
       2002                            75
       2003                            78
       2004                            76
       2005 and subsequent years      472
                                   ------
            Total                  $  781
                                   ======

     The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Capital Lease Obligations
-------------------------
     During 1998 and 1997, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million in 1998 and $64 million in 1997, were reflected in the Consolidated Balance Sheets as debt and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows.
     These and certain other lease obligations carry an average stated interest rate of 7.1%, but were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on the swap obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 1999, the notional amount of the swap agreements was $281 million, and the average interest rate was 6.3%. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.


9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see Note 2). Future minimum lease payments other than to PRR and CRC are as follows:

------    -------------------------------------------

9.   LEASE COMMITMENTS (continued)
                           Operating       Capital
     ($ in millions)         Leases         Leases
     ---------------       ---------       -------
     2000                     $   96         $   47
     2001                         74             47
     2002                         62             47
     2003                         58             46
     2004                         50             46
     2005 and subsequent
      years                      553            245
                              ------         ------
            Total             $  893            478
                              ======
     Less imputed interest
      on capital leases at
      an average rate of
      7.1%                                       96
                                             ------
     Present value of
      minimum lease payments
      included in debt                       $  382
                                             ======

Operating Lease Expense
-----------------------

     ($ in millions)          1999      1998      1997
     ---------------          ----      ----      ----
     Minimum rents            $  117    $   75    $   68
     Contingent rents             61        40        43
                              ------    ------    ------
            Total             $  178    $  115    $  111
                              ======    ======    ======


10.  OTHER LIABILITIES

                                        December 31,
                                        ------------
     ($ in millions)                1999           1998
     ---------------                ----           ----
     Casualty and other claims     $   275        $   271
     Retiree health and death
      benefit obligation (Note 13)     256            264
     Accrued Conrail-related
      costs (Note 2)                   102             --
     Net pension obligation
      (Note 13)                         74             72
     Other                             337            302
                                   -------        -------
            Total                  $ 1,044        $   909
                                   =======        =======

------    -------------------------------------------

11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 1999 and 1998, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries, including 176,705 shares held by NS. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 1999 and 1998.


12.  ACCUMULATED OTHER COMPREHENSIVE INCOME


     "Accumulated other comprehensive income" reported in "Stockholders' equity" included unrealized gains, net of taxes, on securities of $272 million at Dec. 31, 1999, and $428 million at Dec. 31, 1998, (see
Note 14) and minimum pension liability of $13 million at Dec. 31, 1999, and $14 million at Dec. 31, 1998. "Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

     ($ in millions)                  1999       1998        1997
     ---------------                  ----       ----        ----
     Unrealized gains on securities  $ (242)    $    22     $   25
     Minimum pension liability            2         (23)        --
     Income taxes                        85           1         (9)
                                     ------      ------     ------
       Other comprehensive income    $ (155)     $   --     $   16
                                     ======      ======     ======


     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of less than $1 million in 1999, $2 million in 1998 and less than $1 million in 1997.


13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     NS Rail provides defined pension benefits, principally for salaried employees, through participation in NS' funded and defined benefit pension plans. NS Rail also provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined




Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided under other group insurance policies. The following data relate to the combined
NS plans:

                                   Pension Benefits     Other Benefits
     ($ in millions)                1999      1998      1999      1998
     ---------------                ----      ----      ----      ----
     CHANGE IN BENEFIT OBLIGATIONS
     Benefit obligation at
      beginning of year            $ 1,063   $   956   $   362   $   360
     Increase related to former
      Conrail employees                 68        --        --        --
     Service cost                       17        13        11        10
     Interest cost                      73        67        23        24
     Amendment                          --        40        --        --
     Actuarial (gains) losses          (92)       61       (33)       (9)
     Benefits paid                     (71)      (74)      (23)      (23)
                                   -------   -------   -------   -------
          Benefit obligation at
           end of year               1,058     1,063       340       362
                                   -------   -------   -------   -------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at
      beginning of year              1,544     1,360       139       111
     Transfer of assets from
      Conrail plan                     352        --        --        --
     Actual return on plan assets      250       253        21        28
     Employer contribution               4         5        15        23
     401(h) account transfer            (7)       --        --        --
     Benefits paid                     (71)      (74)      (23)      (23)
                                   -------   -------   -------   -------
          Fair value of plan
           assets at end of year     2,072     1,544       152       139
                                   -------   -------   -------   -------
            Funded status            1,014       481      (188)     (223)

     Unrecognized initial net asset    (10)      (16)       --        --
     Unrecognized (gain) loss         (799)     (517)      (97)      (57)
     Unrecognized prior service
      cost (benefit)                    40        44        --       (12)
                                   -------   -------   -------   -------
          Net amount recognized    $   245   $    (8)  $  (285)  $  (292)
                                   =======   =======   =======   =======

     Amounts recognized in the
      Consolidated Balance Sheets
      consist of:
       Prepaid benefit cost        $   298   $    41   $    --   $    --
       Accrued benefit liability       (74)      (72)     (285)     (292)
       Accumulated other
        comprehensive income            21        23        --        --
                                   -------   -------   -------   -------
          Net amount recognized    $   245   $    (8)  $  (285)  $  (292)
                                   =======   =======   =======   =======

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     Of the pension plans included above, the nonqualified pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $74 million at Dec. 31, 1999, and $72 million at Dec. 31, 1998. These plans' projected benefit obligations were $76 million at Dec. 31, 1999, and $77 million at Dec. 31, 1998. Because of the nature of such plans, there are no plan assets.
     During 1999, a Section 401(h) account transfer of $7 million was made, transferring a portion of pension assets to fund 1999 medical payments for retirees.
     As a result of the commencement of operations over Conrail's lines (see Note 2), NS hired a substantial portion of Conrail's former work force. In August 1999, NS assumed certain pension obligations related to those employees. These obligations, along with pension plan assets in excess of the obligations, were transferred to the NS plans in 1999.
     NS has amended its qualified pension plan to conform certain provisions of its plan with the Conrail plan and to provide prior service credit to Conrail employees for benefits under the NS plan. The amendment, as it relates to NS employees, increased the pension benefit obligation at Dec. 31, 1998, by $40 million.
     In January 2000, NS announced a voluntary early retirement program that included enhancements to pension benefits for eligible nonunion employees. Approximately 1,180 employees, or 20% of NS' nonunion work force, were eligible for the program. Benefits will be paid out of NS' over-funded pension plan.

     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and
Aug. 31, 1999, and reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:
                                   1999        1998         1997
                                   ----        ----         ----
     Funded status:
       Discount rate               7.75%       6.75%        7.25%
       Future salary increases        5%          5%        5.25%
     Pension cost:
       Discount rate               6.75%       7.25%        7.75%
       Return on assets in plans     10%          9%           9%
       Future salary increases        5%       5.25%        5.25%

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

Pension and Other Postretirement Benefit Costs
----------------------------------------------

     ($ in millions)               1999        1998         1997
     ---------------               ----        ----         ----
     PENSION BENEFITS
     Service cost                  $   17      $   13       $   11
     Interest cost                     73          67           66
     Expected return on plan
      assets                         (152)       (106)         (90)
     Amortization of prior service
      cost                              4           1            1
     Amortization of initial net
      asset                            (7)         (7)          (6)
     Recognized net actuarial
      (gain) loss                     (22)        (12)          (7)
                                   ------      ------       ------
            Net cost (benefit)     $  (87)     $  (44)      $  (25)
                                   ======      ======       ======

     OTHER POSTRETIREMENT BENEFITS
     Service cost                  $   11      $   10       $    9
     Interest cost                     23          24           25
     Expected return on plan
      assets                          (12)         (9)          (7)
     Amortization of prior service
      cost                            (12)        (12)         (12)
     Recognized net actuarial
      (gain) loss                      (2)         (2)          --
                                   ------      ------       ------
            Net cost               $    8      $   11       $   15
                                   ======      ======       ======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.5% for 2000 and 8.0% for 1999. The rate was assumed to decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in assumed health care cost trend would have the following effects:

                                             One percentage point
     ($ in millions)                          Increase   Decrease
     ---------------                          --------   --------
     Increase (decrease) in:
       Total service and interest cost
         components                            $   4      $  (3)
       Postretirement benefit obligation       $  28      $ (24)

     Under collective bargaining agreements, NS Rail participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees.
Premiums under this plan are expensed as incurred and amounted to $5 million in 1999, $5 million in 1998 and $4 million in 1997.

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. In 1999, NS issued shares of its Common Stock to fund NS Rail's contributions. NS Rail's expenses under these plans were $12 million in 1999, $10 million in 1998 and $9 million in 1997.

------    -------------------------------------------

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS (continued)

     In November 1999, NS issued and contributed to eligible participants' accounts approximately 2 million shares of its Common Stock in connection with a temporary special work incentive program available to NS Rail's unionized employees during much of the third quarter. The cost of the program, which was charged to compensation and benefits expenses, was $49 million.
     Contributions funded with NS Common Stock were excluded from the Consolidated Statements of Cash Flows because they were noncash transactions.


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB No. 18, consisted of the following at December 31:

                                    1999                1998
                                    ----                ----
                              Carrying   Fair     Carrying   Fair
     ($ in millions)          Amount     Value    Amount     Value
     ---------------          --------   -----    --------   -----
     Investments               $ 502     $ 507     $ 777     $ 782
     Long-term debt              866       867       760       779
     Interest rate swaps          --         4        --        20

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity. The fair value of interest rate swaps were estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.
     Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $424 million on Dec. 31, 1999, and $666 million on Dec. 31, 1998. Sales of "available-for-sale" securities were immaterial for years ended Dec. 31, 1999 and 1998.


15.  COMMITMENTS AND CONTINGENCIES

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

------    -------------------------------------------

15.  COMMITMENTS AND CONTINGENCIES (continued)

and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 1999, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $41 million (of which $8 million is accounted for as a current liability), which is NS Rail's estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 12 sites accounted for $20 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

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

------    -------------------------------------------

15.  COMMITMENTS AND CONTINGENCIES (continued)

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

Debt Guarantees
---------------
     As of Dec. 31, 1999, NSR and certain of its subsidiaries are contingently liable as guarantors with respect to $104 million of indebtedness of related entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP

Norfolk, Virginia
January 25, 2000

Item 9.   Changes in and Disagreements with Accountants on Accounting
------    -----------------------------------------------------------
          and Financial Disclosure.
          ------------------------

          None.

                                PART III
                                --------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

Item 11.  Executive Compensation.
-------   ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management.
          ----------

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, to be dated April 14, 2000, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 11, 2000, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on Page 17 under "Executive Officers of the Registrant."

                                 PART IV
                                 -------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K.
          -------------------

(A)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:           Page
          ------------------------------------------            ----

          Consolidated Statements of Income
            Years ended December 31, 1999, 1998 and 1997          41

          Consolidated Balance Sheets
            As of December 31, 1999 and 1998                      42

          Consolidated Statements of Cash Flows
            Years ended December 31, 1999, 1998 and 1997          44

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 1999, 1998 and 1997          46

          Notes to Consolidated Financial Statements              47

          Independent Auditors' Report                            65

     2.   Financial Statement Schedule:

          The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

          Index to Consolidated Financial Statement Schedule    Page
          --------------------------------------------------    ----

          Schedule II - Valuation and Qualifying Accounts         75

          Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits

Exhibit
Number                        Description
-------   --------------------------------------------------------

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

          (b) Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern
               Railway Company's Form 10-Q Report for the period ended June 30, 1999.

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                        Description
-------   --------------------------------------------------------

  10      Material Contracts (continued) -

          (c) Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern
               Railway Company's Form 10-Q Report for the period ended June 30, 1999.

          (d) Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company is incorporated herein by reference from Exhibit 10.3 to Norfolk Southern Railway Company's Form 10-Q Report for the period ended June 30, 1999.

          (e) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from
               Exhibit 10.4 to Norfolk Southern Railway Company's
               Form 10-Q Report for the period ended June 30, 1999.

          (f) Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Railway Company's Form 10-Q Report for the period ended June 30, 1999.

          (g) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Railway Company's Form 10-Q Report for the period ended June 30, 1999.

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                        Description
-------   --------------------------------------------------------

  10      Material Contracts (continued) -

          (h) Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Railway Company's Form 10-Q Report for the period ended June 30, 1999.

          (i) The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is filed herewith.

          (j) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference with Exhibit 10(b) to Southern's 1987 Annual Report on Form 10-K) - is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern Railway's 1994 Annual Report on
               Form 10-K.

   21     Subsidiaries of the Registrant.

   27     Financial Data Schedule.

(B)       Reports on Form 8-K.

          No reports on Form 8-K were filed for the three months ended December 31, 1999.

(C)       Exhibits.

          The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

Exhibit
Number                        Description
-------   --------------------------------------------------------

(D)       Financial Statement Schedules.

          Financial statement schedules and separate financial statements specified by this Item are included in
          Item 14(a)2 or are otherwise not required or are not applicable.

                            POWER OF ATTORNEY
                            -----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and J. Gary Lane, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and J. Gary Lane, or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.


                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 2000.


                              NORFOLK SOUTHERN RAILWAY COMPANY


                              By   /s/ David R. Goode
                                   ------------------------------------
                                   (David R. Goode, President and
                                    Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March, 2000, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

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


/s/ James C. Bishop, Jr.
--------------------------         Director
(James C. Bishop, Jr.)


/s/ Jon L. Manetta
--------------------------         Director
(Jon L. Manetta)


/s/ L. I. Prillaman
--------------------------         Director
(L. I. Prillaman)


/s/ Stephen C. Tobias
--------------------------         Director
(Stephen C. Tobias)

                                                         Schedule II
                                                         Page 1 of 2

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1997, 1998 and 1999
                        (In millions of dollars)

                                   Additions charged to
                                   --------------------
                         Beginning  Other               Ending
                         Balance    Expenses  Accounts  Deductions  Balance
                         ---------  --------  --------  ----------  -------

Year ended December 31, 1997
----------------------------
Valuation allowance
 (included net in deferred
 tax liability) for
 deferred tax assets       $  1      $ --      $ --       $ --       $  1
Casualty and other
 claims included in
 other liabilities         $247      $108      $  2 (1)   $105 (2)   $252
Current portion of
 casualty and other
 claims included in
 accounts payable          $165      $ 14      $170 (1)   $178 (3)   $171

Year ended December 31, 1998
----------------------------
Valuation allowance
 (included net in deferred
 tax liability) for
 deferred tax assets       $  1      $ --      $ --       $ --       $  1
Casualty and other
 claims included in
 other liabilities         $252      $ 86      $ 22 (1)   $ 89 (2)   $271
Current portion of
 casualty and other
 claims included in
 accounts payable          $171      $ 11      $149 (1)   $188 (3)   $143


(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.


                                                            (continued)




                                                         Schedule II
                                                         Page 2 of 2

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1997, 1998 and 1999 (continued)
                        (In millions of dollars)

                                   Additions charged to
                                   --------------------
                         Beginning  Other               Ending
                         Balance    Expenses  Accounts  Deductions  Balance
                         ---------  --------  --------  ----------  -------

Year ended December 31, 1999
----------------------------
Valuation allowance
 (included net in deferred
 tax liability) for
 deferred tax assets       $  1      $ --      $ --       $ --       $  1
Casualty and other
 claims included in
 other liabilities         $271      $114      $  9 (1)   $119 (2)   $275
Current portion of
 casualty and other
 claims included in
 accounts payable          $143      $ 19      $191 (1)   $173 (3)   $180


(1) Includes revenue overcharges provided through charges to operating revenues and transfers from other accounts.

(2) Payments and reclassifications to/from accounts payable.

(3) Payments and reclassifications to/from other liabilities.

                              EXHIBIT INDEX
                              -------------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Electronic
Submission
Exhibit
Number                        Description                         Page
---------- ----------------------------------------------------   ----

  10 (i)   The Agreement, entered into as of July 27, 1999,
           between North Carolina Railroad Company and
           Norfolk Southern Railway Company.                        78

  21       Subsidiaries of Norfolk Southern Railway.               122

  27       Financial Data Schedule.                                123

           (Required to be electronically submitted for use by the Securities and Exchange Commission only and not deemed part of this filing.)