Form 10-Q
period 2000-03-31
NORFOLK SOUTHERN RAILWAY CO/VA
filed 2000-05-10
CIK 92275

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 2000

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

                Class                Outstanding as of April 30, 2000
                -----                --------------------------------
     Common Stock (par value $1.00)             16,668,997

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

                                   INDEX
                                   -----

                                                                  Page
                                                                  ----
Part  I.    Financial Information:

        Item 1. Financial Statements:

                Consolidated Statements of Income
                Three Months Ended March 31, 2000 and 1999           3

                Consolidated Balance Sheets as of
                March 31, 2000, and December 31, 1999                4

                Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999           6

                Notes to Consolidated Financial Statements           8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations       13


Part II.    Other Information:

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risks                                  18

        Item 6. Exhibits and Reports on Form 8-K                    18


Signatures                                                          19


Index to Exhibits                                                   20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                   --------------------
                                                      2000       1999
                                                      ----       ----

Railway operating revenues:
 Coal                                                 $   343    $   282
 General merchandise                                      910        623
 Intermodal                                               206        125
                                                       ------     ------
     TOTAL RAILWAY OPERATING REVENUES                   1,459      1,030

Railway operating expenses:
 Compensation and benefits (Note 3)                       651        368
 Materials, services and rents                            331        197
 Conrail rents and services (Note 4)                      131         --
 Depreciation                                             121        113
 Diesel fuel                                              115         37
 Casualties and other claims                               32         35
 Other                                                     84         58
                                                       ------     ------
     TOTAL RAILWAY OPERATING EXPENSES                   1,465        808
                                                       ------     ------

     Income (loss) from railway operations                 (6)       222

Other income - net                                        (33)        15
Interest expense on debt                                  (10)        (7)
                                                       ------     ------
     Income (loss) before income taxes                    (49)       230

Provision (benefit) for income taxes                      (19)        84
                                                       ------     ------

     NET INCOME (LOSS)                                 $  (30)    $  146
                                                       ======     ======

See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                                March 31,     December 31,
                                                  2000           1999
                                                --------      -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $    34         $    --
 Short-term investments                              12              12
 Accounts receivable, net of allowance for
  doubtful accounts of $6 million and
  $5 million, respectively                          786             681
 Due from Conrail (Note 4)                           10              77
 Materials and supplies                             117              98
 Deferred income taxes                              138             124
 Other current assets                               133             144
                                                -------         -------
     Total current assets                         1,230           1,136
                                                -------         -------

Investments (Note 6)                                495             624
Properties less accumulated depreciation         10,401          10,390
Other assets                                        424             482
                                                -------         -------
     TOTAL ASSETS                               $12,550         $12,632
                                                =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   846         $   787
 Income and other taxes                             145             132
 Due to NS - net (Note 4)                           474             483
 Notes and accounts payable to Conrail (Note 4)     216             184
 Other current liabilities                          155             152
 Current maturities of long-term debt                85              85
                                                -------         -------
     Total current liabilities                    1,921           1,823
                                                -------         -------

Long-term debt                                      765             781
Other liabilities                                 1,052           1,044
Minority interests                                    3               3
Deferred income taxes                             3,539           3,596
                                                -------         -------
     TOTAL LIABILITIES                            7,280           7,247
                                                -------         -------


                                                             (continued)




Item 1.   Financial Statements.  (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Balance Sheets (continued)
                              ($ in millions)
                                (Unaudited)

                                                March 31,     December 31,
                                                  2000           1999
                                                --------      -----------

Stockholders' equity:
 Serial preferred stock                              55              55
 Common stock                                       167             167
 Additional paid-in capital                         673             673
 Accumulated other comprehensive income
  (Note 6)                                          174             259
 Retained income                                  4,201           4,231
                                                -------         -------
     TOTAL STOCKHOLDERS' EQUITY                   5,270           5,385
                                                -------         -------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $12,550         $12,632
                                                =======         =======

See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2000        1999
                                                       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $    (30)   $    146
 Reconciliation of net income to net cash provided
  by operating activities:
   Depreciation                                           121         114
   Deferred income taxes                                  (28)         19
   Nonoperating gains on property sales                    (3)         (5)
   Changes in assets and liabilities affecting
    operations:
     Accounts receivable                                 (105)        (48)
     Materials and supplies                               (19)          4
     Other current assets and due from Conrail             88          (2)
     Income tax liabilities                                10          69
     Other short-term liabilities                         105         (39)
     Other - net (Note 3)                                  49           6
                                                     --------    --------
            Net cash provided by operating
             activities                                   188         264

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (168)       (263)
 Property sales and other transactions                     30           9
 Investments, including short-term                        (20)        (44)
 Investment sales and other transactions                   32          31
                                                     --------    --------
            Net cash used for investing activities       (126)       (267)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 4)                                        (1)         (1)
 Advances and repayments to NS                            (37)        (17)
 Advances and repayments from NS                           28          22
 Proceeds from borrowings                                  68          94
 Debt repayments                                          (86)        (15)
                                                     --------    --------
            Net cash provided by (used for)
             financing activities                         (28)         83
                                                     --------    --------
            Net increase in cash and cash
             equivalents                                   34          80

CASH AND CASH EQUIVALENTS:*
 At beginning of year                                      --          --
                                                     --------    --------
 At end of period                                    $     34    $     80
                                                     ========    ========


                                                             (continued)




Item 1.   Financial Statements.  (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Consolidated Statements of Cash Flows (continued)
                              ($ in millions)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2000        1999
                                                       ----        ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)             $     52    $     16
   Income taxes                                      $     (1)   $     (4)


* Cash equivalents represent all highly liquid investments purchased three months or less from maturity.


See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K, and (b) any Current Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 1999 in the matters as discussed in NOTE 15, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 1999, Notes to Consolidated Financial Statements, beginning on page 62.

3.   Workforce Reduction Charge

     "Compensation and benefits" expenses include a $101 million workforce reduction charge which lowered net income by $62 million. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the overfunded pension plan. As a result, there was a noncash reduction to NS Rail's pension plan asset. Reductions in union personnel were achieved primarily through furloughs, and some of these employees are entitled to postemployment benefits.
     The charge includes an accrual for these amounts for the period until these employees return to work as a result of normal attrition.

4.   Related Parties

     General
     -------
     NS is the parent holding company of NS Rail. The costs of functions performed by NS are charged to NS Rail, and NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.

     NS Rail owns 21,627,902 shares of NS common stock.

------    --------------------

4.   Related Parties (continued)

     Operations Over Conrail's Lines
     -------------------------------
     Overview -- NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC). From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, Norfolk Southern Railway Company (NSR) and CSX Transportation, Inc. (CSXT).

     Commencement of Operations -- On June 1, 1999 (the "Closing Date"), NSR began operating the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, under various leasing and operating arrangements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT. In addition to a fee paid for the joint and exclusive access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     NSR and CSXT now provide substantially all rail freight services on Conrail's route system, are responsible for performing most services incident to customer rail transportation contracts, and employ the majority of Conrail's former workforce. As a result, on the Closing Date, both
     NS Rail's route miles and its employees increased by approximately 50 percent.

     NS Rail accrued in the second quarter of 1999 $168 million
     ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $42 million of such is classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS Rail's balance sheet. Through March 31, 2000, NS Rail has paid $28 million of these costs. In addition, NS Rail has incurred $10 million and expects to incur an additional $9 million of costs for relocations of former Conrail employees.

------    --------------------

4.   Related Parties (continued)

     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.

     "Conrail rents and services," a line added to the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during a transition period.

     "Notes and accounts payable to Conrail" includes $120 million of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 6.3% at March 31, 2000. Also included is $96 million due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Noncash Dividend
     -----------------
     In March 1999, NS Rail declared and issued to NS a noncash dividend of $200 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

     Sales of Accounts Receivable
     ---------------------------
     Since Dec. 1, 1999, NS Rail has sold certain of its rail accounts receivable to NS. These sales are accounted for as secured borrowings, and the liability is included in "Due to NS - net" in the Consolidated Balance Sheet. As of March 31, 2000, and
     Dec. 31, 1999, "Accounts receivable" included $485 million and $388 million, respectively, of such sold receivables.

     NS Rail services the receivables on behalf of NS for a fee that approximates the costs of servicing. The fee is reflected in the discount applied to receivables sold. The discount is included in "Other income - net" in the Consolidated Statement of Income.

     On May 1, 2000, NS sold receivables it had purchased from NS Rail, and NS Rail sold certain additional accounts receivable for combined proceeds totaling $460 million. Subsequent sales will occur as receivables are generated, and NS Rail will service the accounts on behalf of the purchasers.

------    --------------------

4.   Related Parties (continued)

     Intercompany Accounts
     ---------------------

                                 March 31, 2000      December 31, 1999
                               ------------------    ------------------
                                          Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                           ($ in millions)

     Due from NS:
      Advances                 $   69      4%        $   75      4%

     Due to NS:
      Advances                   (196)     5%          (234)     5%
      Notes                      (347)     7%          (324)     7%
                               ------                ------
        Due to NS - net        $ (474)               $ (483)
                               ======                ======

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At March 31, 2000, and Dec. 31, 1999,
     NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $815 million and $809 million, respectively.

     Cash Required for NS Debt
     -------------------------
     A significant portion of the funding for the interest and repayments on NS' debt is expected to be provided by NS Rail.

5.   Lease Commitment

     In March 2000, NS Rail entered into a lease for 79 locomotives, and committed to lease an additional 61 locomotives to be delivered in the second quarter. The lease has a maximum term of eight years and includes purchase options. If NS Rail does not purchase the locomotives at the end of the lease term, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS Rail does not expect that any payments under this provision would be material to its financial statements.

------    --------------------

6.   Comprehensive Income (Loss)

     NS Rail's total comprehensive income (loss) was as follows:

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                  2000         1999
                                                  ----         ----
                                                  ($ in millions)

     Net income (loss)                           $  (30)      $  146
     Other comprehensive loss                       (84)         (76)
                                                 ------       ------
          Total comprehensive income (loss)      $ (114)      $   70
                                                 ======       ======

     For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock.

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

OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS Rail began operating a substantial portion of Conrail's properties (NS Rail's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 4). As a result, both railroad route miles operated by NS Rail and the number of its employees increased approximately
50 percent on that date. Results for the first quarter of 1999 reflect the operation of the former NS Rail system, which did not include the Northern Region.

Difficulties encountered in the assimilation of the Northern Region into NS Rail's existing system resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and the actions taken to address them increased operating expenses. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Although system fluidity has improved, income from railway operations is expected to continue to be adversely affected until these revenue and expense issues have been resolved fully.

RESULTS OF OPERATIONS

Net Income
----------
First-quarter 2000 results were a net loss of $30 million, compared with net income of $146 million in the first quarter of 1999. The loss reflected a $62 million after-tax charge for pension expense associated with an early retirement program and protective benefits related to other actions taken to reduce the workforce (see Note 3). Excluding the effects of the workforce reduction charge, net income would have been $32 million, down $114 million, or 78 percent, compared with last year. The decline was principally due to reduced income from railway operations that resulted from higher diesel fuel costs, expenses related to efforts to improve service (primarily locomotive and freight car costs) and a lower proportion of export coal traffic. Lower nonoperating income, reflecting the discount charged by NS in its purchase of certain NS Rail receivables (see
Note 4), also contributed to the decline in net income.

Railway Operating Revenues
--------------------------

First-quarter railway operating revenues were $1,459 million in 2000, and were $1,030 million in 1999. As shown in the following table, the increase was attributable to higher traffic volume, largely the result of the commencement of operations in the Northern





Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Region. The revenue per unit/mix component includes a $53 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic, coupled with a decline in the proportion of export coal traffic.

                                                First Quarter
                                                2000 vs. 1999
                                             Increase (Decrease)
                                             ------------------
                                              ($ in millions)

     Traffic volume (carloads)                   $  462
     Revenue per unit/mix                           (33)
                                                 ------
                                                 $  429
                                                 ======

Revenues and carloads for the commodity groups were as follows
(prior year data has been reclassified to conform to the current presentation):

                                    Revenues                Carloads
                                2000       1999          2000      1999
                                ----       ----          ----      ----
                                ($ in millions)          (in thousands)

Coal                          $  343      $  282          422       301
General merchandise:
  Automotive                     240         160          183       136
  Chemicals                      184         125          114        78
  Metals/construction            174          94          191        90
  Agri./consumer prod./govt.     159         116          134       105
  Paper/clay/forest              153         128          126       103
                              ------      ------        -----     -----
General merchandise              910         623          748       512
Intermodal                       206         125          508       346
                              ------      ------        -----     -----
      Total                   $1,459      $1,030        1,678     1,159
                              ======      ======        =====     =====

Coal
----
Coal revenues were $343 million in the first quarter, versus
$282 million last year. Total tonnage handled increased 12 million tons, 9 million tons of which was utility coal traffic. The effects of Northern Region traffic were somewhat offset by lower export tonnage out of Norfolk, Va., and by reduced utility demand in the Southeast. Domestic metallurgical coal, coke and iron ore traffic volume benefited from increased domestic steel production and new business.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Coal revenues in the second quarter are expected to continue to reflect an increase related to the addition of Northern Region traffic, which commenced last June. For the second half of the year, coal revenues are expected to be slightly higher than in the comparable period of 1999.

General Merchandise
-------------------
General merchandise revenues were $910 million in the first quarter, versus $623 million last year, reflecting principally the addition of Northern Region traffic. Continued strong automotive demand, increased metals and construction business, and recovery of some of the traffic diverted last year also contributed to increased revenues.

The addition of the Northern Region last June will continue to have a favorable effect on the year-over-year comparison of general merchandise revenues in the second quarter. For the second half of the year, general merchandise revenues are expected to be somewhat higher than in the comparable period of 1999, reflecting additional business and higher rates.

Intermodal
----------
Intermodal revenues were $206 million in the first quarter, versus $125 million last year, primarily due to the addition of Northern
Region traffic, increased demand and the recovery of diverted traffic.

Intermodal revenues for the second quarter will continue to reflect the addition of the Northern Region. For the second half of the year, intermodal revenues are expected to be somewhat higher than last year, as the effects of the loss of APL business late in 1999 are expected to be offset by new business.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $1,465 million, and included the $101 million charge related to the workforce reduction efforts (see Note 3). Excluding the charge, railway operating expenses increased $556 million, or 69 percent, compared with the first quarter of 1999. The increase principally resulted from the commencement of operations in the Northern Region and higher diesel fuel prices.

"Compensation and benefits" expense increased $283 million, including the effects of the $101 million workforce reduction charge. Excluding the charge, compensation and benefits expense increased $182 million, or 49 percent. The increases principally resulted from the almost 50 percent increase in the railroad workforce on the Closing Date, and higher wage rates and medical costs for union employees. Medical costs in 1999 benefited from

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

premium refunds attributable to a surplus in the national union welfare benefit plan. Partially offsetting these increases were pension income that was $22 million higher than first-quarter 1999, lower incentive compensation and lower nonunion salaries in March following the voluntary early retirement program.

"Materials, services and rents" increased $134 million, or 68 percent, primarily due to Northern Region operations and higher locomotive rents.

"Conrail rents and services" amounted to $131 million, representing expenses for use of PRR's assets and CRC's operation of the Shared Assets Areas (see Note 4).

"Diesel fuel" expense increased $78 million, or 211 percent, due to a sharp rise in the price per gallon and to increased consumption related to Northern Region operations. The price per gallon for the quarter more than doubled -- from an average of 40 cents last year to more than 85 cents this year. This rise in price was responsible for approximately $60 million of the $78 million increase.

"Other" expense increased $26 million, or 45 percent, principally due to higher property and other taxes related to operations in the Northern Region.

"Casualties and other claims" expense decreased $3 million, or 9 percent, as costs related to the commencement of Northern Region operations were more than offset by higher expenses last year related to a settlement associated with a Superfund site and damages to automobiles being transported in a train that derailed.

The railway operating ratio was 100.4 percent in the first quarter. Excluding the workforce reduction charge, the operating ratio would have been 93.5 percent, versus 78.4 percent in the first quarter of 1999. Most of the increase was attributable to the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal), the new traffic in the Northern Region and higher fuel prices. The second-quarter 2000 railway operating ratio is expected to be more nearly comparable to that of 1999, and for the remainder of the year, the ratio is expected to improve, compared with 1999's ratio, which was adversely effected by system congestion and related traffic diversions after the Closing Date.

Other Income - Net
------------------
"Other income - net" was $48 million lower in the first quarter of 2000, compared with last year, primarily due to the effects of NS Rail's sale of certain accounts receivable, which commenced Dec. 1, 1999 (see Note 4).

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Provision for Income Taxes
--------------------------
The first-quarter effective income tax rate was 38.8 percent, compared with 36.5 percent last year, which benefited from favorable adjustments to state tax accruals.

FINANCIAL CONDITION AND LIQUIDITY
                                           March 31,        Dec. 31,
                                             2000             1999
                                           --------         -------
                                                ($ in millions)

     Cash and short-term investments       $  46            $  12
     Debt-to-total capitalization          15.5%            15.5%

CASH PROVIDED BY OPERATING ACTIVITIES, NS Rail's principal source of liquidity, decreased $76 million, or 29 percent, in the first quarter of 2000, compared with last year. The decline was largely attributable to NS Rail's dividend of accounts receivable to NS on Dec. 1, 1999, which resulted in NS' receipt of the cash related to those receivables. The effects of the decline in operating income (excluding the noncash workforce reduction charge) were more than offset by the lack of bonus payments and other favorable changes in working capital.

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower property additions, reflecting the leasing of locomotives in 2000 (see Note 5). Locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES reflects less proceeds from borrowings in 2000, coupled with higher debt repayments. NS Rail expects to pay down its indebtedness to PRR in the second quarter.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business, and the ability to reduce expenses.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.
------    -----------------------------------------------------------

          There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 36 of the Company's 1999 Annual Report on Form 10-K.


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits:

               Financial Data Schedule.

          (b)  Reports on Form 8-K:

               None.

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




Date: May 10, 2000             /s/ Dezora M. Martin
      -------------------      ------------------------------------------
                               Dezora M. Martin
                               Assistant Corporate Secretary (Signature)




Date: May 10, 2000             /s/ John P. Rathbone
      -------------------      ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                             INDEX TO EXHIBITS
                             -----------------

Electronic
Submission
Exhibit
Number                     Description                         Page
-----------  -----------------------------------------         ----

   27        Financial Data Schedule                            21

             (This exhibit is required to be submitted electronically pursuant to the rules and regulations of the Securities and
             Exchange Commission and shall not be
             deemed filed for purposes of Section 11
             of the Securities Act of 1933 or
             Section 18 of the Securities Exchange Act of 1934.)