Form 10-Q
period 2000-06-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2000-08-10
CIK 92275

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 2000

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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

              Class                  Outstanding as of July 31, 2000
              -----                  --------------------------------
   Common Stock (par value $1.00)               16,668,997

                             TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----
Part  I.    Financial Information:

        Item 1. Financial Statements:

                Consolidated Statements of Income
                Three Months and Six Months Ended
                June 30, 1999 and 1998                               3

                Consolidated Balance Sheets as of
                June 30, 2000, and December 31, 1999                 4

                Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2000 and 1999              5

                Notes to Consolidated Financial Statements           6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations       11

Part II.    Other Information:

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risks                                  18

        Item 4. Submission of Matters to a Vote of
                Security Holders                                    18

        Item 6. Exhibits and Reports on Form 8-K                    18

Signatures                                                          19

Exhibit Index                                                       20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                    Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                    ------------------     ----------------
                                     2000        1999       2000      1999
                                     ----        ----       ----      ----
Railway operating revenues:
 Coal                               $  377      $  298     $  720    $  580
 General merchandise                   934         723      1,844     1,346
 Intermodal                            229         160        435       285
                                    ------      ------     ------    ------
   TOTAL RAILWAY OPERATING
    REVENUES                        $1,540      $1,181     $2,999    $2,211
                                    ------      ------     ------    ------

Railway operating expenses:
 Compensation and benefits
  (Note 4)                             486         533      1,137       901
 Materials, services and rents         333         293        664       490
 Conrail rents and services
  (Note 5)                             124          43        255        43
 Depreciation                          121         115        242       228
 Diesel fuel                           106          48        221        85
 Casualties and other claims            34          29         66        64
 Other                                  87          98        171       156
                                    ------      ------     ------    ------
   TOTAL RAILWAY OPERATING
    EXPENSES                         1,291       1,159      2,756     1,967
                                    ------      ------     ------    ------

       Income from railway
        operations                     249          22        243       244

Other income (expense) - net           (50)          4        (83)       19
Interest expense on debt               (11)         (9)       (21)      (16)
                                    ------      ------     ------    ------
       Income before income taxes      188          17        139       247

Provision for income taxes              73           4         54        88
                                    ------      ------     ------    ------

       NET INCOME                   $  115      $   13     $   85    $  159
                                    ======      ======     ======    ======


See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                              June 30, 2000   Dec. 31, 1999
                                              -------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents                        $    21        $    --
 Short-term investments                                 5             12
 Accounts receivable, net (Note 3)                    129            681
 Due from Conrail (Note 5)                             18             77
 Materials and supplies                               134             98
 Deferred income taxes                                150            124
 Other current assets                                 102            144
                                                  -------        -------
     Total current assets                             559          1,136
                                                  -------        -------

Due from NS - net (Note 5)                            172             --
Investments (Note 7)                                  527            624
Properties less accumulated depreciation           10,437         10,390
Other assets                                          467            482
                                                  -------        -------
     TOTAL ASSETS                                 $12,162        $12,632
                                                  =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   850        $   787
 Income and other taxes                               181            132
 Due to NS - net (Note 5)                              --            483
 Notes and accounts payable to Conrail (Note 5)       103            184
 Other current liabilities                            166            152
 Current maturities of long-term debt                  85             85
                                                  -------        -------
     Total current liabilities                      1,385          1,823
                                                  -------        -------

Long-term debt                                        739            781
Other liabilities                                   1,054          1,044
Minority interests                                      2              3
Deferred income taxes                               3,591          3,596
                                                  -------        -------
     TOTAL LIABILITIES                              6,771          7,247
                                                  -------        -------

Stockholders' equity:
 Serial preferred stock                                55             55
 Common stock                                         167            167
 Additional paid-in capital                           673            673
 Accumulated other comprehensive income (Note 7)      181            259
 Retained income                                    4,315          4,231
                                                  -------        -------
     TOTAL STOCKHOLDERS' EQUITY                     5,391          5,385
                                                  -------        -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $12,162        $12,632
                                                  =======        =======


See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                       2000        1999
                                                       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $    85     $   159
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                           243         229
   Deferred income taxes                                   (8)        (42)
   Gains on property sales                                 (6)        (10)
   Changes in assets and liabilities affecting
    operations:
     Accounts receivable (Note 3)                          57        (172)
     Materials and supplies                               (36)          7
     Other current assets and due from Conrail            109          21
     Income tax liabilities                                55         128
     Other short-term liabilities                         100         156
     Other - net (Note 4)                                   3         137
                                                      -------     -------
       Net cash provided by operating activities          602         613

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                      (333)       (544)
 Property sales and other transactions                     43          23
 Investments, including short-term                        (39)        (73)
 Investment sales and other transactions                   38         146
                                                      -------     -------
       Net cash used for investing activities            (291)       (448)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 5)                                        (1)         (1)
 Advances and repayments to NS                           (194)       (258)
 Advances and repayments from NS                           34          22
 Proceeds from borrowings                                 125         188
 Debt repayments                                         (254)        (25)
                                                      -------     -------
       Net cash used for financing activities            (290)        (74)
                                                      -------     -------
       Net increase in cash and cash equivalents           21          91

CASH AND CASH EQUIVALENTS:
 At beginning of year                                      --          --
                                                      -------     -------
 At end of period                                     $    21     $    91
                                                      =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)              $    81     $    31
   Income taxes                                       $     6     $     2

See accompanying notes to Consolidated Financial Statements.

------    --------------------

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
    (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and results of operations and cash flows for the six months ended June 30, 2000 and 1999.

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

3.   Sale of Accounts Receivable

     From Dec. 1, 1999, through April 30, 2000, NSR sold certain of its rail accounts receivable, on a nonrecourse basis, to NS.
     Based on the terms of the sale agreement, these sales were accounted for as secured borrowings. Accordingly, at Dec. 31, 1999, "Accounts receivable, net" included $388 million of such sold receivables, and "Due to NS - net" included the related liability.

     Effective May 2000, NS and NSR sold, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable totaling approximately $700 million. The pool consisted of receivables NS earlier had purchased from NSR (as described above), and certain additional NSR receivables. Subsequent sales will occur as receivables are generated. NSR services and collects the sold receivables on behalf of the purchaser but retains no collection risk with respect to them.

     The special-purpose NS subsidiary, in turn, sold an undivided owner-ship interest in the pool of accounts receivable. NS has a retained interest in the receivables sold through this bankruptcy-remote subsidiary. Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, are no longer included on the balance sheet of NS Rail. This resulted in a $495 million noncash reduction of receivables and Intercompany Accounts which was excluded from the Consolidated Statements of Cash Flows. Fees associated with the sale are included in "Other income (expense) - net."

------    --------------------

4.   Work Force Reduction Charge

     "Compensation and benefits" expenses for the first six months of 2000 include a first-quarter $101 million work force reduction charge, which lowered net income by $62 million. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the overfunded pension plan. As a result, there was a noncash reduction to NS Rail's pension plan asset. Reductions in union personnel were achieved primarily through furloughs, and some of these employees are entitled to postemployment benefits. The charge includes an accrual for these amounts for the period until these employees return to work as a result of normal attrition.

5.   Related Parties

     General
     -------
     NS is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges
     NS Rail a fee for management services it performs for NS Rail. Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in "Compensation and benefits" will be reflected in "Materials, services and rents." In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.

     NS Rail owns 21,627,902 shares of NS common stock.

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

------    --------------------

     In addition to a fee paid for such access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     NSR and CSXT now provide substantially all rail freight services on Conrail's route system, are responsible for performing most services incident to customer rail transportation contracts, and employ the majority of Conrail's former work force. As a result, on the Closing Date, both NS Rail's route miles and its employees increased by approximately 50 percent.

     NS Rail accrued in the second quarter of 1999 $168 million
     ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $42 million of such is classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS Rail's balance sheet. Through June 30, 2000, NS Rail has paid $34 million of these costs. In addition, NS Rail has incurred $12 million and expects to incur an additional $7 million of costs for relocations of former Conrail employees.

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

     "Notes and accounts payable to Conrail" includes $33 million at June 30, 2000, and $123 million, at Dec. 31, 1999, of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 6.4% at June 30, 2000. Also included is $70 million at June 30, 2000, and $61 million, at Dec. 31, 1999, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Sales of Accounts Receivable
     ----------------------------
     From Dec. 1, 1999, through April 30, 2000, NSR sold certain of its rail accounts receivable, on a nonrecourse basis, to NS.
     Based on the terms of the sale agreement, these sales were accounted for as secured borrowings. Accordingly, at Dec. 31, 1999, "Accounts receivable, net" included $388 million of such sold receivables, and "Due to NS - net" included the related liability.

------    --------------------

     Intercompany Accounts
     ---------------------

                                 June 30, 2000          Dec. 31, 1999
                                 -------------          -------------
                                          Average                Average
                                         Interest               Interest
                               Balance     Rate       Balance     Rate
                               -------   --------     -------   --------
                                           ($ in millions)

     Due from NS:
      Advances                 $  525    6%           $   75    4%

     Due to NS:
      Advances                     --                   (234)   5%
      Notes                      (353)   8%             (324)   7%
                               ------                 ------
       Due from (to) NS-net    $  172                 $ (483)
                               ======                 ======

     The majority of the change for the first six months of 2000 in the Intercompany Accounts results from the sale of receivables under the new sale agreement (see Note 3).

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At June 30, 2000, and Dec. 31, 1999,
     NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $830 million and $809 million, respectively.

     Noncash Dividend
     -----------------
     In March and June 1999, NSR declared and issued to NS noncash dividends totaling $467 million, which were settled by reduction of NSR's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

     Cash Required for NS Debt
     -------------------------
     A significant portion of the funding for the interest and repayments on NS' debt is expected to be provided by NS Rail.

------    --------------------

6.   Lease Commitment

     In March and June 2000, NS Rail entered into operating leases for a total of 140 locomotives, which have a maximum term of eight years and include purchase options. If NS Rail does not purchase the locomotives at the end of the lease terms, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS Rail does not expect that any payments under this provision would be material to its financial statements.

7.   Comprehensive Income

     NS Rail's total comprehensive income was as follows:

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                ------------------      ----------------
                                 2000        1999        2000       1999
                                 ----        ----        ----       ----
                                             ($ in millions)

     Net income                  $  115      $   13      $   85     $  159
     Other comprehensive
        income (loss)                 6          52         (78)       (24)
                                 ------      ------      ------     ------
        Total comprehensive
         income                  $  121      $   65      $    7     $  135
                                 ======      ======      ======     ======

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

OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS Rail began operating a substantial portion of Conrail's properties (NS Rail's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see
Note 5). As a result, both the railroad route miles operated by NS Rail and the number of its railroad employees increased approximately 50 percent on that date. Results for the second quarter and first six months of 1999 reflect only one month of operations of the new NS railroad system, which includes the Northern Region.

Difficulties encountered in the assimilation of the Northern Region into NS Rail's existing system during 1999 resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation. Although system fluidity has improved, income from railway operations is expected to continue to be affected adversely until these revenue and expense issues have been resolved fully.

RESULTS OF OPERATIONS

Net Income
----------
Net income was $115 million in the second quarter of 2000, up
$102 million, compared with $13 million in the second quarter of 1999. For the first six months of 2000, net income was $85 million, compared with $159 million in the comparable period of 1999. Results in 2000 included a first-quarter pretax charge of $101 million ($62 million after taxes) for pension expense associated with a voluntary early retirement program and protective benefits related to other actions taken to reduce the work force (See Note 4). Results in 1999 included $168 million ($103 million after taxes) of costs for contractual obligations, principally to former Conrail employees. Excluding the effects of these items, second-quarter net income was about even with that of last year, and six-month net income declined $115 million, or 44 percent. For the quarter, income from railway operations increased, as last year's second quarter was significantly affected by the difficulties encountered in the commencement of operations in the Northern Region. However, the effects of this improvement were offset by higher nonoperating expenses, largely attributable to the sale of accounts receivable to NS (see Note 5). The unfavorable six-month comparison was principally due to: (1) the higher nonoperating expenses related to the sale of accounts receivable to NS and (2) reduced income

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

from railway operations that resulted from higher diesel fuel costs, a change in the mix of traffic (a lower proportion of export coal traffic and a higher proportion of intermodal traffic), and expenses related to efforts to improve service (primarily locomotive and freight car costs earlier in the year).

Railway Operating Revenues
--------------------------

Second-quarter railway operating revenues were $1.5 billion in 2000, and were $1.2 billion in 1999. For the first six months, railway operating revenues were $3.0 billion in 2000, and were $2.2 billion in 1999. As shown in the following table, the increases were attributable to higher traffic volume, largely the result of the commencement of operations in the Northern Region. The year-to-date revenue per unit/mix component includes a $57 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic, coupled with a decline in the proportion of export coal traffic.

                                 Second Quarter        First Six Months
                                  2000 vs. 1999          2000 vs. 1999
                               Increase (Decrease)    Increase (Decrease)
                               ------------------     ------------------
                                           ($ in millions)

     Traffic volume (carloads)      $   337                  $   796
     Revenue per unit/mix                22                       (8)
                                    -------                  -------
                                    $   359                  $   788
                                    =======                  =======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                              Revenues
                               ----------------------------------------
                                 Second Quarter          Six Months
                                2000       1999       2000        1999
                                ----       ----       ----        ----
                                           ($ in millions)

Coal                           $  377     $  298     $  720      $  580
General merchandise:
  Automotive                      247        187        487         347
  Chemicals                       195        147        379         272
  Metals/construction             182        126        356         220
  Paper/clay/forest               160        139        313         267
  Agr./consumer prod./govt.       150        124        309         240
                               ------     ------     ------      ------
General merchandise               934        723      1,844       1,346
Intermodal                        229        160        435         285
                               ------     ------     ------      ------
      Total                    $1,540     $1,181     $2,999      $2,211
                               ======     ======     ======      ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

                                              Carloads
                               ----------------------------------------
                                 Second Quarter          Six Months
                                2000       1999       2000        1999
                                ----       ----       ----        ----
                                            (in thousands)

Coal                             436        340        858         640
General merchandise:
  Automotive                     189        156        372         292
  Chemicals                      116         92        230         170
  Metals/construction            206        126        396         217
  Paper/clay/forest              126        113        252         215
  Agr./consumer prod./govt.      128        117        263         223
                               -----      -----      -----       -----
General merchandise              765        604      1,513       1,117
Intermodal                       555        425      1,062         771
                               -----      -----      -----       -----
      Total                    1,756      1,369      3,433       2,528
                               =====      =====      =====       =====

Coal
----
Second-quarter coal revenues were $377 million, compared with $298 million last year, and were $720 million for the first six months, compared with $580 million last year. Total tonnage handled increased 10 million tons in the quarter and 22 million tons for the first six months, most of which was utility coal traffic. The effects of Northern Region traffic were somewhat offset by lower export tonnage out of Norfolk, Va., and reduced utility demand in the Southeast earlier in the year. Utility volume was affected by plant repairs and outages in the Spring; however, demand continues to be driven by increased electricity generation in NS' service region. Domestic metallurgical coal, coke and iron ore traffic volume also benefited from increased domestic steel production and new business.

For the remainder of the year, coal revenues are expected to be slightly higher than the comparable period of 1999.

General Merchandise
-------------------
Second-quarter general merchandise revenues were $934 million, compared with $723 million last year, and were $1.8 billion for the first six months, compared with $1.3 billion last year. Both increases were principally the result of the addition of Northern
Region traffic. Continued strong automotive demand, increased metals and construction business, and recovery of much of the traffic diverted last year also contributed to increased revenues.

For the remainder of the year, general merchandise revenues are expected to be somewhat higher than in the comparable period of 1999, reflecting the return of diverted traffic, new business and higher rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Intermodal
----------
Second-quarter intermodal revenues were $229 million, compared with $160 million last year, and were $435 million in the first six months, compared with $285 million last year. Both increases reflected the addition of Northern Region traffic. Higher traffic volume also resulted from increased demand, new business and the recovery of diverted traffic.

For the remainder of the year, intermodal revenues are expected to be somewhat higher than last year, as the effects of the loss of APL business late in 1999 is expected to be offset by new business.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion in 2000 and $1.2 billion in 1999. For the first six months, railway operating expenses were $2.8 billion in 2000 and $2.0 billion in 1999. Both increases reflected Northern Region operations, which commenced
June 1, 1999, and sharply higher diesel fuel prices. Both comparisons were also affected by the contractual obligations assumed on the Closing Date that principally resulted form employing a significant portion of Conrail's former work force. In addition, year-to-date expenses in 2000 included the $101 million pretax charge in the first quarter related to the work force reduction efforts.

"Compensation and benefits" expense decreased $47 million, or 9 percent, in the second quarter, but increased $236 million, or 26 percent, for the first six months, including the effects of the work force reduction charge. The decline for the quarter resulted from the effects of the contractual obligations incurred last year in employing a substantial portion of Conrail's work force, somewhat offset by the effects of a full period this year of Northern Region operations. The increase for the first six months principally was due to the addition of Northern Region operations and the first-quarter 2000 work force reduction charge, partially offset by the effects of last year's costs for the contractual obligations assumed on the Closing Date. Both comparisons were also affected by wage increases and fringe benefit costs for union employees, which were partially offset by pension income of $34 million in each of the first and second quarters
($21 million and $43 million higher than in the second quarter and first six months of 1999, respectively), lower stock-based compensation costs, and lower nonunion salary expense following the voluntary early retirement program.

"Materials, services and rents" increased $40 million, or 14 percent, in the second quarter, and $174 million, or 36 percent, for the first six months. The increases were principally due to the addition of Northern Region operations and included higher maintenance expenses, equipment rents, and intermodal handling costs. These increases were partially offset by the absence of certain costs, mostly for alternate transportation, related to the difficulties encountered last year in the commencement of Northern Region operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

"Conrail rents and services" amounted to $124 million in the second quarter, and $255 million for the first six months, for use of PRR's assets and for NS Rail's share of CRC's operation of the Shared Assets Areas (see Note 5).

"Diesel fuel" expense increased $58 million, or 121 percent, in the second quarter, and $136 million, or 160 percent, for the first six months. Both increases reflected sharply higher average prices per gallon, up 69 percent for the quarter and 88 percent for the first six months, and increased consumption related to Northern Region operations.

"Casualties and other claims" expense increased $5 million, or 17 percent, in the second quarter, and $2 million, or 3 percent, for the first six months. Both increases reflect the addition of Northern Region operations. The comparison for the first six months also was affected by higher environmental expenses last year related to a first-quarter 1999 settlement associated with a Superfund site.

"Other" expense decreased $11 million, or 11 percent, in the second quarter, but increased $15 million, or 10 percent, for the first six months. Both periods were affected by higher property and other taxes related to the Northern Region, and costs incurred on the Closing Date for obligations in the Northern Region.

The railway operating ratio was 83.8 percent in the second quarter, compared with 98.1 percent last year. For the first six months, the ratio was 91.9 percent; excluding the first-quarter work force reduction charge, the ratio would have been 88.5 percent, compared with 89.0 percent last year. Excluding the $168 million of contractual obligations and commitments, the 1999 operating ratios would have been 83.9 percent for the quarter and 81.4 percent for the first six months. For the remainder of the year, the ratio is expected to improve, compared with 1999's second-half ratio, which was adversely affected by system congestion and related traffic diversions after the Closing Date.

Other Income (Expense) - Net
----------------------------
"Other income (expense) - net" was an expense of $50 million in the second quarter and $83 million for the first six months, compared with income of $4 million for the quarter and $19 million for the first six months last year. Both changes principally resulted from the sales of accounts receivable (see Notes 3 and 5).

Provision for Income Taxes
--------------------------
The second-quarter and six-month effective income tax rates were
38.8 percent, compared with 23.5 percent for the quarter and
35.6 percent for the first six months last year. The lower second-quarter 1999 average rate resulted from the difference between the deferred and effective tax rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                           June 30,         Dec. 31,
                                             2000            1999
                                           -------          -------
                                                ($ in millions)

     Cash and short-term investments       $  26            $  12
     Debt-to-total capitalization           13.7%            15.5%

CASH PROVIDED BY OPERATING ACTIVITIES, NS Rail's principal source of liquidity, decreased $11 million, or 2 percent, in the second quarter of 2000, compared with last year. The decline was largely attributable to the effects of the decrease in operating income (excluding the noncash work force reduction charge, see Note 4, and the unpaid portion of the contractual obligations incurred on the Closing Date, reflected in "Other - net" in the Statement of Cash Flows, see Note 5). However, the effects of the operating income decline were mostly offset by the lack of bonus payments and other favorable changes in working capital combined with the sale of receivables; see Note 3. NS Rail's working capital deficit was $826 million at June 30, 2000. A working capital deficit is not unusual for NS Rail; it is expected that NS Rail will continue to generate sufficient cash to meet its ongoing obligations. In addition, NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower property additions -- locomotive fleet additions in 2000 were accomplished by operating lease (see Note 6), whereas locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH USED FOR FINANCING ACTIVITIES increased significantly, reflecting the pay down of NS Rail's indebtedness to PRR.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     Registrant's annual meeting of stockholders was held on May 23, 2000, at which meeting stockholders elected one director whose term will expire in 2003.

     The one nominee, who was uncontested, was elected by the following vote:

                            THREE-YEAR TERM
     -----------------------------------------------------------------
                                   FOR            AUTHORITY WITHHELD
                                   ---            ------------------
     L. I. Prillaman        17,578,067 votes         18,895 votes


Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          A report on Form 8-K was filed on April 3, 2000, advising that NS Rail expected to record a $100 million charge in the first quarter to reflect the cost of certain work force reductions.

          A report on Form 8-K was filed on May 24, 2000, advising that on May 23, 2000, the Registrant's parent had closed the sale of $300 million of its 8-3/8 percent Senior Notes due in 2005 and $300 million of its 8-5/8 percent Senior Notes due in 2010.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               -------------------------------------------
                                              (Registrant)




Date: August 9, 2000           /s/ Reginald J. Chaney
      -------------------      -------------------------------------------
                               Reginald J. Chaney
                               Corporate Secretary (Signature)




Date: August 9, 2000           /s/ John P. Rathbone
      -------------------      -------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)

                               EXHIBIT INDEX
                               -------------

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