Form 10-Q
period 2000-09-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2000-11-13
CIK 92275

<PAGE 1>


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended SEPT. 30, 2000

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

                Class                Outstanding as of Oct. 31, 2000
                -----                --------------------------------
     Common Stock (par value $1.00)             16,668,997

                             TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----
Part  I.    Financial Information:

        Item 1.  Financial Statements:

                 Consolidated Statements of Income
                 Three Months and Nine Months Ended
                 Sept. 30, 2000 and 1999                             3

                 Consolidated Balance Sheets as of
                 Sept. 30, 2000, and December 31, 1999               4

                 Consolidated Statements of Cash Flows
                 Nine Months Ended Sept. 30, 2000 and 1999           5

                 Notes to Consolidated Financial Statements          6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      11

Part II.    Other Information:

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risks                                 18

        Item 6.  Exhibits and Reports on Form 8-K                   18

Signatures                                                          19

Exhibit Index                                                       20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

Item 1.   Financial Statements.
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                        Sept. 30,            Sept. 30,
                                    ------------------   ----------------
                                    2000       1999      2000      1999
                                    ----       ----      ----      ----
Railway operating revenues:
 Coal                              $ 361      $ 369    $ 1,081   $   949
 General merchandise                 869        864      2,713     2,210
 Intermodal                          252        234        687       519
                                   ------     ------    ------    ------
   TOTAL RAILWAY OPERATING
   REVENUES                        1,482      1,467      4,481     3,678
                                   ------     ------    ------    ------

Railway operating expenses:
 Compensation and benefits
 (Notes 4 and 5)                     389        571      1,526     1,472
 Materials, services and rents
 (Note 5)                            442        328      1,106       818
 Conrail rents and services
 (Note 5)                            123        123        378       166
 Depreciation                        122        117        364       345
 Diesel fuel                         118         74        339       159
 Casualties and other claims          33         36         99       100
 Other                                80         81        251       237
                                   ------     ------    ------    ------
   TOTAL RAILWAY OPERATING
   EXPENSES                        1,307      1,330      4,063     3,297
                                   ------     ------    ------    ------

      Income from railway
      operations                     175        137        418       381

Other income (expense) - net         (39)         4       (122)       23
Interest expense on debt              (8)       (11)       (29)      (27)
                                   ------     ------    ------    ------
      Income before income taxes     128        130        267       377

Provision for income taxes            48         46        102       134
                                   ------     ------    ------    ------

      NET INCOME                   $  80      $  84     $  165    $  243
                                   ======     ======    ======    ======


See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)
                                             Sept. 30, 2000  Dec. 31, 1999
                                              -------------   ------------

ASSETS
Current assets:
 Cash and cash equivalents                      $   125        $    --
 Short-term investments                               1             12
 Accounts receivable, net (Note 3)                  144            681
 Due from Conrail (Note 5)                           27             77
 Materials and supplies                             113             98
 Deferred income taxes                              160            124
 Other current assets                                67            144
                                                --------       --------
     Total current assets                           637          1,136

Investments (Note 7)                                544            624
Properties less accumulated depreciation         10,454         10,390
Other assets                                        498            482
                                                --------       --------
     TOTAL ASSETS                               $12,133        $12,632
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   924        $   787
 Income and other taxes                             210            132
 Due to NS - net (Note 5)                           170            483
 Notes and accounts payable to Conrail (Note 5)     148            184
 Other current liabilities                          165            152
 Current maturities of long-term debt                78             85
                                                --------       --------
     Total current liabilities                    1,695          1,823

Long-term debt                                      712            781
Other liabilities                                 1,020          1,044
Minority interests                                    3              3
Deferred income taxes                             3,598          3,596
                                                --------       --------
     TOTAL LIABILITIES                            7,028          7,247
                                                --------       --------

Stockholders' equity:
 Serial preferred stock                              55             55
 Common stock                                       167            167
 Additional paid-in capital                         695            673
 Accumulated other comprehensive income
 (Note 7)                                           178            259
 Retained income                                  4,010          4,231
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   5,105          5,385
                                                --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $12,133        $12,632
                                                ========       ========

See accompanying notes to Consolidated Financial Statements.

------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                       Nine Months Ended
                                                          Sept. 30,
                                                       ----------------
                                                       2000      1999
                                                       ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 165     $ 243
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                          365       346
   Deferred income taxes                                   3       (14)
   Gains on property sales                               (12)      (14)
   Changes in assets and liabilities affecting
   operations:
     Accounts receivable (Note 3)                         41      (353)
     Materials and supplies                              (15)      (15)
     Other current assets and due from Conrail           126        36
     Income tax liabilities                               95       143
     Other short-term liabilities                        163       253
     Other - net (Note 4)                                (46)      159
                                                       -----     -----
       Net cash provided by operating activities         885       784

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                     (482)     (717)
 Property sales and other transactions                    67        46
 Investments, including short-term                       (60)      (84)
 Investment sales and other transactions                  43       153
                                                       -----     -----
       Net cash used for investing activities           (432)     (602)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 5)                                       (2)       (2)
 Advances and repayments to NS                          (243)     (398)
 Advances and repayments from NS                          43        26
 Proceeds from borrowings                                203       273
 Debt repayments                                        (329)      (58)
                                                       -----     -----
       Net cash used for financing activities           (328)     (159)
                                                       -----     -----
       Net increase in cash and cash equivalents         125        23

CASH AND CASH EQUIVALENTS:
 At beginning of year                                     --        --
                                                       -----     -----
 At end of period                                      $ 125     $  23
                                                       =====     =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)               $  99     $  39
   Income taxes                                        $   5     $   4

See accompanying notes to Consolidated Financial Statements.




Item 1.   Financial Statements.  (continued)
------    --------------------

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
    (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of Sept. 30, 2000, and its results of operations and cash flows for the nine months ended
     Sept. 30, 2000 and 1999.

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

     The special-purpose NS subsidiary, in turn, sold an undivided ownership interest in the pool of accounts receivable. NS has a retained interest in the receivables sold through this bankruptcy-remote subsidiary. Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, are no longer included on the balance sheet of NS Rail. This resulted in a $495 million noncash reduction of receivables and Intercompany Accounts which was excluded from the Consolidated
     Statements of Cash Flows. Fees associated with the sale are included in "Other income (expense) - net."




Item 1.   Financial Statements.  (continued)
------    --------------------

4.   Workforce Reduction Charge

     "Compensation and benefits" expenses for the first nine months of 2000 include a first-quarter $101 million workforce reduction charge, which lowered net income by $62 million. Most of the charge resulted from a voluntary early retirement program, which was accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits will be paid from the overfunded pension plan. As a result, there was a noncash reduction to NS Rail's pension plan asset.
     Reductions in union personnel were achieved primarily through furloughs, and some of these employees are entitled to postemployment benefits. The charge includes an accrual for these amounts for the period until these employees return to work as a result of normal attrition.

5.   Related Parties

     General
     -------
     NS is the parent holding company of NSR.  Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.  Effective June 1, 2000, NS charges
     NS Rail a fee for management services it performs for NS Rail.
     Previously, the costs of functions performed by NS were charged to NS Rail.  As a result, costs that were previously included in
     "Compensation and benefits" will be reflected in "Materials, services and rents."  In addition, NS charges NS Rail a revenue-
     based licensing fee for use of certain intangible assets owned by
     NS.

     NS Rail owns 21,627,902 shares of NS common stock.

     Operations Over Conrail's Lines
     -------------------------------
     Overview -- Through a jointly owned entity, NS and CSX
     Corporation (CSX) own the stock of Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).  NS has a 58 percent economic and 50 percent voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.  From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999
     (the "Closing Date"), Conrail's operations continued
     substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective
     Conrail routes and assets to be leased to their railroad
     subsidiaries, Norfolk Southern Railway Company (NSR) and CSX
     Transportation, Inc. (CSXT).

     Commencement of Operations -- On the Closing Date, NSR began operating the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, under various leasing and operating arrangements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT operates the routes and assets of another CRC




Item 1.   Financial Statements.  (continued)
------    --------------------

     subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CRXT.

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

     NS Rail accrued in the second quarter of 1999 $168 million
     ($103 million after taxes) for contractual obligations, principally to former Conrail employees. Most of these costs are expected to be paid in the two years following the Closing Date, and $42 million of such is classified on NS Rail's balance sheet as "Current liabilities." However, certain contractual obligations by their terms will be paid out over a longer period and are classified as "Other liabilities" on NS Rail's balance sheet. Through Sept. 30, 2000, NS Rail has paid $46 million of these costs. In addition, NS Rail has incurred $17 million and expects to incur an additional $3 million of costs for relocations of former Conrail employees.

     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.

     "Conrail rents and services," a line added to the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment, operation of the Shared Assets Areas, and continued operation of certain facilities during the transition period.

     "Notes and accounts payable to Conrail" includes $68 million at Sept. 30, 2000, and $123 million, at Dec. 31, 1999, of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was
     6.2 percent at Sept. 30, 2000. Also included is $80 million at Sept. 30, 2000, and $61 million, at Dec. 31, 1999, due to PRR and
     CRC related to expenses included in "Conrail rents and services," as discussed above.

     Sales of Accounts Receivable
     ----------------------------
     From Dec. 1, 1999, through April 30, 2000, NSR sold certain of its rail accounts receivable, on a nonrecourse basis, to NS.
     Based on the terms of the sale agreement, these sales were




Item 1.   Financial Statements.  (continued)
------    --------------------

     accounted for as secured borrowings. Accordingly, at Dec. 31, 1999, "Accounts receivable, net" included $388 million of such sold receivables, and "Due to NS - net" included the related liability.


     Intercompany Accounts
     ---------------------

                                 Sept. 30, 2000         Dec. 31, 1999
                                 --------------         -------------
                                          Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                           ($ in millions)

     Due from NS:
      Advances                 $ 191      6%         $  75       4%

     Due to NS:
      Advances                    --                  (234)      5%
      Notes                     (361)     8%          (324)      7%
                               -----                 -----
       Due to NS - net         $(170)                $(483)
                               =====                 =====

     The majority of the change for the first nine months of 2000 in the Intercompany Accounts results from the sale of receivables under the new sale agreement (see Note 3).

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. At Sept. 30, 2000, and Dec. 31, 1999,
     NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $819 million and $809 million, respectively.

     Noncash Dividend
     -----------------
     NSR declared and issued to NS noncash dividends of $383 million in September 2000 and a total of $467 million in March and June, 1999. The dividends were settled by reduction of NSR's interest-bearing advances due from NS.

------    --------------------

     Cash Required for NS Debt
     -------------------------
     A significant portion of the funding for the interest and repayments on NS' debt is expected to be provided by NS Rail.

6.   Lease Commitment

     In March and June 2000, NS Rail entered into operating leases for a total of 140 locomotives, which have a maximum term of eight years and include purchase options. If NS Rail does not purchase the locomotives at the end of the lease terms, it is liable for the difference between the then fair-value of the locomotives and a specified residual value. NS Rail does not expect to be required to make any payments under this provision.

7.   Comprehensive Income

     NS Rail's total comprehensive income was as follows:

                                Three Months Ended       Nine Months Ended
                                     Sept. 30,              Sept. 30,
                                ------------------       ----------------
                                 2000        1999        2000      1999
                                 ----        ----        ----      ----
                                               ($ in millions)

     Net income                  $  80       $  84       $ 165     $ 243
     Other comprehensive loss       (3)        (77)        (81)     (101)
                                 -----       -----       -----     -----
        Total comprehensive
         income                  $  77       $   7       $  84     $ 142
                                 =====       =====       =====     =====

     For NS Rail, "Other comprehensive loss" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock.

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

OPERATIONS OVER CONRAIL'S LINES

On June 1, 1999 (the "Closing Date"), NS Rail began operating a substantial portion of Conrail's properties (NS Rail's new "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see
Note 5). As a result, both the railroad route miles operated by NS Rail and the number of its railroad employees increased approximately 50 percent on that date. Results for the first nine months of 1999 reflect only four months of operations on the Northern Region.

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

RESULTS OF OPERATIONS

Net Income
----------
Net income was $80 million in the third quarter of 2000, down
$4 million, or 5 percent, compared with last year, reflecting higher nonoperating expenses that more than offset a $38 million increase in income from railway operations. For the first nine months of 2000, net income was $165 million, compared with $243 million in the comparable period of 1999. Results in 2000 included a first-quarter pretax charge of $101 million ($62 million after taxes) for pension expense associated with a voluntary early retirement program and protective benefits related to other actions taken to reduce the workforce (See Note 4). Results in 1999 included $168 million
($103 million after taxes) of costs for contractual obligations, principally to former Conrail employees. Excluding the effects of these items, nine-month net income declined $119 million, or 34 percent, principally due to higher nonoperating expenses and lower income from railway operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------


Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1.5 billion in 2000, up
$15 million, or 1 percent, compared with last year. For the first nine months of 2000, railway operating revenues were $4.5 billion, compared with $3.7 billion in 1999. As shown in the following table, the increases were attributable to higher traffic volume, which, for the year-to-date, was largely the result of a full period this year of Northern Region operations. The year-to-date revenue per unit/mix component includes a $48 million negative variance for coal, reflecting an increase in the proportion of shorter-haul traffic.

                                 Third Quarter       First Nine Months
                                  2000 vs. 1999        2000 vs. 1999
                               Increase (Decrease)  Increase (Decrease)
                               ------------------   ------------------
                                           ($ in millions)

     Traffic volume (carloads)      $  16                 $  801
     Revenue per unit/mix              (1)                     2
                                    ------                ------
                                    $  15                 $  803
                                    ======                ======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                              Revenues
                               ----------------------------------------

                                 Third Quarter           Nine Months
                                2000       1999       2000        1999
                                ----       ----       ----        ----
                                           ($ in millions)

Coal                          $  361     $  369     $1,081     $   949
General merchandise:
  Automotive                     207        190        694         537
  Chemicals                      188        189        567         461
  Metals/construction            170        181        526         401
  Paper/clay/forest              156        159        469         426
  Agr./consumer prod./govt.      148        145        457         385
                              ------     ------     ------      ------
General merchandise              869        864      2,713       2,210
Intermodal                       252        234        687         519
                              ------     ------     ------      ------
      Total                   $1,482     $1,467     $4,481     $ 3,678
                              ======     ======     ======      ======

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

                                              Carloads
                               ----------------------------------------

                                 Third Quarter           Nine Months
                                2000       1999       2000        1999
                                ----       ----       ----        ----
                                            (in thousands)

Coal                             425        438      1,282       1,078
General merchandise:
  Automotive                     158        155        530         446
  Chemicals                      114        111        343         282
  Metals/construction            194        187        591         404
  Paper/clay/forest              122        126        374         341
  Agr./consumer prod./govt.      129        132        392         354
                               -----      -----      -----       -----
General merchandise              717        711      2,230       1,827
Intermodal                       590        565      1,653       1,337
                               -----      -----      -----       -----
      Total                    1,732      1,714      5,165       4,242
                               =====      =====      =====       =====

Coal
----
Third-quarter coal revenues were $361 million, down $8 million, or 2 percent, compared with last year. For the first nine months, coal revenues were $1.1 billion, versus $949 million last year. Total tonnage handled decreased 1 million tons in the quarter, as the effects of reduced utility coal shipments were offset somewhat by increased export and metallurgical coal volume. For the first nine months, total tonnage handled increased 21 million tons, most of which was utility coal traffic, reflecting a full period this year of Northern Region traffic.

Fourth-quarter coal revenues are expected to be slightly lower than the comparable period of 1999.

General Merchandise
-------------------
Third-quarter general merchandise revenues were $869 million, up
$5 million, or 1 percent, compared with last year, as the effects of the return of business diverted last year were largely offset by softening economic conditions. Automotive revenues posted the only notable increase, up $17 million, or 9 percent, principally due to recaptured business. Metals and construction revenues decreased $11 million, or 6 percent, reflecting adverse market conditions. For the first nine months, general merchandise revenues were $2.7 billion, versus $2.2 billion last year, and reflected a full period this year of Northern Region operations.

General merchandise revenues are expected to be somewhat higher in the fourth quarter, compared with last year, reflecting additional business and higher rates.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------


Intermodal
----------
Third-quarter intermodal revenues were $252 million, up $18 million, or 8 percent, compared with last year, reflecting higher container traffic volume and higher revenue per unit. For the first nine months, intermodal revenues were $687 million, versus $519 million last year, primarily due to a full period this year of Northern Region operations.

Fourth-quarter intermodal revenues are expected to be higher than last year, as the effects of the loss of APL business late in 1999 should continue to be offset by new business.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1.3 billion in 2000, down $23 million, or 2 percent, compared with last year, despite a sharp rise in diesel fuel expenses. For the first nine months of 2000, railway operating expenses were $4.1 billion compared with $3.3 billion in 1999. Expenses in 2000 reflected both a full period of Northern Region operations and sharply higher diesel fuel prices. The comparison was also affected by the $101 million first-quarter 2000 workforce reduction charge and the $168 million of costs in second-quarter 1999 from the contractual obligations assumed on the Closing Date that principally resulted from employing a significant portion of Conrail's former workforce.

"Compensation and benefits" expense decreased $182 million, or 32 percent, in the third quarter, primarily due to the effects of the management fee charged by NS (see Note 5), the absence of $49 million of accruals made last year for a special incentive program for union employees, and pension income that was $15 million higher. Cost savings attributable to reduced employment, estimated at $27 million, were almost entirely offset by a $25 million increase in wages and health and welfare benefits for union employees. Compensation and benefits increased $54 million, or 4 percent, for the first nine months, as the effects of the addition of Northern Region operations together with higher wage and fringe benefit costs for union employees were largely offset by the effects of the management fee, reduced employment, the special incentive program last year, and pension income that was $57 million higher. The comparison was also affected by the first-quarter 2000 workforce reduction charge and the second-quarter 1999 costs for contractual obligations assumed on the Closing Date. Pension income in the fourth quarter of 2000 is expected to be comparable to that of 1999.

"Materials, services and rents" increased $114 million, or 35 percent, in the third quarter, and $288 million, or 35 percent, for the first nine months of 2000. The increase for the quarter was principally due to the effects of the managment fee, which was slightly offset by reduced maintenance expenses and lower equipment rents. The year-to-date increase

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------


was primarily due to the addition of Northern Region operations, including higher maintenance expenses, equipment rents, and intermodal handling costs. These increases were partially offset by the absence of certain costs, mostly to provide alternate transportation, related to the difficulties encountered last year in the commencement of Northern Region operations.

"Diesel fuel" expense increased $44 million, or 59 percent, in the third quarter, and $180 million, or 113 percent, for the first nine months. Both increases reflected sharply higher average prices per gallon, up
56 percent for the quarter and 72 percent for the first nine months, and increased consumption.

"Other" expense was about even in the third quarter of 2000, compared with last year, but increased $14 million, or 6 percent, for the first nine months, primarily due to higher property and other taxes.

The railway operating ratio was 88.2 percent in the third quarter, compared with 90.7 percent (87.3 percent excluding the special incentive program) last year. For the first nine months, the ratio was 90.7 percent; excluding the first-quarter workforce reduction charge, the ratio would have been 88.4 percent, compared with
89.6 percent (83.7 percent excluding the contractual obligation and commitments incurred on the Closing Date and the special incentive program) last year. The fourth quarter is expected to improve, compared with 1999's fourth-quarter ratio of 91.5 percent. In light of the changes in its business, NS Rail continues to review its operations for opportunities to reduce its costs.

Other Income (Expense) - Net
----------------------------
"Other income (expense) - net" was an expense of $39 million in the third quarter and $122 million for the first nine months, compared with income of $4 million for the quarter and $23 million for the first nine months of last year. Both changes principally resulted from the sales of accounts receivable (see Notes 3 and 5).

Provision for Income Taxes
--------------------------
The third-quarter effective income tax rate was 37.5 percent in 2000, compared with 35.4 percent in 1999. The year-to-date effective rate was 38.2 percent in 2000, compared with 35.5 percent in 1999. The effective rates in 1999 reflected more favorable adjustments related to the filing of the federal tax return for the prior year.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

FINANCIAL CONDITION AND LIQUIDITY
                                           Sept. 30,        Dec. 31,
                                             2000            1999
                                           -------          -------
                                                ($ in millions)


     Cash and short-term investments       $ 126            $  12
     Debt-to-total capitalization          14.4%            15.5%

CASH PROVIDED BY OPERATING ACTIVITIES, NS Rail's principal source of liquidity, increased $101 million in the first nine months of 2000, compared with last year. The increase was largely attributable to the sale of accounts receivable, proceeds of which were advanced to NS, and favorable changes in working capital, including the lack of bonus payments this year. These increases were somewhat offset by the effects of the decrease in operating income (excluding the noncash workforce reduction charge, see Note 4, and the unpaid portion of the contractual obligations incurred on the Closing Date, reflected in "Other - net" in the Statement of Cash Flows, see Note 5). NS Rail's working capital deficit was $1.1 billion at Sept. 30, 2000. A working capital deficit is not unusual for NS Rail; it is expected that NS Rail will continue to generate sufficient cash to meet its ongoing obligations. In addition, NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

CASH USED FOR INVESTING ACTIVITIES declined significantly, principally due to lower capital spending, reflecting the acquisition of locomotives in 2000 under an operating lease. Locomotives were purchased in 1999 using proceeds from the sale of equipment trust certificates.

CASH USED FOR FINANCING ACTIVITIES increased significantly, reflecting the pay down of NS Rail's indebtedness to PRR.

LABOR AGREEMENTS

Approximately 85 percent of NS Rail's railroad employees are represented by labor unions under collective bargaining agreements with 14 different labor organizations. Moratorium provisions of the agreements currently in force expired Dec. 31, 1999; however, the agreements remain in effect until amendments are agreed to or until the Railway Labor Act's procedures are exhausted. In late 1999, negotiations began at the national level on agreements with major labor organizations. An agreement was reached with the Brotherhood of Locomotive Engineers which represents NS Rail's locomotive engineers. In addition, a tentative national agreement has been reached with the United Transportation Union, which represents NS Rail's trainmen, switchmen, conductors, and, in some cases, yardmasters. That settlement requires ratification by the members before acceptance. Negotiations with the other unions are continuing on a national basis, the outcome of which is uncertain at this time.

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------



PROPOSED MERGER GUIDELINES

The Surface Transportation Board (STB) has now issued proposed merger guidelines which, if adopted as proposed, would increase the substantive and evidentiary standards that applicants will have to satisfy.

Prior to the STB's release of its proposed guidelines, Canadian National Railway Company and Burlington Northern Sante Fe Corporation announced the cancellation of their earlier proposal to combine their companies under common control.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. Based on the application of this consensus, which is effective in the fourth quarter, NS Rail expects to reclassify to railway operating expenses certain charges that previously have been reported net in railway operating revenues. This change in reporting will have no effect on income from railway operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," replacing SFAS No. 125 of the same name. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. NS Rail expects to adopt the disclosure provisions of SFAS No. 140 in its Annual Report for the year 2000. NS Rail does not expect the provisions of SFAS No. 140 to have a material effect on its financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of any such statements that relate to the resolution of the service issues, the recapture of diverted business, the addition of new business, and the ability to reduce expenses.

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



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                               ------------------------------------------
                                              (Registrant)




Date: November 10, 2000        /s/ Reginald J. Chaney
      -------------------      ------------------------------------------
                               Reginald J. Chaney
                               Corporate Secretary (Signature)




Date: November 10, 2000        /s/ John P. Rathbone
      -------------------      ------------------------------------------
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