Form 10-K405
period 2000-12-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2001-03-08
CIK 92275

<PAGE 1>
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                       ---------------------------

                              FORM 10-K405
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   ---------------- ----------------
          Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

                    NORFOLK SOUTHERN RAILWAY COMPANY
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Virginia                                   53-6002016
-----------------------------------------------------  ------------
(State or other jurisdiction of Employer               (I.R.S.
 incorporation or organization)                        Identification No.)

Three Commercial Place, Norfolk, Virginia                   23510-2191
----------------------------------------------------------  -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (757) 629-2680
                                                    -----------------

       Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS SO REGISTERED. EACH CLASS REGISTERED ON NEW YORK STOCK EXCHANGE:

Norfolk and Western Railway Company 4.85% Subordinated Income Debentures, due November 15, 2015; Guarantee of Norfolk Southern Railway Company with respect to $1,754,900 principal amount of Norfolk and Western Railway Company 4.85% Subordinated Income Debentures due November 15, 2015; The Virginian Railway Company 6% Subordinated Income Debentures, due August 1, 2008; Guarantee of Norfolk Southern Railway Company with respect to $4,466,000 principal amount of The Virginian Railway Company 6% Subordinated Income Debentures due August 1, 2008; Norfolk Southern Railway Company $2.60 CumulativePreferred Stock, Series A (No Par Value, $50 Stated Value). Securities registered pursuant to Section 12(g) of the Act:
                            NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2001: $40,585,559.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2001:
16,668,997.

            DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement
(to be dated April 16, 2001), to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

                            TABLE OF CONTENTS
                     -----------------
  NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

                                                                   Page
                                                                   ----

Part I.   1. Business                                                4

          2. Properties                                              4

          3. Legal Proceedings                                      15

          4. Submission of Matters to a Vote of Security Holders    15

             Executive Officers of the Registrant                   15

Part II.  5. Market for Registrant's Common Stock and
              Related Stockholder Matters                           19

          6. Selected Financial Data                                20

          7. Management's Discussion and Analysis of
              Financial Condition and Results of Operations         21

         7A. Quantitative and Qualitative Disclosures
              About Market Risk                                     37

          8. Financial Statements and Supplementary Data            38

          9. Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                65

Part III.10. Directors and Executive Officers of the Registrant     66

         11. Executive Compensation                                 66

         12. Security Ownership of Certain Beneficial Owners
              and Management                                        66

         13. Certain Relationships and Related Transactions         66

Part IV. 14. Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                                   67

             Index to Consolidated Financial Statement Schedule     67

Power of Attorney                                                   71

Signatures                                                          71

Exhibit Index                                                       74

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

     There remain issued and outstanding as of Jan. 31, 2001, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible and is traded on the New York Stock Exchange. As of Jan. 31, 2001, NS held a total of 176,705 shares of Series A Stock; consequently, as of the same date, NS held 94.8 percent of the voting stock of Norfolk Southern Railway.

     OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern Railway and CSX Corporation (CSX), through its railroad subsidiary, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation
(CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2 on Page 47, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

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

     OPERATIONS - As of Dec. 31, 2000, NS Rail operated approximately 21,800 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland,
Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario, Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, NS Rail operates almost 17,000 miles of passing, industrial, yard and side tracks.

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

     Buffalo, Chicago, Hagerstown, Kansas City, Memphis,
Meridian, New Orleans, Sidney/Salem and St. Louis are major gateways for interterritorial system traffic.

     RAILWAY OPERATING REVENUES - NS Rail's total railway operating revenues were $6.0 billion in 2000. Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table. The prior year "chemicals" and "agriculture/consumer products/government" groups have been reclassified to conform to the year 2000 presentation.

                                         Year Ended December 31,
Principal Sources of          --------------------------------------------
Railway Operating
Revenues                      2000      1999      1998      1997      1996
--------------------          ----      ----      ----      ----      ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues                   $1,435     $1,322    $1,252    $1,301    $1,305
   % of total revenues          24%        26%       29%       31%       32%
  Shipments                   1,687      1,519     1,310     1,324     1,310
   % of total shipments         25%        25%       27%       28%       29%
  Revenue Yield              $  850     $  870    $  955    $  983    $  996

AUTOMOTIVE
  Revenues                   $  921     $  746    $  577    $  492    $  489
   % of total revenues          15%        15%       13%       11%       12%
  Shipments                     692        611       487       361       354
   % of total shipments         10%        10%       10%        7%        8%
  Revenue Yield              $1,331     $1,220    $1,186    $1,364    $1,379

CHEMICALS
  Revenues                   $  756     $  641    $  492    $  504    $  482
   % of total revenues          13%        12%       12%       12%       12%
  Shipments                     453        394       315       316       299
   % of total shipments          6%         7%        7%        7%        6%
  Revenue Yield              $1,668     $1,627    $1,559    $1,595    $1,612

METALS/CONSTRUCTION
  Revenues                   $  689     $  567    $  375    $  369    $  355
   % of total revenues          11%        11%        9%        9%        9%
  Shipments                     757        587       372       374       359
   % of total shipments         11%        10%        8%        8%        8%
  Revenue Yield              $  911     $  965    $1,008    $  987    $  989

PAPER/CLAY/FOREST
  Revenues                   $  630     $  578    $  535    $  539    $  514
   % of total revenues          11%        11%       13%       13%       12%
  Shipments                     491        465       445       457       438
   % of total shipments          7%         8%        9%       10%       10%
  Revenue Yield              $1,285     $1,243    $1,202    $1,178    $1,172

AGR./CONSUMER PRODUCTS/GOVT.
  Revenues                   $  609     $  539    $  468    $  476    $  474
   % of total revenues          10%        10%       11%       11%       11%
  Shipments                     525        489       441       455       462
   % of total shipments          8%         8%        9%        9%       10%
  Revenue Yield              $1,160     $1,103    $1,063    $1,046    $1,026


                                         Year Ended December 31,
Principal Sources of       ---------------------------------------------------
Railway Operating Revenues     2000      1999      1998      1997     1996
--------------------           ----      ----      ----      ----     ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues                     $  972    $  768    $  555    $  568   $  499
   % of total revenues            16%       15%       13%       13%      12%
  Shipments                     2,242     1,896     1,443     1,472    1,331
   % of total shipments           33%       32%       30%       31%      29%
  Revenue Yield                $  434    $  405    $  385    $  386   $  375

Total Railway Operating
 Revenues                      $6,012    $5,161    $4,254    $4,249   $4,118
Total Railway Shipments         6,847     5,961     4,813     4,759    4,553
Railway Revenue Yield          $  878    $  866    $  884    $  893   $  904


Note: Effective in 2000, NS Rail adopted the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. As a result of the application of the consensus, NS Rail has reclassified to railway operating expenses certain charges that previously have been reported net with railway operating revenues.
This change in reporting has no effect on income from railway operations. Prior period amounts have been reclassified to conform to the current presentation.

     COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal --is NS Rail's largest commodity group as measured by revenues. NS Rail originated 156 million tons of coal, coke and iron ore in 2000 and handled a total of 175 million tons. Originated tonnage and total tons handled increased due to a full year of operations in the Northern Region. Revenues from coal, coke and iron ore accounted for about 24 percent of NS Rail's total railway operating revenues in 2000.

     The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

                           Tons of Coal, Coke and Iron Ore
                                     (Millions)
                     ------------------------------------------
                     2000     1999      1998      1997     1996
                     ----     ----      ----      ----     ----

     Originated      156      138       119       119      117
     Received         19       20        15        15       13
                     ----     ----      ----      ----     ----
     Handled         175      158       134       134      130
                     ====     ====      ====      ====     ====

     Of the 156 million tons of coal, coke and iron ore originated on NS Rail's lines in 2000, the approximate breakdown by origin state was as follows:

          Origin State          Millions of Tons
          ------------          ----------------
          West Virginia               50
          Virginia                    34
          Pennsylvania                24
          Kentucky                    23
          Ohio                         8
          Indiana                      7
          Alabama                      4
          Illinois                     4
          Tennessee                    1
          Other                        1
                                     ---
                                     156
                                     ===

     Of the 175 million tons handled, approximately 20 million tons moved for export, principally through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 25 million tons moved to domestic and Canadian steel industries; 119 million tons of steam coal moved to electric utilities; and 11 million tons moved to other industrial and miscellaneous users.

     NS Rail moved 9 million tons of originated coal, coke and iron ore to various docks on the Ohio River, and 9 million tons to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

     Total coal handled through all system ports in 2000 was 40 million tons. Of this total, 19 million tons
(including coastwise traffic) moved through Lamberts
Point, and 4 million tons moved through the Baltimore terminal.

     The quantities of NS Rail export coal handled through Lamberts Point for the past five years were as follows:

                   Export Coal through Lamberts Point
                         (Millions of tons)
                   ----------------------------------
             2000      1999      1998      1997      1996
             ----      ----      ----      ----      ----
             16        17         24        28       26

     See the discussion of coal traffic, by type of coal, in Part II, Item 7, "Management's
Discussion and Analysis."

     MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government. Total merchandise revenues in 2000 were $4.6 billion, a 19 percent increase, compared with 1999. Merchandise carloads and intermodal units handled in 2000 were 5.16 million, compared with 4.44 million handled in 1999, an increase of 16 percent. The increases in revenues and carloads reflect a full year of operations in the Northern Region.

     In 2000, 164 million tons of merchandise freight, or approximately 68 percent of total merchandise tonnage handled by NS Rail, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

     Revenues in all six market groups comprising merchandise traffic increased in 2000, due to a full year of operations in the Northern Region.

     See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II,
Item 7, "Management's Discussion and Analysis."

     OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations for the past five years, including operations in the Northern Region that commenced June 1, 1999:

                                              Year Ended December 31,
                                 ------------------------------------------
                                 2000      1999      1998     1997     1996
                                 ----      ----      ----     ----     ----
Revenue ton miles (billions)     197       167       135      137      131
Freight train miles
 traveled (millions)             74.4      61.5      53.0     49.7     49.4
Revenue per ton mile             $0.0304   $0.0310   $0.0316  $0.0310  $0.0315
Revenue tons per train           2,653     2,710     2,539    2,755    2,648
Revenue ton miles
    per man-hour worked          2,888     2,577     2,659    2,930    2,787
Percentage ratio of
 railway operating
 expenses to railway
    operating revenues           91.8%     90.3%     75.5%    71.5%    71.7%

     FREIGHT RATES - In 2000, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

     In 2000, NS Rail was found by the STB not to be "revenue adequate" based on results for the year 1999. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

     PASSENGER OPERATIONS - Regularly scheduled passenger operations on NS Rail's lines consist of Amtrak trains operating between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina. Commuter trains are operated on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS Rail also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast
Illinois.  Since June 1, 1999, Norfolk Southern Railway
Company has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between
Chicago and Harrisburg, Pennsylvania.

     Also since June 1, 1999, through its operation of PRR's routes, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North
Commuter Railway Company and Maryland DOT. Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

     RAILWAY PROPERTY:

     EQUIPMENT - As of Dec. 31, 2000, NS Rail owned or leased the following units of equipment:

                                 Number of Units
                         ----------------------------        Capacity
                         Owned*     Leased**   Total       of Equipment
                         -----      ------     -----       ------------

Type of Equipment
-----------------
Locomotives:                                               (Horsepower)
  Multiple purpose        2,226     1,028        3,254      10,692,300
  Switching                 106       113          219         319,800
  Auxiliary units            59        18           77              --
                         ------    ------      -------       ---------
    Total locomotives     2,391     1,159        3,550      11,012,100
                         ======    ======      =======      ==========

Freight Cars:
(Tons)
  Hopper                 20,484     5,634       26,118       2,746,297
  Box                    18,802     5,296       24,098       1,881,269
  Covered Hopper         11,349     3,516       14,865       1,617,580
  Gondola                28,550    11,293       39,843       4,260,323
  Flat                    4,008     1,409        5,417         392,862
  Caboose                   180        77          257              --
  Other                     737        --          737          58,145
                         ------    ------      -------      ----------
    Total freight cars   84,110    27,225      111,335      10,956,476
                         ======    ======      =======      ==========

                                Number of Units
                         ----------------------------
                         Owned*     Leased**    Total
                         -----      ------      -----

Other:
  Work equipment          5,771     2,101        7,872
  Vehicles                3,684     1,720        5,404
  Highway trailers
   and containers           426     7,779        8,205
  Miscellaneous           1,450     9,241       10,691
                         ------    ------      -------
    Total other          11,331    20,841       32,172
                         ======    ======      =======

       * Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

       ** Includes 982 locomotives, 18,404 freight cars and 3,830 units of other equipment leased from PRR.

     The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2000:

                                                Year Built
                       ---------------------------------------------------------
                                                      1990-  1984-  1983 &
                        2000  1999  1998  1997  1996  1995   1989   Before  Total
                        ----  ----  ----  ----  ----  ----   ----   ------  -----

Locomotives:
 Number of
  units                  10   147    119   120   119    334    403   1,139   2,391
 Percent of
  fleet                  --    6%     5%    5%    5%    14%    17%     48%    100%

Freight cars:
 Number of
  units                 106   502  1,167   531   787  5,590  3,370  72,057  84,110
 Percent of
  fleet                  --    1%     1%    1%    1%     7%     4%     85%    100%

     The average age of the freight car fleet at Dec. 31, 2000, was 25.3 years. During 2000, 1,569 freight cars were retired. As of Dec. 31, 2000, the average age of the locomotive fleet was 16.1 years. During 2000, 20 locomotives, the average age of which was 24.5 years, were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

                                    Annual Average Bad Order Ratio
                                    ------------------------------
                                   2000  1999   1998   1997   1996
                                   ----  ----   ----   ----   ----
Freight Cars (excluding cabooses):
  NS Rail                          5.7%   3.7%   4.1%  4.6%   4.8%
Locomotives:
  NS Rail                          5.5%   5.3%   4.3%  5.0%   4.5%

     Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio had declined more recently as a result of a disposition program, which will be accelerated in 2001, for underutilized, unserviceable and overage revenue cars. The ratio rose in 2000 as a result of decreased maintenance activity. The locomotive bad order ratio rose in 1997, particularly in the early months of the year, as older units required additional servicing and some new units were out-of-service related to warranty work. By year-end 1997, the locomotive bad order ratio had returned to a level nearer that of prior years. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures. The ratio remained high in 2000 as maintenance activities were curtailed in response to a slowing economy.

     TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 96 percent of the main line trackage
(including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 140 pounds per yard. Of the approximately 31,900 miles of track maintained as of Dec. 31, 2000, about 22,100 were laid with welded rail.

     The density of traffic on running tracks (main line trackage plus passing tracks) during 2000 was as follows:

                Gross tons of
                freight carried
                per track mile      Track miles of       Percent
                (Millions)          running tracks*      of total
                ---------------     --------------       --------
                0-4                     7,821               34
                5-19                    6,590               29
                20 and over             8,598               37
                                       ------               --
                                       23,009              100
                                       ======              ===

       *    Excludes trackage rights.

     The following table summarizes certain information about track roadway additions and replacements during the past five years:

                                      2000   1999    1998   1997    1996
                                      ----   ----    ----   ----    ----

     Track miles of rail installed      392    403     429    451     401
     Miles of track surfaced          3,687  5,087   4,715  4,703   4,686
     New crossties installed
      (millions)                        1.5    2.3     2.0    2.2     1.9

     MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 8,374 radio path miles, 443 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations, AEI data transmissions and relay of intelligence from defective equipment detectors.

     TRAFFIC CONTROL - Of a total of 21,800 road miles operated by NS Rail, excluding trackage rights over foreign lines, 8,420 road miles are governed by centralized traffic control systems (of which 1,490 miles are controlled by data radio from 135 microwave site locations and 460 miles are cab-signal only) and 3,070 road miles are equipped for automatic block system operation.

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

     ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $816 million as of Dec. 31, 2000, and $930 million as of Dec. 31, 1999.

     CAPITAL EXPENDITURES - Capital expenditures for road, equipment and other property for the past five years were as follows (including capitalized leases):

                                 Capital Expenditures
                   -------------------------------------------
                      2000     1999    1998     1997    1996
                      ----     ----    ----     ----    ----
                              (In millions of dollars)

     Road             $ 518   $ 559   $  583    $ 580   $ 428
     Equipment          110     356      419      304     326
                      -----   -----    -----    -----   -----
        Total         $ 628   $ 915   $1,002    $ 884   $ 754
                      =====   =====   ======    =====   =====

     Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2001, NS Rail has budgeted approximately $740 million of capital spending. See the discussion following "Cash used for investing activities," on Page 31 in Part II, Item 7,
"Management's Discussion and Analysis."

     ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal.
To date, such compliance has not affected materially NS
Rail's capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 33 in Part II, Item 7,
"Management's Discussion and Analysis," and in Note 15 to the Consolidated Financial Statements on Page 62.

     EMPLOYEES - NS Rail employed an average of 33,344 employees in 2000, compared with an average of 30,897 in 1999 (including NS' employees who provide management services to NS Rail). The increase reflects the substantial number of former Conrail employees who became
NS Rail employees on June 1, 1999. The approximate average cost per employee during 2000 was $51,000 in wages and $21,000 in employee benefits.

     Substantially all of NS Rail's non-management employees are covered by collective bargaining agreements with 15 different labor unions. See the discussion of "Labor Agreements" on Page 35 in Part II, Item 7,
"Management's Discussion and Analysis."

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

     Efforts may be made in 2001 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

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

Item 3.   Legal Proceedings.
------    -----------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant.
------------------------------------

     Norfolk Southern Railway's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of Feb. 1, 2001, relating to the executive officers:

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

David R. Goode, 60,                 Present position since September
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

L. I. Prillaman, 57,                Present position since May 2000.
 Vice President                       Also, Vice Chairman and Chief
                                      Marketing Officer of Norfolk Southern
                                      Corporation since August 1998.  Served
                                      as Vice President and Chief Marketing
                                      Officer of Norfolk Southern Railway
                                      from August 1998 to May 2000 and
                                      prior thereto was Vice President and
                                      Chief Traffic Officer of Norfolk
                                      Southern Railway and Executive Vice
                                      President-Marketing of Norfolk Southern
                                      Corporation.

Stephen C. Tobias, 56,              Present position since May 2000.
 Vice President                       Also, Vice Chairman and Chief Operating
                                      Officer of Norfolk Southern Corporation
                                      since August 1998. Served as Vice
                                      President and Chief Operating Officer
                                      of Norfolk Southern Railway from August
                                      1998 to May 2000 and prior thereto was
                                      Vice President of Norfolk Southern
                                      Railway and Executive Vice President-
                                      Operations of Norfolk Southern
                                      Corporation.

Henry C. Wolf, 58,                  Present position since May 2000.
 Vice President                       Also, Vice Chairman and Chief
                                      Financial Officer of Norfolk Southern
                                      Corporation since August 1998. Served
                                      as Vice President-Finance of Norfolk
                                      Southern Railway from August 1998 to
                                      May 2000 and prior thereto was Vice
                                      President and Chief Financial Officer
                                      of Norfolk Southern Railway and
                                      Executive Vice President-Finance
                                      of Norfolk Southern Corporation.

John W. Fox, Jr., 53,               Present position since May 2000.
 Vice President                       Also, Senior Vice President-
                                      Coal Marketing of Norfolk Southern
                                      Corporation since December 1999, and
                                      prior thereto was Vice President-Coal
                                      Marketing.

James A. Hixon, 47,                 Present position since May 2000.
 Vice President                       Also, Senior Vice President-
                                      Administration of Norfolk Southern
                                      Corporation since Feb. 1, 2000.
                                      Served as Senior Vice President
                                      Employee Relations from November 1999
                                      to Feb. 1, 2001, and prior thereto
                                      was Vice President-Taxation.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

J. Gary Lane, 51,                   Present position since May 2000.
 Vice President                       Also, Senior Vice President-
                                      Law of Norfolk Southern Corporation
                                      since April 2000.  Served as
                                      General Counsel of Norfolk Southern
                                      Corporation from November 1999 to April
                                      2000, General Counsel Corporate from
                                      April 1996 to November 1999, and prior
                                      thereto was General Solicitor.

James W. McClellan, 61,               Present position since May 2000.
 Vice President                         Also, Senior Vice President-
                                        Planning of Norfolk Southern
                                        Corporation since August 1998.
                                        Served as Vice President-Planning
                                        of Norfolk Southern Railway Company
                                        from June 1999 to May 2000, Senior
                                        Vice President-Planning from August
                                        1998 to June 1999, and prior thereto
                                        was Vice President-Strategic Planning.

Kathryn B. McQuade, 44,               Present position since May 2000.
 Vice President                         Also, Senior Vice President-
                                        Financial Planning of Norfolk Southern
                                        Corporation since April 2000. Served as
                                        Vice President-Financial Planning of
                                        Norfolk Southern Corporation and
                                        Norfolk Southern Railway Company
                                        since August 1998, and prior thereto
                                        was Vice President-Internal Audit.

Charles W. Moorman, 49,               Present position since May 2000.
 Vice President                         Also, President Thoroughbred
                                        Technology and Communications, Inc. of
                                        Norfolk Southern Corporation since
                                        October 1999, and prior thereto was
                                        Vice President-Information Technology.

John P. Rathbone, 49,                 Present position since December 1992.
 Vice President and Controller          Also, Senior Vice President
                                        and Controller of Norfolk Southern
                                        Corporation since April 2000 and prior
                                        thereto was Vice President and
                                        Controller.

Stephen P. Renken, 57,              Present position since January 2000.
Vice President                        Also Senior Vice President-
                                      Information Officer of Norfolk Southern
                                      Corporation since Feb. 1, 2001.  Served as
                                      Vice President Information Technology
                                      from October 1999 to Feb. 1, 2001,
                                      Assistant Vice President-Program
                                      Management from January 1998 to October
                                      1999, and prior thereto was employed
                                      by Burlington Northern Santa Fe.

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

John M. Samuels, 57,                Present position since May 2000.
 Vice President                       Also, Senior Vice President-
                                      Operations Planning and
                                      Support of Norfolk Southern Corporation
                                      since April 2000. Served as Vice
                                      President-Operations Planning and Budget of Norfolk Southern Corporation and
                                      Norfolk Southern Railway Company from
                                      January 1998 to April 2000 and prior
                                      thereto was Vice President-Operating
                                      Assets of Conrail.

Donald W. Seale, 48,                Present position since May 2000. Also,
 Vice President                       Senior Vice President-Merchandise
                                      Marketing of Norfolk Southern
                                      Corporation since December 1999, and
                                      prior thereto was Vice President-
                                      Merchandise Marketing.

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

     The $2.60 Cumulative Preferred Stock, Series A
(Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries, including 176,705 shares held by NS, as of Dec. 31, 2000, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June
15, Sept. 15 and Dec. 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

Item 6.   Selected Financial Data.
------    -----------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
     (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Five-Year Financial Review
                                   2000      1999      1998      1997      1996
                                   ----      ----      ----      ----      ----
                                                ($ in millions)
RESULTS OF OPERATIONS:
Railway operating revenues        $ 6,012   $ 5,161   $ 4,254   $ 4,249   $ 4,118
Railway operating expenses          5,521     4,658     3,211     3,036     2,953
                                  -------   -------   -------   -------    -------
  Income from
   railway operations                 491       503     1,043     1,213     1,165

Other income (expense) - net         (169)       42        90       (49)       39
Interest expense on debt              (37)      (39)      (25)      (30)      (34)
                                  -------   -------   -------   -------   -------
  Income before
   income taxes                       285       506     1,108     1,134     1,170

Provision for income taxes             99       174       383       380       401
                                  -------   -------   -------   -------   -------
  Net income                      $   186   $   332   $   725   $   754   $   769
                                  =======   =======   =======   =======   =======

FINANCIAL POSITION:
Total assets                      $12,017   $12,632   $12,017   $11,827   $11,053
Total long-term debt,
 including current
 maturities                       $   771   $   866   $   760   $   606   $   598
Stockholders' equity              $ 5,106   $ 5,385   $ 6,137   $ 6,392   $ 5,772

OTHER:
Capital expenditures              $   628   $   915   $ 1,002   $   884   $   754
Number of stockholders
at year-end                         1,927     2,109     2,317     2,519     2,763
Average number
of employees (1)                   33,344    30,897    24,185    23,323    23,361


(1) The employee count includes NS' employees whose primary duties relate to rail operations.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
     (A Majority-Owned Subsidiary of Norfolk Southern Corporation) Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 39 and the Five-Year Financial Review on Page 20.

Operations Over Conrail's Lines

     Results for 2000 reflect the first full year of operations over Conrail's lines. On June 1, 1999 (the "Closing Date"), NS Rail began operating a substantial portion of Conrail's properties (NS Rail's "Northern Region") under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation
(CRC) (see Note 2 on Page 47). As a result, both the railroad route miles operated by NS Rail and the number of its employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former NS Rail system and seven months (June through December) of operating the present system, which includes the Northern Region.
     Results in 1999 were adversely affected by difficulties encountered in the assimilation of the Northern Region into NS Rail's existing system that resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation.

SUMMARIZED RESULTS OF OPERATIONS

2000 Compared with 1999
-----------------------
     Net income in 2000 was $186 million, down 44%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $101 million. Results in 1999 included $168 million of costs incurred on the Closing Date for contractual obligations, principally to former Conrail employees, which reduced net income by $103 million. Excluding these costs, net income in 2000 would have been $287 million, down 34%.
The decline principally resulted from higher nonoperating expenses, largely the result of the sale of accounts receivable.

1999 Compared with 1998
-----------------------
     Net income in 1999 was $332 million, a decrease of 54%. The decline was largely the result of a 52% decrease in income from railway operations, which reflected the difficulties in integrating the Northern Region and a sharp decline in export coal traffic. In addition, railway operating expenses included the $168 million of costs incurred on the Closing Date for contractual obligations and expenses arising from the license of intangible assets owned by NS (see Note 2 on Page 47). Lower nonoperating income (see Note 3 on Page 50) and higher interest expense on debt (a result of increased debt and lower capitalized interest) also contributed to the decline in net income.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations.(continued)
          -----------------------------------

                 RAILWAY OPERATING REVENUES AND EXPENSES
         (Shown as a graph in the Annual Report to Stockholders)

          ($ in millions)         2000    1999    1998    1997    1996
          ---------------         ----    ----    ----    ----    ----
          Revenues               $6,012  $5,161  $4,254  $4,249  $4,118
          Expenses                5,521   4,658   3,211   3,036   2,953

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $6.0 billion in 2000, $5.2 billion in 1999, and $4.3 billion in 1998. Revenues in 2000 and 1999 include results of operations in the Northern Region for 12 months and seven months, respectively. The following table presents a three-year comparison of revenues by market group.

         RAILWAY OPERATING REVENUES BY MARKET GROUP

     ($ in millions)                   2000       1999       1998
     ---------------                   ----       ----       ----
     Coal                             $1,435     $1,322     $1,252
     General merchandise:
       Automotive                        921        746        577
       Chemicals                         756        641        492
       Metals/construction               689        567        375
       Paper/clay/forest                 630        578        535
       Agriculture/consumer products/
        government                       609        539        468
                                      ------     ------     ------
     General merchandise               3,605      3,071      2,447
     Intermodal                          972        768        555
                                      ------     ------     ------
            Total                     $6,012     $5,161     $4,254
                                      ======     ======     ======

     In 2000, revenues increased for all market groups, reflecting a full year of handling Northern Region traffic. Revenues for the last seven months, a comparison that fully includes the Northern Region in both years, improved, reflecting recovery of most of the diverted traffic and new business. However, weakness in the economy resulted in lower revenues very late in the year. As shown in the following table, the full-year volume gains attributable to expanded operations produced most of the revenue increase.

               RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                          Increases (Decreases)

     ($ in millions)           2000 vs. 1999    1999 vs. 1998
     ---------------           -------------    -------------
     Volume                       $   767          $ 1,014
     Revenue per unit/mix              84             (107)
                                  -------          -------
             Total                $   851          $   907
                                  =======          =======

 .

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Revenue per unit improved in most market groups, principally due to the effects of Northern Region traffic and increased rates.
	In 1999, revenues increased for all market groups as a result of traffic handled in the Northern Region. Prior to the Closing
Date, revenues for all market groups, except automotive, were below or even with those of the prior year. Revenue per unit improved for most market groups, principally due to the effects of the Northern Region traffic; however, the effects of changes in the mix of traffic, most notably reduced export coal traffic, more than offset the effects of the revenue per-unit improvements

     COAL tonnage increased 11% in 2000, and revenues increased 9%, reflecting a full year of Northern Region traffic. Revenue per unit declined, a result of a higher proportion of traffic with a shorter length of haul, principally attributable to a full year of Northern Region operations. Coal revenues represented 24% of total railway operating revenues in 2000, and 89% of NS Rail's coal shipments originated on lines it operated. In 1999, coal tonnage increased 18%, but revenues increased only 5%. The positive revenue effects of handling Northern Region tonnage were largely offset by the significant drop in export coal tonnage. In addition, a larger proportion of the Northern Region traffic is shorter-haul (lower revenue-per-unit) traffic.


            TOTAL COAL, COKE AND IRON ORE TONNAGE

     (In millions of tons)           2000      1999      1998
     ---------------------           ----      ----      ----
     Utility                          119       108       83
     Export                            20        18       25
     Domestic metallurgical            25        22       18
     Other                             11        10        8
                                     ----      ----     ----
            Total                     175       158      134
                                     ====      ====     ====

     Utility coal traffic increased 11% in 2000, reflecting a full year of Northern Region operations. The effects of expanded operations were somewhat offset by coal production problems at several NS Rail-served mines, unanticipated outages at some NS Rail-served utility plants, large stockpiles at the beginning of the year and mild summer weather in portions of NS Rail's service territory. In 1999, utility coal traffic increased 30%, due to the expansion of operations into the Northern Region after the Closing Date.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to grow rapidly, and coal-fired generation remains the cheapest marginal source of electricity. Several underutilized coal-fired power plants are making the transition from peak-only generation to full-time generation. In addition, natural gas prices reached record levels in 2000 and are anticipated to remain higher than historical levels for the near future, further improving the competitive position of coal-fired generation.
     Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposes more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000. Many of the mines served by NS Rail produce coals that satisfy Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS Rail-served utilities should continue to provide a market for other NS-Rail served mines for nearly a decade.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

However, several federal environmental regulatory initiatives continued to be pursued during 2000. Many of the rules that have been promulgated to date are in litigation. If the rules survive litigation and are implemented, they could increase the cost of coal-fired generation and potentially adversely affect the value of the sulfur dioxide allowance bank. Also, the Kyoto Protocol, if ratified and implemented, could put additional cost pressures on coal-fired generation.
     A 1999 decision by a federal district court judge in West Virginia held that some common mountaintop mining practices in the coal industry are illegal. There are a small number of mountaintop mining operations on NS Rail's lines; however, if sustained, the decision could have an adverse effect on these operations and on NS Rail's coal traffic and revenues. A decision by the appellate court is expected in 2001. The district court's ruling already has made coal mine permitting a more arduous and lengthy process.

     Export coal tonnage increased 8% in 2000, a result of a full year of access to Baltimore through the Northern Region, mitigated by lower tonnage through Lambert's Point. Several additional factors also adversely affected export coal traffic volume. Delayed settlements between buyers and sellers in the spring postponed shipments of some export tonnage. Foreign buyers ultimately intended to purchase additional U.S. metallurgical coal, but production capacity available for export had been diminished by two years of dramatically lower prices. Toward the end of 2000, production difficulties at several large NS Rail-served mines significantly reduced tonnage available for export. Limited supplies overall prevented other coal producers from providing substitute coal.
     In 1999, export coal tonnage decreased 28%, despite the expansion of operations into the Northern Region. The lower traffic resulted from reduced demand for U.S. coking coal (in part, the result of a strong U.S. dollar), productivity gains made by foreign producers, lower ocean transportation rates and lower foreign royalties. Steam coal exports continued to be noncompetitive on price, making domestic markets more attractive for U.S. producers.
     Export tonnage is expected to continue to be limited by supply and competition from Australian coals. In addition, environmental issues concerning carbon-based fuels could increase pressure to reduce their use.

     Domestic metallurgical coal, coke and iron ore traffic increased 17% in 2000, due to a full year of Northern Region operations. In addition, increased production in the first half of the year and gains in NS Rail's market share contributed to the higher traffic. However, the softening economy and increased steel imports diminished blast furnace production rates, sharply reducing demand for new materials.
   In 1999, domestic metallurgical coal, coke and iron ore traffic increased 22%, as the addition of Northern Region traffic more than offset the effects of reduced U.S. steel production. Lower-priced steel imports led to reduced production levels at integrated steel manufacturers, especially through the first three quarters of 1999, thereby lowering demand for raw materials.
     Domestic metallurgical coal, coke and iron ore traffic is expected to continue to suffer from the effects of the slowing economy. Curtailed steel production levels are expected to continue in the near term, which could further weaken the steel industry. In 2000, an Alabama steel producer closed permanently, and several others filed for Chapter 11 bankruptcy protection. Long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coke.

     Other coal traffic, principally steam coal shipped to manufacturing plants, increased 4% in 2000, reflecting a full year of handling Northern Region traffic; however, this was mitigated by the loss of some traffic to competitors. Other coal traffic increased 25% in 1999, due to the commencement of operations in the Northern Region.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     GENERAL MERCHANDISE traffic volume (carloads) increased 15% in 2000, and revenues increased 17%, principally due to a full year of operating the Northern Region. In 1999, traffic volume increased 24%, and revenues increased 26%, reflecting the commencement of operations in the Northern Region; however, service issues resulted in traffic diversions in all market groups.

     Automotive traffic volume increased 13%, and revenues increased 23% in 2000, reflecting a full year of Northern
Region operations, record vehicle production and the recapture of business diverted because of service issues after the Closing Date. The carload increase was less than the revenue increase principally due to the effects of a redesign of the mixing center network. This redesign improves vehicle velocity through the network and includes changes in traffic flows that resulted in a decline in carloads, with no corresponding decrease in revenues.
    In 1999, automotive traffic volume increased 26%, and revenues increased 29%, largely due to the expansion of operations into the Northern Region and record vehicle production. The
NS Rail-served Toyota plant in Princeton, Ind., and the vehicle parts distribution center in Dayton, Ohio, which were new in 1999, also contributed to the increase. However, design and service issues and equipment shortages caused by extended cycle times adversely affected NS Rail's mixing center network. In addition, service issues after the Closing
Date resulted in significant traffic diversions.
     Automotive revenues in 2001 are expected to be down, reflecting an anticipated decline in light vehicle production from the record level of 2000.

     Chemicals traffic volume increased 15%, and revenues increased 18% in 2000, due to a full year of Northern Region operations and the return of traffic that had been diverted because of service issues after the Closing Date. Shipments of miscellaneous chemicals, chlorine, caustic soda and plastics continued to rebound, but sulfur carloads were down due to weak fertilizer markets. Chemicals shipments continued to increase through NS Rail's Thoroughbred Bulk Transfer
(TBT) facilities that handle chemicals and bulk commodities for customers not located on NS Rail-served lines.
     In 1999, chemicals traffic volume increased 25%, and revenues increased 30%, due to the addition of Northern
Region traffic. Chemical production increased slightly during the year, and shipments of chlorine, caustic soda and PVC plastics rebounded from 1998 levels, benefiting from an improved Asian economy. The location of new and expanded processing plants on lines NS Rail serves increased shipments of plastic pellets. Chemicals shipments also increased through NS Rail's TBT facilities. Shipments of sulfur declined, due to production cutbacks at plants served by NS Rail.
     Chemicals revenues in 2001 are expected to remain relatively flat, due to fewer plant expansions and softness in U.S. chemical and petroleum production.

     Metals and construction traffic volume increased 29%, and revenues increased 22% in 2000, reflecting a full year of operations over the expanded system. Revenue per unit declined, largely due to a change in the mix of traffic. Metals traffic benefited from increased shipments of sheet steel, imported slab steel and ferrous scrap; however, this was tempered by a significant slowdown in the steel industry in the last half of the year. Construction traffic benefited from continued strength in housing starts and highway construction.
     In 1999, metals and construction traffic volume increased 57%, and revenues increased 51%, due to the addition of Northern Region traffic. Continued growth, resulting from the location of new mini-mills and steel processors in NS Rail's service territory, offset the effects of a weaker scrap market. Construction traffic benefited from strong housing starts and highway construction in the Southeast. In addition, new cement terminals on NS Rail's lines generated additional traffic.
     Metals and construction revenues in 2001 are expected to suffer from the effects of a continued softness in the steel market.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     Paper, clay and forest products traffic volume increased 5%, and revenues increased 9% in 2000, principally due to the effects of a full year of Northern Region operations. Additional consolidation in the paper industry and a weakening paper market in the second half of the year contributed to lower carloads during the summer months and into the fall. Demand for paper production inputs, such as scrap paper and wood pulp, was weak, but this was tempered by stronger demand for newsprint and printing paper.
   In 1999, paper, clay and forest products traffic volume increased 4%, and revenues increased 8%, reflecting the commencement of Northern Region operations. The closure of four major paper mills and some chip mills late in 1998, coupled with the effects of consolidations and weak demand within the paper industry, had a negative impact on traffic volume.
     Paper, clay and forest products revenues are expected to continue to be adversely affected by weak demand in 2001, due to continued consolidations and little anticipated capacity expansion through 2003.

     Agriculture, consumer products and government traffic volume increased 7%, and revenues increased 13% in 2000, due to the effects of a full year of Northern Region traffic and modest growth in the Southeast markets. Rate increases and more longer-haul (higher revenue-per-unit) traffic also contributed to the revenue increase. Grain traffic benefited from new shuttle-train service that improved service to new and expanded Southeast feed mills. In addition, traffic increased for Midwest grain and sweeteners and consumer goods from the West.
     In 1999, agriculture, consumer products and government traffic volume increased 11%, and revenues increased 15%, reflecting access to the large Northeast consumer markets.
Service issues that arose early in the year due to harsh weather conditions and continued during integration of the Northern Region had an adverse effect on volume. In addition, soybean traffic was negatively affected by low-priced imports from South America. Shipments of fertilizer declined, reflecting significantly lower production.
     Agriculture, consumer products and government revenues are expected to be tempered by the soft economic conditions.
While only a normal crop year is expected, strong export demand could help offset the resulting drop in domestic shipments.

     INTERMODAL traffic volume increased 18%, and revenues increased 27% in 2000, primarily due to a full year of Northern Region traffic. Revenue per unit benefited from rate increases throughout the year on domestic business and the implementation of fuel surcharges later in the year. In addition, increased demand, new business and improved service contributed to the gains, as major customers, including UPS, JB Hunt, Hub Group and Maersk, increased volumes. Despite weak demand in the first quarter and the loss in December
1999 of a major customer, NS Rail had regained its market share by the second quarter. Domestic and premium business volumes benefited from service improvements and expansion initiatives. International traffic, which accounts for about half of intermodal volume, grew 5%, notwithstanding the loss of business from the major customer.
    In 1999, intermodal traffic volume increased 31%, and revenues increased 38%, due to the addition of the Northern Region. Intermodal traffic volume declined in the first five months of 1999, reflecting the network redesign implemented in August 1998, which pared a significant number of lanes and associated volumes. Service issues following the integration of the Northern Region also negatively affected volume and revenues.
     Intermodal revenues are expected to continue to grow, supported by continued improvements in service and added capacity, notably through a new terminal in Austell, Ga., scheduled to open in the third quarter of 2001. However, a softening economy could temper this positive outlook.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Railway Operating Expenses
--------------------------
     Railway operating expenses increased 19% in 2000 and included $165 million of costs related to actions taken to reduce the size of the work force. Expenses in 1999 included the $168 million of contractual obligations incurred on the Closing Date. Excluding these costs, railway operating expenses increased 19%, while carloadings increased 15%, reflecting a full year of Northern Region operations and sharply higher diesel fuel prices.
     In 1999, railway operating expenses increased 45%, while carloadings increased 24%. The expense increase was attributable to the commencement of operations in the Northern Region, and included significant costs arising from the service issues experienced after the Closing Date and the contractual obligations incurred on the Closing Date. In addition, a licensing fee for the use of certain intangible assets owned by NS that became effective Nov. 1, 1998, also contributed to the increase in expenses.
     As a result, the railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 89.1% in 2000 (excluding the work-force reduction costs, which increased the ratio 2.7 percentage points), compared with 87.0% in 1999 (excluding the contractual obligations, which increased the ratio 3.3 percentage points) and 75.5% in 1998.
     The increase in the 2000 ratio reflected the effects of a full year of Northern Region operations and the sharp increase in diesel fuel prices, which more than offset the absence of the significant costs incurred in 1999 related to the service issues after the Closing Date. In addition, the ratio was adversely affected by a continuation of the trends seen in 1999 involving changes in the mix of traffic.
     In 1999, the railway operating ratio reflected the effects of integration-related service issues, including traffic diversions, which in total were estimated to have resulted in almost half of the ratio's 1999 increase. The remaining increase was principally attributable to: (1) the change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic, and (2) the NS licensing fee.
     The railway operating ratio is not expected to return to pre-Closing Date levels in the near term, due to the changes in NS Rail's traffic mix and the higher cost structure attributable to the Conrail properties now operated by NS
Rail.
     In response to the economic slowdown and changes to its transportation markets, NS Rail announced in January 2001 several strategies designed to reduce costs. These include additional work-force reductions, disposition of surplus freight cars, line rationalization programs, consolidation or disposition of underutilized or redundant facilities and a redesign of its service network.

                         RAILWAY OPERATING RATIO
         (Shown as a graph in the Annual Report to Stockholders)

               2000    1999     1998     1997     1996
               ----    ----     ----     ----     ----
              91.8%    90.3%   75.5%    71.5%     71.7%

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)

     ($ in millions)                 2000 vs. 1999     1999 vs. 1998
     ---------------                 -------------     -------------
     Compensation and benefits          $ (67)            $  475
     Materials, services and rents         451               387
     Conrail rents and services            221               279
     Depreciation                           23                29
     Diesel fuel                           223                81
     Casualties and other claims             4                43
     Other                                   8               153
                                        ------            ------
             Total                      $  863            $1,447
                                        ======            ======

     Compensation and benefits, which represented 34% of total railway operating expenses in 2000, decreased 3% in 2000 but increased 32% in 1999.
     Expenses in 2000 included $165 million of work-force reduction costs principally resulting from voluntary early retirement and separation programs accepted by 1,446 NS employees (see Note 13 on Page 57 for details concerning the early retirement programs). In addition, an accrual was made for certain postemployment benefits due to some NS Rail employees who were furloughed. At year end, employment levels were down about 9%, largely the result of these programs and other actions taken throughout the year to reduce the size of the work force.
     The 3% decrease in compensation and benefits in 2000 was primarily due to the effects of the management fee charged by NS (see Note 2, "General," on Page 47), higher pension income and the absence of the $49 million incurred in 1999 for the Special Work Incentive Program (SWIP) for agreement employees in the third quarter of 1999. Pension income was higher in 2000 largely due to the transfer of assets from the Conrail pension plan after the Closing Date. NS Rail has substantial unrecognized gains related to its participation in NS' overfunded pension plan; amortization of these gains will continue to be included in "Compensation and benefits" expenses (see Note 13 on Page 57). These decreases were mitigated by a full year of expanded operations and higher wages and benefit costs for union employees. The comparison was also affected by the work-force reduction costs in 2000 and the contractual obligations assumed in 1999 on the Closing Date.
     In 1999, the increase resulted largely from the almost 50% increase in the railroad work force following commencement of operations in the Northern Region. The service issues encountered after the Closing Date also contributed to the higher expenses, including the $49 million cost of the SWIP. In addition, the contractual obligations incurred in employing a substantial portion of Conrail's work force also contributed to the increase. These higher costs were somewhat offset by reduced stockbased incentive compensation, the absence of bonus accruals and reduced pension and other postretirement benefits expenses.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

    Materials, services and rents includes items used for the maintenance of the railroads' lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; the management fee charged by NS (see Note 2, "General," on Page 47); and the net cost of equipment rentals. This category of expenses increased 37% in 2000 and 46% in 1999.
     The 2000 increase was mostly attributable to the effects of a full year of Northern Region operations and the NS management fee, and was mitigated by the absence of significant costs incurred in 1999 related to the service issues encountered after the Closing Date.
     The increase in 1999 reflected the expanded operations in the Northern Region and additional costs attributable to the service issues, including costs for alternate transportation to meet the needs of customers.
     Equipment rents, which include the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, increased 22% in 2000 and 93% in 1999. The 2000 increase was principally due to the effects of a full year of expanded operations, but was mitigated by a favorable comparison for the last seven months, as expenses in 1999 were high due to the service issues encountered after the Closing Date. The 1999 increase principally was due to:
(1) the commencement of Northern Region operations, (2) higher rental costs driven by cycle times that were increased because of the service issues and (3) short-term locomotive leases to improve system fluidity. In addition, Conrail historically rented a higher percentage of its freight cars than NS Rail, resulting in higher equipment rents in the Northern Region.
     Locomotive and car repair costs increased in 2000, reflecting a full year of Northern Region operations;
however, the increase was tempered by reduced maintenance activities, a result of cost control efforts. In 1999, maintenance costs increased due to the expansion of operations and higher repair costs associated with temporarily leased locomotives.

     Conrail rents and services, a new category of expense arising from the expansion of operations on the Closing Date, amounted to $500 million in 2000 and $279 million in 1999. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas (see Note 2 on Page 47).

     Depreciation expense was up 5% in 2000 and 7% in 1999.
Increases in both years were due to property additions, reflecting substantial levels of capital spending (see Note
1, "Properties," on Page 46 for NS Rail's depreciation policy).

     Diesel fuel expenses increased 87% in 2000 and 47% in 1999. In both years, most of the increase resulted from higher prices. In 2000, 86% of the increase resulted from a 61% rise in the average price per gallon, which ranged from 77 cents in January to $1.07 in December. In 1999, 53% of the increase was attributable to a 19% increase in the average price per gallon, due to a sharp rise in the last half of the year. Higher consumption accounted for the remainder of the increases, primarily the result of the addition of the Northern Region.

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 3% in 2000 and 45% in 1999. The 1999 increase resulted principally from higher personal injury accruals related to the increased size of the work force as well as higher environmental expenses.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     The largest component of casualties and other claims expense is personal injury costs. In 2000, cases involving so-called "occupational" injuries comprised about 40% of the total employee injury cases settled and 20% of the total settlement payments made. Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time to some condition of employment. Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades. NS Rail continues to work actively to eliminate all employee injuries and to reduce the associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal
Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent, at a far greater cost to the rail industry than the no-fault workers' compensation system to which nonrail competitors and other employers are universally subject. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
	NS Rail maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims.
It also retains reasonable levels of risk through self-insurance.

     Other expenses increased 2% in 2000 and 87% in 1999. The increase in 2000 reflected a full year of Northern Region operations and higher bad debt expense, which was mitigated by the absence of costs incurred in 1999 related to service issues. The 1999 increase resulted from a licensing fee for the use of certain intangible assets owned by NS that became effective Nov. 1, 1998 (see Note 2, "General," on Page
47), the expansion of operations, including property and other taxes related to the Northern Region, and to costs arising from service issues.

Income Taxes
------------
     Income tax expense in 2000 was $99 million, for an effective rate of 35%, compared with effective rates of 34% in 1999 and 35% in 1998.
     The effective rates in all three years were below the statutory federal and state rates because of favorable adjustments upon filing the prior year tax returns and favorable adjustments to state tax liabilities. In addition, the rate in 1998 benefited from investments in corporate-owned life insurance, and favorable adjustments resulting from settlement of federal income tax years 1993 and 1994.
    In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a predecessor of NSR purchased from a third party pursuant to a safe harbor lease agreement in 1981. In January 2001, NS Rail received payment from the third party in accordance with indemnification provisions of the lease agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, NS Rail's principal source of liquidity, was $1.1 billion in 2000, compared with $566 million in 1999 and $1.4 billion in 1998.
     The improvement in 2000 reflected the 1999 accounts receivable dividend to NS (see Note 2, "Noncash Dividends," on Page 48). The decline in 1999 reflected the dividend of accounts receivable and lower income from operations, offset somewhat by lower income tax payments. The large changes in "Accounts receivable" and "Other short-term liabilities" in the 1999 cash flow statement primarily resulted from the commencement of operations in the Northern Region.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------
     NS Rail's working capital deficit was $978 million at Dec. 31, 2000, compared with $687 million at Dec. 31, 1999. The large increase reflected the advance of accounts receivable sale proceeds to NS, which it used to reduce its long-term debt. NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

     Cash used for investing activities decreased 16% in 2000 and 19% in 1999. In 2000, property additions were significantly lower than in the prior years -- locomotive fleet additions in 2000 were accomplished by operating lease, whereas locomotives were purchased in prior years. Investing activities in 1999 included more borrowings against the net cash surrender value of corporate-owned life insurance: approximately $140 million more than in 2000 and $160 million more than in 1998. In addition, 1999 included $60 million in proceeds from the sublease of certain licensing rights and the sale of NS Rail's signboard business. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending and track and equipment statistics for the past five years. Capital expenditures include amounts relating to capital leases, which are excluded from the Consolidated Statements of Cash Flows (see Note 8, "Capital Lease Obligations," on Page 55).

                    CAPITAL EXPENDITURES
     (Also shown as a graph in the Annual Report to Stockholders)

     ($ in millions)      2000      1999      1998      1997     1996
     ---------------      ----      ----      ----      ----     ----
     Road                $  518    $  559    $  583    $  580   $  428
     Equipment              110       356       419       304      326
                         ------    ------    ------    ------   ------
         Total           $  628    $  915    $1,002    $  884   $  754
                         ======    ======    ======    ======   ======

     Capital expenditures decreased 31% in 2000 and 9% in 1999. The decline in 2000 reflected lower capital expenditures for locomotives as a result of the operating lease. The 1999 decrease was largely attributable to significant outlays in 1998 for roadway projects and equipment in anticipation of the Closing Date and automotive-related projects.

    TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                                2000      1999      1998      1997     1996
                                ----      ----      ----      ----     ----
     Track miles of rail
      installed                   392       403       429       451       401
     Miles of track surfaced    3,687     5,087     4,715     4,703     4,686
     New crossties installed
      (millions)                  1.5       2.3       2.0       2.2       1.9

           AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

     (In years)                 2000      1999      1998      1997     1996
     ----------                 ----      ----      ----      ----     ----
     Freight cars               25.3      24.4      23.6      23.0     22.3
     Locomotives                16.1      15.4      15.4      15.3     15.4
     Retired locomotives        24.5      22.7      20.6      23.3     24.4

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

     In addition to NS Rail-owned equipment, 16% of the freight car fleet and 27% of the locomotive fleet is leased from PRR (see Note 2 on Page 47).
     The increase in 2000 in the average age of owned locomotives reflects the fact that locomotives leased in 2000 are not included in the statistic. The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements due to casualties and service failures and retention of older units in anticipation of the Closing Date.
     Through its coal car rebody program, which was suspended in 2000, NS Rail converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table, above.
     For 2001, NS Rail has budgeted approximately $740 million for capital expenditures. The anticipated spending includes $449 million for roadway projects, of which $264 million is for track and bridge program work. Also included are projects for new or improved intermodal facilities, marketing and industrial development initiatives, signal upgrades and environmental and other public improvements. Equipment spending includes the purchase of locomotives and the upgrade of existing locomotives.

    Cash used for financing activities was $506 million in 2000 and reflected a net reduction of debt, compared with the net increase in 1999. In addition, advances to NS increased.
Advances to NS typically account for most of the cash used for financing activites and reflect NS' requirements (see
Note 2, "Cash Required for NS Debt," on Page 50).
     NS is subject to various financial covenants with respect to its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction, and certain restrictions on issuance of further debt. As the major NS subsidiary, NS Rail is subject to certain of these restrictions.

OTHER MATTERS

Proposed Merger Guidelines
--------------------------
     The Surface Transportation Board (STB) has issued proposed merger guidelines which, if adopted as proposed, would increase the substantive and evidentiary standards that Class 1 railroad applicants will have to satisfy. Final rules are due in June 2001.
     Prior to the STB's release of its proposed guidelines, Canadian National Railway Company and Burlington Northern Sante Fe Corporation announced the cancellation of their earlier proposal to combine their companies under common control.

Market Risks and Hedging Activities
-----------------------------------
     NS Rail does not engage in the trading of derivatives. NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interestrate hedging transactions to achieve a targeted mix within its debt portfolio.
     Of NS Rail's total debt outstanding (see Note 8 on Page
54), all is fixed-rate debt, except for most capital leases.
As a result, NS Rail's debt subject to interest rate exposure totaled $280 million on Dec. 31, 2000. A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $3 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------


     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2000, the average pay rate under these agreements was 7.2%, and the average receive rate was 7.1%. During 2000, the effect of the swaps was to reduce interest expense by $1 million. A portion of the lease obligations is payable in Japanese yen. NS Rail hedged the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by Japanese banks. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by Management to be creditworthy.

Accounting Changes and New Pronouncements
-----------------------------------------
     As discussed in Note 1 under "Required Accounting
Changes" on Page 46, NS Rail adopted in 2000 the consensus reached by the Emerging Issues Task Force of the Financial
Accounting Standards Board (FASB) concerning Issue No. 99-19,
"Reporting Revenue Gross as a Principal versus Net as an Agent." In addition, NS Rail has adopted the disclosure provisions of the FASB's Statement of Financial Accounting
Standards (SFAS) No. 140.
     NS Rail has adopted SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," effective Jan. 1, 2001.
This adoption did not have a material effect on NS Rail's consolidated financial statements.

Lawsuits
--------
     Norfolk Southern Railway Company and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of NS Rail's ultimate liability is unlikely to have a material adverse effect on NS Rail's financial position, results of operations or liquidity.
     On Sept. 8, 1997, a state court jury in New Orleans returned a verdict awarding $175 million in punitive damages against The Alabama Great Southern Railroad Company (AGS), a subsidiary of Norfolk Southern Railway Company. The verdict was returned in a class action suit which ultimately involved some 10,000 individuals who claimed injury or damage as the result of an explosion and fire that occurred in New Orleans on Sept. 9, 1987, when a chemical called butadiene leaked from a tankcar.
     The jury verdict awarded a total of nearly $3.2 billion in punitive damages against four other defendants in the same case: two rail carriers, the owner of the car and the shipper. Previously, the jury had awarded nearly $2 million in compensatory damages to 20 of the individual plaintiffs.
Prior to the trial court's ruling on the post trial motions, AGS and four other defendants agreed to settle their liability in this case for a total payment of approximately $150 million, of which AGS' share was $15 million. The settlement has been given final approval by the trial court, the time for appeals has expired, and the case has been concluded insofar as AGS is concerned.

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

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately $11 million in 2000, $12 million in 1999 and $4 million in 1998, and capital expenditures totaled approximately $10 million in 2000, $8 million in 1999 and $7 million in 1998. The lower operating expenses in 1998 principally were due to higher recoveries from third parties of amounts paid by NS Rail in prior years for environmental cleanup and remediation. Capital expenditures in 2001 are expected to be comparable to those of 2000.
     As of Dec. 31, 2000, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $36 million (of which $8 million is accounted for as a current liability), which is NS Rail's estimate of the probable cleanup and remediation costs based on available information at 125 identified locations. On that date, 10 sites accounted for $18 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 125 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive
Environmental Response, Compensation and Liability Act of
1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability - for acts and omissions, past, present and future - is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware.
Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Labor Agreements
----------------
     Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about 5,000 locomotive engineers on NS Rail, and a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,500 train service employees on NS Rail.

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

Trends
------
- Federal Economic Regulation - Efforts may be made in 2001 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail and other rail carriers vigorously will oppose these counterproductive efforts to reimpose or to authorize reimposing such economic regulation.

- Utility Deregulation - Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from far-distant parties. The effects of deregulation on NS Rail and on its customers cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers and is working diligently to assure that its customers remain competitive in this evolving environment.

- Carbon-Based Fuel - There is growing concern that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a firm consensus, the impact could be either a reduction in the demand for coal or imposition of even more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult.
The revenues and net income of NS Rail and other railroads that move large quantities of coal could be affected adversely.

Item 7.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Condition and Results of Operations. (continued)
          -----------------------------------

Forward-Looking Statements
--------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon and, therefore, can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of all such statements that relate to the addition of new business and the ability to reduce expenses.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
-------   ----------------------------------------------------------

     The information required by this item is included in
Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," on Page 32 under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Quarterly Financial Data (Unaudited)

                                         March 31    June 30    Sept. 30   Dec. 31
                                         --------    -------    --------   -------
                                         ($ in millions, except per share amounts)
     2000
     ----
Railway operating revenues               $ 1,472     $ 1,554    $ 1,500    $ 1,486
Income (loss) from railway operations         (6)        249        175         73
Net income (loss)                            (30)        115         80         21
Dividends per serial preferred share     $  0.65     $  0.65    $  0.65    $  0.65

     1999
     ----
Railway operating revenues               $ 1,038     $ 1,189    $ 1,481    $ 1,453
Income from railway operations               222          22        137        122
Net income                                   146          13         84         89
Dividends per serial preferred share     $  0.65     $  0.65    $  0.65    $  0.65


     Index to Financial Statements:                                    Page
     -----------------------------                                     ----
     Consolidated Statements of Income
       Years ended December 31, 2000, 1999 and 1998                     39

     Consolidated Balance Sheets
       As of December 31, 2000 and 1999                                 40

     Consolidated Statements of Cash Flows
       Years ended December 31, 2000, 1999 and 1998                     42

     Consolidated Statements of Changes in Stockholders' Equity
       Years ended December 31, 2000, 1999 and 1998                     44

     Notes to Consolidated Financial Statements                         45

     Independent Auditors' Report                                       64

     The Index to Consolidated Financial Statement Schedule appears in
     Item 14 on Page 67.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                Consolidated Statements of Income

                                                   Years ended December 31,
                                                    2000      1999      1998
                                                    ----      ----      ----
                                                        ($ in millions)

RAILWAY OPERATING REVENUES                         $6,012    $5,161    $4,254

RAILWAY OPERATING EXPENSES:
 Compensation and benefits                          1,900     1,967     1,492
 Materials, services and rents                      1,679     1,228       841
 Conrail rents and services (Note 2)                  500       279        --
 Depreciation                                         486       463       434
 Diesel fuel                                          478       255       174
 Casualties and other claims                          142       138        95
 Other                                                336       328       175
                                                   ------    ------    ------
         Railway operating expenses                 5,521     4,658     3,211
                                                   ------    ------    ------

         Income from railway operations               491       503     1,043

Other income - net (Note 3)                          (169)       42        90
Interest expense on debt (Note 6)                     (37)      (39)      (25)
                                                   ------    ------    ------
         Income before income taxes                   285       506     1,108

Provision for income taxes (Note 4)                    99       174       383
                                                   ------    ------    ------
         NET INCOME                                $  186    $  332    $  725
                                                   ======    ======    ======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Balance Sheets
                                                               As of December 31,
                                                               2000         1999
                                                               ----         ----
                                                                ($ in millions)
ASSETS
Current assets:
 Short-term investments                                        $    1        $   12
 Accounts receivable net of allowance for doubtful accounts
  of $7 million and $5 million, respectively (Note 2)             146           681
 Due from Conrail (Note 2)                                         31            77
 Materials and supplies                                            89            98
 Deferred income taxes (Note 4)                                   173           124
 Other current assets                                             125           144
                                                              -------       -------
           Total current assets                                   565         1,136

Investments (Notes 5 and 14)                                      486           624
Properties less accumulated depreciation (Note 6)              10,483        10,390
Other assets                                                      483           482
                                                              -------       -------
           TOTAL ASSETS                                       $12,017       $12,632
                                                              =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable (Note 7)                                    $   902       $   787
 Income and other taxes                                           221           132
 Due to NS - net (Note 2)                                          26           483
 Notes and accounts payable to Conrail (Note 2)                   155           184
 Other current liabilities (Note 7)                               159           152
 Current maturities of long-term debt (Note 8)                     80            85
                                                              -------        ------
          Total current liabilities                             1,543         1,823

Long-term debt (Note 8)                                           691           781
Other liabilities (Note 10)                                     1,061         1,044
Minority interests                                                  3             3
Deferred income taxes (Note 4)                                  3,613         3,596
                                                              -------        ------
          TOTAL LIABILITIES                                     6,911         7,247
                                                              -------        ------

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                  Consolidated Balance Sheets (continued)

                                                               As of December 31,
                                                               2000         1999
                                                               ----         ----
                                                                ($ in millions)

Stockholders' equity:
 Serial preferred stock (Note 11)                                  55            55
 Common Stock (Note 11)                                           167           167
 Additional paid-in capital                                       695           673
 Accumulated other comprehensive income (Note 12)                 157           259
 Retained income                                                4,032         4,231
                                                              -------       -------
          TOTAL STOCKHOLDERS' EQUITY                            5,106         5,385
                                                              -------       -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $12,017       $12,632
                                                              =======       =======


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
     (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                 Consolidated Statements of Cash Flows

                                                              Years ended
                                                              December 31,
                                                        2000      1999      1998
                                                        ----      ----      ----
                                                             ($ in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  186    $  332    $  725
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation                                            487       465       435
   Deferred income taxes                                    16         5       100
   Nonoperating gains on properties and investments        (18)      (44)      (31)
   Accounts receivable dividend to NS (Note 2)              --      (491)       --
   Changes in assets and liabilities
    affecting operations:
      Accounts receivable                                   39      (173)       31
      Materials and supplies                                 9       (40)       (1)
      Other current assets and due from Conrail             60       (49)      (15)
      Income tax liabilities                                79       162       208
      Other short-term liabilities                         178       269       (11)
      Other - net                                           14       130       (54)
                                                        ------    ------    ------
        Net cash provided by operating activities        1,050       566     1,387

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                       (628)     (915)     (898)
 Property sales and other transactions                      72        65        54
 Investments, including short-term                         (71)     (105)      (97)
 Investment sales and other transactions                    83       311       143
                                                        ------    ------    ------
        Net cash used for investing activities            (544)     (644)     (798)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends (Note 2)                                         (3)       (3)       (3)
 Advances to NS (Note 2)                                  (396)     (105)     (603)
 Advances and repayments from NS (Note 2)                   50        17         6
 Proceeds from borrowings                                  244       337        67
 Debt repayments                                          (401)     (168)      (63)
                                                        ------    ------    ------
        Net cash provided by (used for)
         financing activities                             (506)       78      (596)
                                                        ------    ------    ------
        Net increase (decrease) in cash and
         cash equivalents                                   --        --        (7)

CASH AND CASH EQUIVALENTS:
 At beginning of year                                       --        --         7
                                                        ------    ------    ------
 At end of year                                         $   --    $   --    $   --
                                                        ======    ======    ======

                                                             (continued)

Item 8.   Financial Statements and Supplementary Data. (continued)
------    -------------------------------------------


            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
     (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
          Consolidated Statements of Cash Flows (continued)

                                                             Years ended
                                                             December 31,
                                                       2000      1999      1998
                                                       ----      ----      ----
                                                           ($ in millions)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest (net of amounts capitalized)                $ 115     $ 70      $  61
  Income taxes                                         $   4     $  5      $  74


See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
        Consolidated Statements of Changes in Stockholders' Equity

                                                    Addi-   Accumulated
                                   Serial          tional     Other
                                 Preferred Common Paid-In Comprehensive Retained
                                   Stock   Stock  Capital    Income     Income  Total
                                 --------  ------ ------- ------------- ------- -----
                                                   ($ in millions)
BALANCE DECEMBER 31, 1997           55        167     525     414        5,231   6,392
Comprehensive income - 1998
 Net income                                                                725     725
 Other comprehensive income
  (Note 12)                                                     --                  --
                                                                                 -----
     Total comprehensive income                                                    725
Serial preferred stock,
  $2.60 per share cash dividend                                             (3)     (3)
Noncash dividends on
  Common Stock (Note 2)                                                 (1,000) (1,000)
Capital contribution (Note 2)                         23                            23
                                ------    ------  ------   ------       ------  ------
BALANCE DECEMBER 31, 1998           55       167     548      414        4,953   6,137
 Comprehensive income - 1999
  Net income                                                               332     332
  Other comprehensive income
   (Note 12)                                                 (155)                (155)
                                                                                 -----
     Total comprehensive income                                                    177
Serial preferred stock,
  $2.60 per share cash dividend                                             (3)     (3)
Noncash dividends on
 Common Stock (Note 2)                                                  (1,051) (1,051)
Capital contribution (Note 2)                        125                           125
                                ------    ------  ------    ------      ------  ------
BALANCE DECEMBER 31, 1999           55       167     673       259       4,231   5,385
 Comprehensive income - 2000
  Net income                                                               186     186
  Other comprehensive income
   (Note 12)                                                  (102)               (102)
                                                                                 -----
     Total comprehensive income                                                     84
Serial preferred stock,
  $2.60 per share cash dividend                                             (3)     (3)
Noncash dividends on
 Common Stock (Note 2)                                                    (382)   (382)
Capital contribution (Note 2)                         22                            22
                                ------    ------  ------     ------     ------  ------
BALANCE DECEMBER 31, 2000      $    55   $   167 $   695    $   157    $ 4,032 $ 5,106
                                ======    ======  ======     ======     ======  ======

See accompanying Notes to Consolidated Financial Statements.

------    -------------------------------------------

           NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
      (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
             Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial
Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the transportation of freight by rail, operating approximately 21,800 route miles, primarily in the East and Midwest. These financial statements include NSR and its majority-owned and controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.
     NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (24%); automotive (15%); chemicals (13%); metals/construction (11%); paper/clay/forest products (11%); agriculture/consumer products/government (10%); and intermodal (16%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States. Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions.

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

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-tomaturity," "trading," or "available-for-sale." On Dec. 31, 2000 and 1999, all "Short-term investments," consisting primarily of United States government and federal agency securities and all marketable equity securities consisting principally of NS Common Stock, were designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated Other Comprehensive Income" (see Note 12).
     Investments where NS Rail has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

------    -------------------------------------------

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

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds due in accordance with transportation contracts are recorded as a reduction to revenues during the life of the contract, based on Management's best estimate of projected liability.

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

Required Accounting Changes
---------------------------
     Effective Oct. 1, 2000, NS Rail adopted the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) concerning Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The consensus presents indicators to consider in establishing the accounting for revenue. As a result of the application of the consensus, NS Rail has reclassified to railway operating expenses certain charges that previously have been reported net with railway operating revenues. This change in reporting has no effect on income from railway operations. Prior period amounts have been reclassified to conform to the current presentation.

------    -------------------------------------------

     Effective with this Annual Report, NS Rail has adopted the disclosure provisions of the FASB's Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaced SFAS No. 125 of the same name. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125.

Reclassifications
-----------------
     Certain amounts in the financial statements and notes thereto have been reclassified to conform to the 2000 presentation.

2.   RELATED PARTIES

General
-------
     Norfolk Southern Corporation (NS) is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $347 million and included a $17 million mark-up in
2000). Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in "Compensation and benefits" are reflected in "Materials, services and rents." In addition, effective Nov. 1, 1998, NS charges NS Rail a revenue-based licensing fee (which totaled $91 million in 2000 and $77 million in 1999) for use of certain intangible assets owned by NS.
     NS Rail owns 21,363,974 shares of NS common stock.


Operations Over Conrail's Lines
-------------------------------
     Overview -- NS and CSX Corporation (CSX) jointly own
Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast. From May 23, 1997, the date NS and CSX completed their acquisition of Conrail stock, until June 1, 1999, Conrail's operations continued substantially unchanged while NS and CSX awaited regulatory approvals and prepared for the integration of the respective Conrail routes and assets to be leased to their railroad subsidiaries, NSR and CSX Transportation, Inc. (CSXT).

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

------    -------------------------------------------

     Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

                                       PRR Oper.   PRR Lease    SAA
     ($ in millions)                    Agmt.       Agmts.     Agmts.
     ---------------                   --------    ---------  -------
     2001                                 178          126        24
     2002                                 196          119        27
     2003                                 217          105        30
     2004                                 238           89        32
     2005                                 246           71        34
     2006 and subsequent years          4,776          229       652
                                      -------        ------    ------
            Total                      $5,851       $  739    $  799
                                      =======        ======    ======

    Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $502 million in 2000 and $273 million in 1999.
    On the Closing Date, both NS Rail's route miles and its employees increased approximately 50 percent. NS Rail and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts and employ the majority of Conrail's former work force. As a result, NS
Rail began to receive all freight revenues and incur all expenses on the PRR lines.
     NS Rail's railway operating expenses in 1999 included
$168 million ($103 million after taxes) related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction. NS Rail's consolidated balance sheet at Dec. 31, 2000, includes $113 million of liabilities for these obligations. Through Dec. 31, 2000, NS Rail had paid $54 million of these costs. In addition, NS Rail has incurred $17 million and expects to incur an additional $2 million of costs for relocations of former Conrail employees.
     Until the Closing Date, NS Rail and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 2000, substantially all of the amounts receivable or payable related to these transactions had been satisfied.
     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment, operation of the Shared Assets
Areas and continued operation of certain facilities during a transition period.
     "Notes and accounts payable to Conrail" includes $51 million at Dec. 31, 2000, and $123 million at Dec. 31, 1999, of interest-bearing loans made to NS Rail by a PRR subsidiary that are payable on demand. The interest rate for these loans is variable and was 5.9% at Dec. 31, 2000. Also included is $104 million at Dec. 31, 2000, and $61 million at Dec. 31,
1999, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

Noncash Dividends
-----------------
     NSR declared and issued to NS noncash dividends of $382 million in 2000, $1.1 billion in 1999 and $1.0 billion in 1998. The 1999 amount included a $491 million dividend of accounts receivable declared December 1. The remainder of the 1999 dividends and all of the 2000 and 1998 dividends were settled by reduction of NSR's interest-bearing advances due from NS.
     Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

------    -------------------------------------------


Intercompany Accounts
---------------------

                                                         December 31,
                                                         ------------
                                                   2000                 1999
                                                   ----                 ----
                                                        Average             Average
                                                       Interest             Interest
     ($ in millions)                          Balance    Rate      Balance    Rate
     ---------------                          -------  --------    -------  --------
     Due from NS:
       Advances                                $ 261    6%          $  75      4%
     Due to NS:
       Advances                                   --    --           (234)     5%
       Notes                                    (287)   8%           (324)     7%
                                               ------                ------
            Due to NS - net                    $ (26)               $(483)
                                               ======                ======

     Interest is applied to certain advances at the average
NS yield on short-term investments and to the notes at specified rates. "Interest income" includes interest on amounts due from NS of $18 million in 2000, $13 million in 1999 and $48 million in 1998.
     "Other interest expense" includes interest on amounts due to NS $74 million in 2000, $31 million in 1999 and $23 million in 1998.

Sale of Accounts Receivable
---------------------------
   From Dec. 1, 1999 through April 30, 2000, NS Rail sold certain of its rail accounts receivable, on a nonrecourse basis, to NS. Based on the terms of the sale agreement, these sales were accounted for as secured borrowings. The discount is included in "Other income - net" in the Consolidated
Statements of Income and is a component of "Other interest expense" in Note 3. Accordingly, at Dec. 31, 1999, "Accounts receivable, net" included $388 million of such sold receivables, and "Due to NS - net" included the related liability.
     Effective May 2000, NS and NS Rail sold, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable totaling approximately $700 million. The pool consisted of receivables NS earlier had purchased from NS Rail (as described above), and certain additional NS Rail receivables.
NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS
Rail for its responsibilities. Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail. NS Rail has no retained interest in the sold receivables.
     Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $607 million of sold receivables at Dec. 31, 2000 are not included on the balance sheet of NS Rail. The transition to the new program in May 2000 resulted in a $495 million noncash reduction of receivables and Intercompany Accounts, which was excluded from the Consolidated Statements of Cash Flows. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income - net" (see Note 3).

------    -------------------------------------------

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $819 million at Dec. 31, 2000, and $809 million at Dec. 31, 1999.

Capital Contributions
---------------------
     In each of 2000, 1999 and 1998, NS Rail recognized capital contributions for benefits it received related to tax credits generated by a nonrail subsidiary of NS. In 1999, NS Rail recognized a capital contribution for a transfer of pension assets NS received from the Conrail pension plan.

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

3.   OTHER INCOME - NET

     ($ in millions)                       2000       1999      1998
     ---------------                       ----       ----      ----
     Rental income                         $  35     $   32    $   24
     Interest income (Note 2)                 26         20        58
     Gains from sales of properties
       and investments                        18         44        31
     Dividends from NS                        17         17        17
     Sale of accounts receivable            (145)        --        --
     Other interest expense (Note 2)        (109)       (58)      (45)
     Corporate-owned life insurance - net     --         (3)       11
     Taxes on nonoperating property           (6)        (3)       (2)
     Other - net                              (5)        (7)       (4)
                                          ------     ------    ------
             Total                        $ (169)    $   42    $   90
                                         =======    =======   =======

     "Other current assets" in the Consolidated Balance
Sheets includes prepaid interest on corporate-owned life insurance borrowings of $40 million at Dec. 31, 2000, and $34 million at Dec. 31, 1999.

------    -------------------------------------------

4.   INCOME TAXES

Provision for Income Taxes
--------------------------

     ($ in millions)                    2000       1999        1998
     ---------------                    ----       ----        ----
     Current:
       Federal                        $    75      $  159      $  269
       State                                8          10          14
                                      -------     -------     -------
          Total current taxes              83         169         283
                                      -------     -------     -------
     Deferred:
       Federal                             14           8          87
       State                                2          (3)         13
                                      -------     -------     -------
          Total deferred taxes             16           5         100
                                      -------     -------     -------
          Provision for income taxes  $    99      $  174      $  383
                                      =======     =======     =======

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated
Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                               2000           1999          1998
     ($ in millions)                        Amount   %      Amount  %    Amount   %
     ---------------                        ------  --      ------ --    ------  --
     Federal income tax
      at statutory rate                    $ 100  35        $ 177  35    $ 388   35
     State income taxes, net
      of federal tax benefit                   7   2            4   1       18    2
     Corporate-owned life
      insurance                               (2) --           --  --      (12)  (1)
     Other - net                              (6) (2)          (7) (2)     (11)  (1)
                                           -----  --        -----  --    -----   --
            Provision for
             income taxes                  $  99  35        $ 174  34    $ 383   35
                                           ====== ==        =====  ==    =====   ==

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

------    -------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                              December 31,
                                                              ------------
     ($ in millions)                                         2000      1999
     ---------------                                         ----      ----
     Deferred tax assets:
       Reserves, including casualty
        and other claims                                   $   156   $   168
       Employee benefits                                       103        95
       Retiree health and death benefit
        obligation                                             138       125
       Taxes, including state and property                     182       160
       Other                                                    --         2
                                                           -------    ------
            Deferred tax assets                                579       550
                                                           -------    ------
     Deferred tax liabilities:
       Property                                             (3,077)   (3,029)
       Unrealized holding gains                                (95)     (153)
       Other                                                   (28)      (31)
                                                           -------    ------
            Deferred tax liabilities                        (3,200)   (3,213)
     Intercompany federal tax payable - net                   (819)     (809)
                                                           -------    ------
            Net deferred tax liability                      (3,440)   (3,472)
            Net current deferred tax assets                    173       124
                                                           -------    ------
            Net long-term deferred tax
             liability                                     $(3,613)  $(3,596)
                                                           =======   =======

     Except for amounts for which a valuation allowance has been provided, Management believes the other deferred tax assets will be realized.

Internal Revenue Service (IRS) Reviews
--------------------------------------
     Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1996. The consolidated federal income tax returns for 1997, 1998 and 1999 are being audited by the IRS. Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

------    -------------------------------------------

5.   INVESTMENTS
                                                               December 31,
                                                               ------------
     ($ in millions)                                       2000           1999
     ---------------                                       ----           ----
     Marketable equity securities at
      fair value (Note 14)                                  $ 286         $ 445
     Corporate-owned life insurance at
      net cash surrender value                                182           150
     Other                                                     18            29
                                                            -----         -----
            Total                                           $ 486         $ 624
                                                            =====         =====


6.   PROPERTIES

                                                   December 31,        Depreciation
($ in millions)                                2000           1999     Rate for 2000
---------------                                ----           ----     -------------
     Railway property:
       Road                                     $10,014        $ 9,620      2.9%
       Equipment                                  5,374          5,395      4.2%
     Other property                                  81             83      2.5%
                                                -------        -------
                                                 15,469         15,098
     Less: Accumulated depreciation               4,986          4,708
                                                -------        -------
            Net properties                      $10,483        $10,390
                                                =======        =======

     Equipment includes $592 million at Dec. 31, 2000, and
$593 million at Dec. 31, 1999, of assets recorded pursuant to capital leases.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 2000, 1999 and 1998 was $55 million, $54 million and $46 million, respectively, of which $18 million, $15 million and $21 million was capitalized.

------    -------------------------------------------

7.   CURRENT LIABILITIES

                                                            December 31,
                                                            ------------
     ($ in millions)                                    2000           1999
     ---------------                                    ----           ----
     Accounts payable:
       Accounts and wages payable                      $  406         $  324
       Casualty and other claims                          222            180
       Equipment rents payable - net                      134            135
       Vacation liability                                 117            123
       Other                                               23             25
                                                       -------        -------
            Total                                      $  902         $  787
                                                       =======        =======

     Other current liabilities:
       Accrued Conrail-related costs
        (Note 2)                                       $   42         $   42
       Interest payable                                    42             38
       Liabilities for forwarded
        traffic                                            40             37
       Retiree health and death
        benefit obligation (Note 13)                       24             24
       Other                                               11             11
                                                       -------        -------
            Total                                      $  159         $  152
                                                       =======        =======


8.   DEBT

Long-Term Debt
--------------

                                                               December 31,
                                                               ------------
     ($ in millions)                                        2000         1999
     ---------------                                        ----         ----
     Equipment obligations at an
      average rate of 6.7%
      maturing to 2014                                      $  394       $  450
     Capitalized leases at an average
      rate of 7.2% maturing to 2015                            343          382
     Other debt at an average rate
      of 5.4% maturing to 2015                                  34           34
                                                            -------      -------
            Total long-term debt                               771          866

            Current maturities                                 (80)         (85)
                                                            -------      -------
            Long-term debt
             less current maturities                        $   691      $  781
                                                            =======      =======

------    -------------------------------------------

     Long-term debt matures as follows:

       2002                                  75
       2003                                  78
       2004                                  76
       2005                                  80
       2006 and subsequent years            382
                                         ------
            Total                        $  691
                                         ======

     The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Capital Lease Obligations
-------------------------
     During 1998, NSR entered into capital leases covering new locomotives. The related capital lease obligations, totaling $127 million, were reflected in the Consolidated Balance Sheets as debt and, because they were noncash transactions, were excluded from the Consolidated Statements of Cash Flows.
     These and certain other lease obligations require the maintenance of a yen-denominated deposit, which is pledged to the lessor to satisfy yendenominated lease payments. They carry an average stated interest rate of 7.1%, but were effectively converted to variable rate obligations using interest rate swap agreements. The interest rates on the swap obligations are based on the six-month London Interbank Offered Rate and are reset every six months with changes in interest rates accounted for as an adjustment of interest expense over the terms of the leases. As of Dec. 31, 2000, the notional amount of the swap agreements was $253 million, and the average interest rate was 7.2%. As a result, NS Rail is exposed to the market risk associated with fluctuations in interest rates. To date, the effects of the rate fluctuations have been favorable and not material. Counterparties to the interest rate swap agreements are major financial institutions believed by Management to be creditworthy.

9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see Note
2). Future minimum lease payments, other than to PRR and CRC, are as follows:

------    -------------------------------------------

                                Operating       Capital
     ($ in millions)              Leases         Leases
     ---------------            ---------       -------
     2001                          $ 107        $  47
     2002                             94           46
     2003                             83           46
     2004                             68           46
     2005                             61           44
     2006 and subsequent years       510          190
                                  ------        -------
            Total                  $ 923          419
                                  ======
     Less imputed interest on
      capital leases at an average
      rate of 7.1%                                 76
                                                -----
     Present value of minimum
      lease payments included
      in debt                                   $ 343
                                                ======

Operating Lease Expense
-----------------------

     ($ in millions)               2000      1999      1998
     ---------------               ----      ----      ----
     Minimum rents                 $ 167     $ 117     $  75
     Contingent rents                 61        61        40
                                   ------    ------    ------
            Total                  $ 228     $ 178     $ 115
                                   ======    ======    ======

     During 2000, NS Rail entered into an operating lease for 140 locomotives, which is renewable annually, has a maximum term of eight years and includes purchase options.
If NS Rail does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair-value of the locomotives and a specified residual value. NS Rail does not expect to be required to make any payments under this provision.


10.  OTHER LIABILITIES

                                                    December 31,
                                                    ------------
     ($ in millions)                            2000           1999
     ---------------                            ----           ----
     Retiree health and death
      benefit obligation (Note 13)              $  286         $  256
     Casualty and other claims                     262            275
     Net pension obligation (Note 13)               83             74
     Accrued Conrail-related
     costs (Note 2)                                 71            102
    Other                                          359            337
                                                -------        -------
            Total                               $1,061         $1,044
                                                =======        =======

------    -------------------------------------------

11.  STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 2000 and 1999, 1,197,027 shares of $2.60 Cumulative Preferred
Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries, including 176,705 shares held by NS. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 2000 and 1999.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     "Accumulated other comprehensive income" reported in "Stockholders' equity" included unrealized gains, net of taxes, on securities of $170 million at Dec. 31, 2000, and $272 million at Dec. 31, 1999, (see Note 14) and minimum pension liability of $13 million at Dec. 31, 2000, and $13 million at Dec. 31, 1999. "Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

     ($ in millions)                         2000       1999       1998
     ---------------                         ----       ----       ----
     Unrealized gains on securities          $(159)     $(242)     $  22
     Minimum pension liability                  --          2        (23)
     Income taxes                               57         85          1
                                             ------     ------     ------
       Other comprehensive income            $(102)     $(155)     $  --
                                             ======     ======     ======

     "Unrealized gains on securities" included reclassification adjustments for gains realized in income from the sale of the securities of less than $1 million in 2000 and 1999, and $2 million in 1998.

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     NS Rail provides defined pension benefits, principally for salaried employees, through participation in NS' funded and unfunded defined benefit pension plans. NS Rail also provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, co-payments, Medicare payments and, in some cases, coverage provided under other group insurance policies. The following data relate to the combined NS plans.

------    -------------------------------------------

Early Retirement Programs
-------------------------
     During 2000, NS offered two voluntary early retirement programs to its salaried employees. The principal incentives offered in these programs were enhanced pension benefits, the cost for most of which will be paid from NS' overfunded pension plan. A February program was accepted by 919 of 1,180 eligible employees, and a December program was accepted by 370 of 846 eligible employees. The total cost of these programs, which is included in "Compensation and benefits," was $133 million. The resulting noncash reduction to NS Rail's pension plan asset is included in "Other - net" in the Consolidated
Statement of Cash Flows.

                                        Pension Benefits     Other Benefits
     ($ in millions)                    2000      1999      2000      1999
     ---------------                    ----      ----      ----      ----
     CHANGE IN BENEFIT OBLIGATIONS
     Benefit obligation at
      beginning of year                 $1,058   $ 1,063    $  340    $  362
     Cost of early retirement benefits     119        --        14        --
     Increase related to former
      Conrail employees                     --        68        --        --
     Service cost                           18        17        15        11
     Interest cost                          79        73        27        23
     Amendment                              21        --        --        --
     Actuarial (gains) losses              120       (92)       79       (33)
     Benefits paid                        (103)      (71)      (30)      (23)
                                        -------  -------    -------   -------
          Benefit obligation at
           end of year                   1,312     1,058       445       340
                                        -------  -------    -------   -------
     CHANGE IN PLAN ASSETS
     Fair value of plan assets at
      beginning of year                  2,072     1,544       152       139
     Transfer of assets from
      Conrail plan                          --       352        --        --
     Actual return on plan assets           30       250        (5)       21
     Employer contribution                   8         4         9        15
     401(h) account transfer                (8)       (7)       --        --
     Benefits paid                        (103)      (71)      (30)      (23)
                                        -------  -------    -------   -------
          Fair value of plan
           assets at end of year         1,999     2,072       126       152
                                        -------  -------    -------   -------
            Funded status                  687     1,014      (319)     (188)

     Unrecognized initial net asset         (3)      (10)       --        --
     Unrecognized (gain) loss             (478)     (799)        4       (97)
     Unrecognized prior service
      cost (benefit)                        47        40        --        --
                                        -------  -------    -------   -------
          Net amount recognized         $  253   $   245     $(315)    $(285)
                                        =======  =======    =======   =======
                                                              (continued)


Item 8.   Financial Statements and Supplementary Data.
(continued)
------    -------------------------------------------


                                               Pension Benefits     Other Benefits
     ($ in millions)                            2000      1999      2000      1999
     ---------------                            ----      ----      ----      ----
     Amounts recognized in the
      Consolidated Balance Sheets
      consist of:
       Prepaid benefit cost                     $  315   $   298    $   --    $   --
       Accrued benefit liability                   (83)      (74)     (315)     (285)
       Accumulated other
        comprehensive income                        21        21        --        --
                                                 -------  -------    -------   ------
     Net amount recognized                      $  253   $   245    $ (315)   $ (285)
                                                 =======  =======    =======   =======

     Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $83 million at Dec. 31, 2000, and $74 million at Dec. 31, 1999. These plans' projected benefit obligations were $89 million at Dec. 31, 2000, and $76 million at Dec. 31, 1999. Because of the nature of such plans, there are no plan assets.
     NS received Section 401(h) account transfers, from pension assets, of $8 million in 2000 and $7 million in 1999 as reimbursement for medical payments for retirees.
     As a result of the commencement of operations over Conrail's lines (see Note 2), NS hired a substantial portion of Conrail's former work force. In August 1999, NS assumed certain pension obligations related to those employees. These obligations, along with pension plan assets in excess of the obligations, were transferred to the NS plans in 1999.
     NS amended its qualified pension plan, effective Oct. 1, 2000, to allow for the payment of qualifying disability benefits. The amendment increased the pension benefit obligation by $21 million at Dec. 31, 2000.
     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and Aug. 31, 1999, and reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:

                                               2000         1999        1998
                                               ----         ----        ----
     Funded status:
       Discount rate                           7.5%         7.75%        6.75%
       Future salary increases                 5%           5%           5%
     Pension cost:
       Discount rate                           7.75%        6.75%        7.25%
       Return on assets in plans               10%          10%          9%
       Future salary increases                 5%           5%           5.25%

------    -------------------------------------------

Pension and Other Postretirement Benefit Costs
----------------------------------------------

     ($ in millions)                           2000         1999         1998
     ---------------                           ----         ----         ----
     PENSION BENEFITS
     Service cost                              $  18       $  17        $  13
     Interest cost                                79          73           67
     Cost of early retirement programs           119          --           --
     Expected return on plan assets             (192)       (152)        (106)
     Amortization of prior service cost            4           4            1
     Amortization of initial net asset            (7)         (7)          (7)
     Recognized net actuarial (gain) loss        (38)        (22)         (12)
                                               ------      ------       ------
            Net cost (benefit)                 $ (17)      $ (87)       $ (44)
                                               ======      ======       ======

     OTHER POSTRETIREMENT BENEFITS
     Service cost                              $  15       $  11        $  10
     Interest cost                                27          23           24
     Cost of early retirement programs            14          --           --
     Expected return on plan assets              (14)        (12)          (9)
     Amortization of prior service cost           --         (12)         (12)
     Recognized net actuarial (gain) loss         (4)         (2)          (2)
                                               ------      ------       ------
            Net cost                           $  38       $   8        $  11
                                               ======      ======       ======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.0% for 2001 and 7.5% for 2000. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2003 and remain at that level thereafter.
     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a onepercentage-point change in the assumed health care cost trend would have the following effects:


                                                           One percentage point
     ($ in millions)                                  Increase            Decrease
     ---------------                                  --------            --------
     Increase (decrease) in:
       Total service and interest cost components      $    5               $  (4)
       Postretirement benefit obligation               $   35               $ (30)

     Under collective bargaining agreements, NS Rail participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible agreement employees. Premiums under this plan are expensed as incurred and amounted to $7 million in 2000, $5 million in both 1999 and 1998.

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. In 2000 and 1999, NS issued shares of its Common Stock to fund NS Rail's contributions. NS Rail's expenses under these plans were $12 million in both 2000 and 1999, and $10 million in 1998.

------    -------------------------------------------

     In November 1999, NS issued and contributed to eligible participants' accounts approximately 2 million shares of its Common Stock in connection with a temporary special work incentive program available to NS Rail's unionized employees during much of the third quarter of 1999. The cost of the program, which was charged to compensation and benefits, was $49 million.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of "Accounts receivable," "Short-term debt," and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporateowned life insurance approximates carrying value.
The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB
No. 18, consisted of the following at December 31:


                                                   2000                1999
                                                   ----                ----
                                             Carrying   Fair     Carrying   Fair
     ($ in millions)                          Amount   Value      Amount    Value
     ---------------                         --------  -----     --------   -----
     Investments                              $332     $340       $502       $507
     Long-term debt                            771      763        866        867
     Interest rate swaps                        --        5         --          4

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity. The fair value of interest rate swaps was estimated based on discounted cash flows, reflecting the difference between estimated future variable-rate payments and future fixed-rate receipts.
     Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $265 million on Dec. 31, 2000, and $424 million on Dec. 31, 1999. Sales of "available-for-sale securities" were immaterial for years ended Dec. 31, 2000 and 1999.


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

------    -------------------------------------------

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     As of Dec. 31, 2000, NS Rail's balance sheet included a reserve for environmental exposures in the amount of $36 million (of which $8 million is accounted for as a current liability), which is NS Rail's estimate of the probable cleanup and remediation costs based on available information at 125 identified locations. On that date, 10 sites accounted for $18 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 125 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive
Environmental Response, Compensation and Liability Act of
1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it) and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the Corporation is aware. Further, Management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

------    -------------------------------------------

Purchase Commitment
-------------------
     NS Rail committed in 2000 to purchase 160 locomotives in 2001. Some of the locomotives were received and paid for in 2001, and the remainder will be delivered in the first half of 2001. NS Rail expects to finance the purchase of these locomotives with proceeds from the sale of equipment trust certificants.

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

Debt Guarantees
---------------
As of Dec. 31, 1999, NSR and certain of its subsidiaries are contingently liable as guarantors with respect to $71 million of indebtedness of related entities.

              INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Norfolk Southern Corporation:

     We have audited the consolidated financial statements of Norfolk Southern Corporation and subsidiaries as listed in the index in Item 8. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed in
Item 14(a)2. These consolidated financial statements and this consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and this consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United
States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk
Southern Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Norfolk, Virginia
January 23, 2001

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

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy
Statement, to be dated April 16, 2001, for the Norfolk
Southern Railway Annual Meeting of Stockholders to be held on May 22, 2001, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning on Page 15 under "Executive Officers of the Registrant."

                          PART IV
                          -------

  NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K.
          -------------------

(A)       The following documents are filed as part of this report:

     1.   Index to Consolidated Financial Statements:                  Page
          ------------------------------------------                   ----

          Consolidated Statements of Income
            Years ended December 31, 2000, 1999 and 1998               39
          Consolidated Balance Sheets
            As of December 31, 2000 and 1999                           40

          Consolidated Statements of Cash Flows
            Years ended December 31, 2000, 1999 and 1998               42

          Consolidated Statements of Changes in
            Stockholders' Equity
            Years ended December 31, 2000, 1999 and 1998               44

          Notes to Consolidated Financial Statements                   45

          Independent Auditors' Report                                 64

     2.   Financial Statement Schedule:

            The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:


          Index to Consolidated Financial Statement Schedule         Page
          --------------------------------------------------         ----


          Schedule II - Valuation and Qualifying Accounts              72


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

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits

Exhibit
Number                        Description
-------   --------------------------------------------------------

  3       Articles of Incorporation and Bylaws -

  3(i)    The amended Restated Articles of
          Incorporation of Norfolk Southern Railway
          Company are filed herewith.

  3(ii)   The Bylaws of Norfolk Southern
          Railway Company, as last amended March 3,
          1993, are filed herewith.

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

          (h)  Amendment No. 1, dated as of June 1, 1999, to the
               Shared Assets Area Operating Agreements for North Jersey, South Jersey and Detroit, dated June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway
               Company, with exhibit thereto, is filed herewith.

          (i)  Monongahela Usage Agreement, dated as
               of June 1, 1999, by and among CSX
               Transportation, Inc., Norfolk Southern
               Railway Company, Pennsylvania Lines LLC and
               New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk
               Southern Railway Company's Form 10-Q Report for the period ended June 30, 1999.

          (j)  The Agreement, entered into as of
               July 27, 1999, between North Carolina
               Railroad Company and Norfolk Southern
               Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk
               Southern Railway Company's 1999 Annual
               Report on Form 10-K.

Item l4.  Exhibits, Financial Statement Schedule and
-------   ------------------------------------------
          Reports on Form 8-K. (continued)
          -------------------

     3.   Exhibits (continued)

Exhibit
Number                        Description
-------   --------------------------------------------------------

 10       Material Contracts (continued) -

         (k)   The Supplementary Agreement, entered
               into as of January 1, 1987, between the
               Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas
               Pacific Railway Company (the latter a
               wholly owned subsidiary of Norfolk Southern
               Railway Company) - extending and amending a Lease, dated as of October 11, 1881 (both the Lease and Supplementary Agreement, formerly incorporated by reference with
               Exhibit 10(b) to Southern's 1987 Annual
               Report on Form 10-K) - is filed herewith.

  21     Subsidiaries of the Registrant.

  (B)    Reports on Form 8-K.

         A report on Form 8-K was filed on Oct. 3, 2000, advising of the sales by NS of certain timber interests and indicating the anticipated range of NS' earnings per share for the third quarter and the contribution to such earnings of the timber interest sales, and, attaching as an exhibit, NS' related press release.

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

                        SIGNATURES
                        ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern
Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2001.

                              NORFOLK SOUTHERN RAILWAY
COMPANY


                              By   /s/ David R. Goode
                                   -----------------------------------
                                   (David R. Goode,
                                    President and Chief
                                    Executive Officer)


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below on this 5th day of March, 2001, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

Signature                     Title
---------                     -----


/s/ David R. Goode
--------------------------    President and Chief Executive Officer
(David R. Goode)               and Director (Principal Executive
                               Officer)


/s/ John P. Rathbone
--------------------------    Vice President and Controller
(John P. Rathbone)             (Principal Accounting Officer)




/s/ Henry C. Wolf
--------------------------    Vice President and Chief Financial Officer
(Henry C. Wolf)                and Director (Principal Financial Officer)




/s/ L. I. Prillaman
--------------------------
(L. I. Prillaman)                  Director




/s/ Stephen C. Tobias
--------------------------
(Stephen C. Tobias)                Director

                                                         Schedule II
                                                         Page 1 of 2

            Norfolk Southern Railway Company and Subsidiaries
            ------------------------------------------------
                    Valuation and Qualifying Accounts
              Years Ended December 31, 1998, 1999 and 2000
                        (In millions of dollars)
                                           Additions charged to
                                           --------------------
                                 Beginning   Other                        Ending
                                  Balance  Expenses  Accounts  Deductions Balance
                                 --------- --------  --------  ---------- ------

Year ended December 31, 1998
---------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                          $  1      $ --      $ --      $ --       $  1
Casualty and other claims
 included in other
liabilities                      $252      $ 86      $ 22 (1)  $ 89 (2)   $271
Current portion of casualty
 and other claims included
  in accounts payable            $171      $ 11      $149 (1)  $188 (3)   $143

Year ended December 31, 1999
---------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                          $  1      $ --      $ --      $ --       $  1
Casualty and other claims
 included in other
   liabilities                   $271      $114      $  9 (1)  $119 (2)   $275
Current portion of casualty
 and other claims included
 in accounts payable             $143      $ 19      $191 (1)  $173 (3)   $180


(1)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)Payments and reclassifications to/from accounts payable.

(3)Payments and reclassifications to/from other liabilities.


                                                            (continued)

                                                         Schedule II
                                                         Page 2 of 2

            Norfolk Southern Railway Company and Subsidiaries
            -------------------------------------------------
                    Valuation and Qualifying Accounts
        Years Ended December 31, 1998, 1999 and 2000 (continued)
                         (In millions of dollars)

                                   Additions charged to
                                   --------------------
                                 Beginning   Other                         Ending
                                 Balance   Expenses  Accounts  Deductions  Balance
                                 --------- --------  --------  ----------   ------

Year ended December 31, 2000
---------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                          $  1      $ --      $ --      $ --         $  1
Casualty and other claims
 included in other
   liabilities                   $275      $117      $  8 (1)  $138 (2)     $262
Current portion of casualty
 and other claims included
 in accounts payable             $180      $ 19      $221 (1)  $198 (3)     $222


(1)Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)Payments and reclassifications to/from accounts payable.

(3)Payments and reclassifications to/from other liabilities.

                       EXHIBIT INDEX
                       -------------

  NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Electronic
Submission
Exhibit
Number                        Description
---------- -----------------------------------------------------------
   3(i) The amended Restated Articles of Incorporation of Norfolk Southern Railway Company.

  3(ii) The Bylaws of Norfolk Southern Railway Company, as last amended March 3, 1993.

  10(h) Amendment No. 1, dated as of June 1, 1999, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey and Detroit, dated June 1, 1999.

  10(k) The Supplementary Agreement, entered into as of Jan. 1, 1987, between the Trustees of the Cincinnati Southern
           Railway and The Cincinnati, New Orleans and
           Texas Pacific Railway Company, extending and amending a lease, dated as of October 11, 1881.

    21     Subsidiaries of Norfolk Southern Railway.