Form 10-Q
period 2001-03-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2001-05-09
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                    ----------  ----------
          Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2


                     NORFOLK SOUTHERN RAILWAY COMPANY
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Virginia                               53-6002016
-----------------------------------     ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
       Norfolk, Virginia                           23510-2191
-----------------------------------     ---------------------------------
(Address of principal executive offices)            Zip Code


Registrant's telephone number, including area code   (757) 629-2680
                                                  -----------------------


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

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

                Class                Outstanding as of April 30, 2001
                -----                --------------------------------
     Common Stock (par value $1.00)            16,668,997


                                     2


                             TABLE OF CONTENTS
                             -----------------

                                                                  Page
                                                                  ----
Part  I.    Financial Information:

        Item 1.  Financial Statements:

                 Consolidated Statements of Income
                 Three Months Ended March 31, 2001 and 2000          3

                 Consolidated Balance Sheets
                 March 31, 2001, and December 31, 2000               4

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2001 and 2000          5

                 Notes to Consolidated Financial Statements          6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      10

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risks                                 14

Part II.    Other Information:

        Item 6.  Exhibits and Reports on Form 8-K                   15

Signatures                                                          16


                                     3

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

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                  2001          2000
                                                  ----          ----
Railway operating revenues:
 Coal                                            $  393         $ 347
 General merchandise                                871           915
 Intermodal                                         238           210
                                                 ------        ------
   TOTAL RAILWAY OPERATING REVENUES               1,502         1,472
                                                 ------        ------

Railway operating expenses:
 Compensation and benefits (Notes 3 and 4)          394           651
 Materials, services and rents (Note 4)             486           344
 Conrail rents and services (Note 4)                117           131
 Depreciation                                       123           121
 Diesel fuel                                        117           115
 Casualties and other claims                         37            32
 Other                                               76            84
                                                 ------        ------
   TOTAL RAILWAY OPERATING EXPENSES               1,350         1,478
                                                 ------        ------

      Income (loss) from railway operations         152            (6)

Other income (expense) - net                        (45)          (33)
Interest expense on debt                             (8)          (10)
                                                 ------        ------
      Income (loss) before income taxes              99           (49)

Provision (benefit) for income taxes                 37           (19)
                                                 ------        ------

      NET INCOME (LOSS)                          $   62        $  (30)
                                                 ======        ======


See accompanying notes to Consolidated Financial Statements.

                                     4

Item 1.   Financial Statements.  (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                              ($ in millions)
                                (Unaudited)

                                              March 31, 2001  Dec. 31, 2000
                                              --------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents                      $    27        $    --
 Short-term investments                              --              1
 Accounts receivable, net (Note 4)                  147            146
 Due from Conrail (Note 4)                           20             31
 Materials and supplies                              90             89
 Deferred income taxes                              161            173
 Other current assets                                67            125
                                                --------       --------
     Total current assets                           512            565

Investments (Note 6)                                584            486
Properties less accumulated depreciation         10,637         10,483
Other assets                                        529            483
                                                --------       --------
     TOTAL ASSETS                               $12,262        $12,017
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $   834        $   902
 Income and other taxes                             216            221
 Due to NS - net (Note 4)                            47             26
 Notes and accounts payable to Conrail (Note 4)     219            155
 Other current liabilities                          151            159
 Current maturities of long-term debt                89             80
                                                --------       --------
     Total current liabilities                    1,556          1,543

Long-term debt                                      842            691
Other liabilities                                 1,045          1,061
Minority interests                                    3              3
Deferred income taxes                             3,603          3,613
                                                --------       --------
     TOTAL LIABILITIES                            7,049          6,911
                                                --------       --------

Stockholders' equity:
 Serial preferred stock                              55             55
 Common stock                                       167            167
 Additional paid-in capital                         695            695
 Accumulated other comprehensive income (Note 6)    203            157
 Retained income                                  4,093          4,032
                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                   5,213          5,106
                                                --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $12,262        $12,017
                                                ========       ========

See accompanying notes to Consolidated Financial Statements.
                                     5

Item 1.   Financial Statements.  (continued)
------    --------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                   Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                       ----------------
                                                         2001      2000
                                                         ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $  62     $ (30)
 Reconciliation of net income (loss) to net cash
  provided by operating activities:
   Depreciation                                            123       121
   Deferred income taxes                                   (39)      (28)
   Nonoperating gains on properties and investments         (7)       (3)
   Changes in assets and liabilities affecting operations:
     Accounts receivable                                    (1)     (105)
     Materials and supplies                                 (1)      (19)
     Other current assets and due from Conrail              69        88
     Income tax liabilities                                 23        10
     Other short-term liabilities                         (106)      105
     Other - net                                           (52)       49
                                                         -----     -----
       Net cash provided by operating activities            71       188

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions                                       (273)     (168)
 Property sales and other transactions                       2        30
 Investments, including short-term                         (33)      (20)
 Investment sales and other transactions                     2        32
                                                         -----     -----
       Net cash used for investing activities             (302)     (126)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends                                                  (1)       (1)
 Advances to NS                                             --       (37)
 Advances and repayments from NS                            21        28
 Proceeds from borrowings                                  258        68
 Debt repayments                                           (20)      (86)
                                                         -----     -----
       Net cash provided by (used for)
           financing activities                            258       (28)
                                                         -----     -----
       Net increase in cash and cash equivalents            27        34

CASH AND CASH EQUIVALENTS:
 At beginning of year                                       --        --
                                                         -----     -----
 At end of period                                        $  27     $  34
                                                         =====     =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of amounts capitalized)                 $  34     $  52
   Income taxes                                          $  60     $  (1)

See accompanying notes to Consolidated Financial Statements.
                                     6

Item 1.   Financial Statements.  (continued)
------    --------------------

        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
    (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and its results of operations and cash flows for the three months ended
     March 31, 2001 and 2000.

     Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current
     Reports on Form 8-K.

2.   Commitments and Contingencies

     There have been no significant changes since year-end 2000 in the matters as discussed in NOTE 15, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 2000,
     Notes to Consolidated Financial Statements, beginning on page 61.

3.   Workforce Reduction Costs in 2000

     First-quarter 2000 "Compensation and benefits" expenses include
     $101 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $62 million.
     These costs resulted principally from a voluntary early retirement program, accepted by 919 of 1,180 eligible employees.
     The retirements were effective March 1, 2000, and most of the related benefits will be paid from the overfunded pension plan.
     The resulting noncash reduction to NS Rail's pension plan asset is included in "Other - net" in the Consolidated Statements of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

4.   Related Parties

     General
     -------
     NS is the parent holding company of NSR.  Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.  Effective June 1, 2000, NS charges
     NS Rail a fee for management services it performs for NS Rail
     (which totaled $144 million and included a $9 million mark-up in the first quarter of 2001).  Previously, the costs of functions performed by NS were charged to NS Rail.  As a result, costs that were previously included in "Compensation and benefits" are reflected in "Materials, services and rents."  In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $21 million in each of the first quarters of 2001 and 2000) for use of certain intangible assets owned by NS.

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

Item 1.   Financial Statements.  (continued)
------    --------------------

     Operations of Conrail's Lines -- NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC
     (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms. Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CRXT. In addition to a fee paid for such access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

     NS Rail's Consolidated Balance Sheets include $105 million at
     March 31, 2001, and $113 million at Dec. 31, 2000, of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction. Through March 31, 2001, NS Rail has paid $62 million of these costs.

     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements. Any unpaid balance is included in "Due from Conrail."

     "Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas.

     "Notes and accounts payable to Conrail" includes $130 million at March 31, 2001, and $51 million, at Dec. 31, 2000, of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was
     4.8 percent at March 31, 2001. Also included is $89 million at March 31, 2001, and $104 million, at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

     Sales of Accounts Receivable
     ----------------------------
     From Dec. 1, 1999, through April 30, 2000, NS Rail sold certain of its rail accounts receivable, on a nonrecourse basis, to NS.
     Based on the terms of the sale agreement, these sales were accounted for as secured borrowings.  The discount is included in
     "Other income (expense) - net" in the Consolidated Statements of
     Income.

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

     Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $629 million at March 31, 2001, and $607 million at Dec. 31, 2000, of sold receivables are not included on the NS Rail Consolidated Balance Sheets. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income
     (expense) - net."

Item 1.   Financial Statements.  (continued)
------    --------------------

     Intercompany Accounts
     ---------------------

                                 March 31, 2001         Dec. 31, 2000
                                 --------------         -------------
                                          Average               Average
                                         Interest              Interest
                               Balance     Rate      Balance     Rate
                               -------   --------    -------   --------
                                           ($ in millions)

     Due from NS:
      Advances                 $ 243       5%        $ 261       6%

     Due to NS:
      Notes                     (290)      7%         (287)      8%
                                -----                 -----
       Due to NS - net         $ (47)                $ (26)
                               =====                 =====

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.
     NS Rail's first quarter results include interest income of $3 million in 2001 and $2 million in 2000 and interest expense of $4 million in 2001 and $39 million in 2000 (which includes the discount on the sales of accounts receivable accounted for as secured borrowing, as discussed under the heading "Sales of Accounts Receivable," above) related to these intercompany accounts. These amounts are included in "Other income (expense)
     - net."

     Intercompany Federal Income Tax Accounts
     ----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the
     NS consolidated group.  NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $834 million at March 31, 2001, and $819 million at Dec. 31, 2000.

5.   Derivative Financial Instruments

     Required Accounting Change
     --------------------------
     On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting
     Standards (SFAS)
     No. 133, "Accounting for Derivative Instruments and Hedging
     Activities", as amended by SFAS No. 138, "Accounting for Certain
     Derivative Instruments and Certain Hedging Activities."  The
     Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.  NS
     Rail recognized a $5 million asset related to interest rate swaps and recorded a $5 million increase in long-term debt as of
     Jan. 1, 2001, as a result of adopting provisions of SFAS 133 and 138.

     Changes in fair value are recorded as adjustments to the assets or liabilities being hedged, in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting and the type of hedge transaction represented.  For qualifying fair-value hedge transactions (those in which the particular risk being hedged is the exposure to changes in the fair value of an asset or a liability, or an identified portion thereof), changes in the fair values of derivative instruments are reflected as adjustments to the carrying amounts of the hedged assets or liabilities.  Changes in fair values of the derivative instruments that do not offset changes in the fair values of the hedged assets or liabilities are reflected in current earnings.  For qualifying cash-
     flow hedge transactions (those in which the particular risk being hedged is the exposure to the variability of cash flows related to variable rate
                                     9

Item 1.   Financial Statements.  (continued)
------    --------------------

     assets, liabilities, or forecasted transactions), changes in the fair values of derivative instruments are reported in "Other comprehensive income" to the extent they offset changes in the cash flows related to the variable asset, liability, or forecasted transaction. Any difference is reported in current period earnings. Gains and losses on derivative instruments that are reported in "Other comprehensive income" are reclassified in earnings in the periods in which earnings are impacted by the hedged item.

     Market Risks and Hedging Activities
     -----------------------------------
     NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions on a limited basis.  NS Rail had $273 million, or 28.9 percent, and $301 million, or 31.5 percent, of its fixed-rate debt portfolio hedged at
     March 31, 2001 and March 31, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.  These swaps have been effective in hedging the changes in fair value of the related debt, and accordingly, there has been no impact on earnings resulting from these derivative transactions.

     At March 31, 2001, "Other assets" on NS Rail's Consolidated Balance
     Sheet included a $10 million asset related to interest-rate swaps and "Long-term debt" included a corresponding $10 million increase. Fair values were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the swap rate yield curve. Fair value adjustments are noncash transactions, and accordingly, were excluded from the Consolidated
     Statement of Cash Flows.

     During April 2001, NS Rail began a program, as approved by the NS
     Board of Directors, to hedge a portion of its diesel fuel consumption. The program is designed to assist in the management of aggregate risk exposure to fuel price fluctuations through the use of one or more types of derivative instruments. During April 2001, NS
     Rail began to implement the program by entering into swap and call option transactions. NS Rail's management has identified these transactions as cash-flow hedges and expects them to qualify for hedge accounting treatment.

6.   Comprehensive Income


     NS Rail's total comprehensive income was as follows:

                                             Three Months Ended
                                                March 31,
                                             ------------------
                                             2001        2000
                                             ----        ----
                                               ($ in millions)

     Net income (loss)                       $  62       $ (30)
     Other comprehensive income (loss)          46         (84)
                                             -----       -----
        Total comprehensive
         income (loss)                       $ 108       $(114)
                                             =====       =====

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

RESULTS OF OPERATIONS

Net Income
----------
Net income was $62 million in the first quarter of 2001, compared with a net loss of $30 million in the first quarter of last year. Results in 2000 included $62 million of after-tax costs related to actions taken to reduce the size of the work force (see Note 3). Excluding the effects of last year's work-force reduction costs, net income increased $30 million, or 94 percent, principally due to higher income from railway operations.

Railway Operating Revenues
--------------------------

First-quarter railway operating revenues were $1.5 billion in 2001, up
$30 million, or 2 percent, compared with last year. As shown in the following table, the increase was attributable to a favorable revenue per unit/mix variance.

                                        First Quarter
                                        2001 vs. 2000
                                     Increase (Decrease)
                                     ------------------
                                      ($ in millions)

     Traffic volume (carloads)             $ (21)
     Revenue per unit/mix                     51
                                           ------
                                           $  30
                                           ======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                   Revenues                      Carloads
                              ---------------------         -------------------
                                  First Quarter                First Quarter
                                2001         2000             2001        2000
                                ----         ----             ----        ----
                                ($ in millions)               (in thousands)

Coal                            $  393       $  347           439         422
General merchandise:
  Automotive                       214          241           152         183
  Chemicals                        188          185           107         114
  Metals/construction              165          175           166         191
  Paper/clay/forest                154          155           117         126
  Agr./consumer prod./govt.        150          159           130         134
                                ------       ------         -----       -----
General merchandise                871          915           672         748
Intermodal                         238          210           543         508
                                ------       ------         -----       -----
      Total                     $1,502       $1,472         1,654       1,678
                                ======       ======         =====       =====

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Coal
----
Coal revenues increased $46 million, or 13 percent, in the first quarter, compared with the first quarter of last year. Total tonnage handled increased 6 percent, due to higher utility coal volume that was somewhat offset by lower volume for export coal and domestic metallurgical coal, coke and iron ore. Utility coal volume benefited from increased demand for electricity and diminished utility stockpiles, coupled with high natural gas prices and a lack of excess nuclear generation capacity. The decline in export tonnage resulted, in part, from the strong domestic utility demand, which drew tonnage that would otherwise be bound for export. Coal revenue per unit increased 9 percent, reflecting higher rates, longer length-of-haul and improved loading efficiency that resulted in more tons per car.

In the near term, coal revenues are expected to continue to benefit from increased demand for electricity and depleted utility stockpiles.

General Merchandise
-------------------
General merchandise revenues decreased $44 million, or 5 percent, in the first quarter, compared with the same period last year. Traffic volume (carloads) declined 10 percent, as all commodity groups posted decreases. Automotive traffic volume was 17 percent lower, reflecting reduced production in the face of a slowing economy. Metals and construction traffic volume declined 13 percent, principally due to the effects of the automotive slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased 7 percent, largely due to production cutbacks. Chemicals traffic volume was 6 percent lower, reflecting reduced demand. General merchandise revenue per unit increased, a result of improvements for all commodity groups except the agriculture, consumer products and government group. The improvements reflected higher rates and favorable changes in the mix of traffic within some of the groups.

General merchandise revenues are expected to continue to post year-over-year declines, absent a turnaround in the economic climate.

Intermodal
----------
First-quarter intermodal revenues increased $28 million, or 13 percent, compared with the first quarter of last year, due to higher traffic volume and increased revenue per unit. Traffic volume benefited from new domestic container business and strong international shipments early in the quarter. However, the effects of a slowing economy tempered these gains. Premium business and Triple Crown Services volumes were flat, reflecting weak economic conditions.

Intermodal revenues are expected to continue to show growth, supported by new business and facility improvements; however, continued softness in the economy could temper this positive outlook.

Railway Operating Expenses
--------------------------
Railway operating expenses were $1.35 billion in the first quarter of 2001, down $128 million, or 9 percent, compared with the same period of last year. Expenses in 2000 included $101 million of work-force reduction costs (see Note 3); excluding these costs, 2001 expenses were down $27 million, or 2 percent. The decline was largely due to lower expenses that resulted from the reduced size of the work force.

"Compensation and benefits" expense decreased $156 million, or 28 percent, excluding the effects of the work-force reduction costs in the first quarter of 2000. The decline was primarily due to the effects of the management fee charged by NS (see Note 4), and lower wages that resulted from last year's work-force reductions. These decreases were somewhat offset by higher wage rates and benefit costs for union employees and a lower pension credit.
                                    12

Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

"Materials, services and rents" increased $142 million, or 41 percent, in the first quarter of 2001, principally due to the effects of the management fee. Higher intermodal volume-related purchased services and higher materials expenses were largely offset by lower equipment rents.

"Conrail rents and services" decreased $14 million, or 11 percent, reflecting lower costs in the Shared Asset Areas and lower expenses for the rental of Conrail equipment.

"Diesel fuel" expenses increased $2 million, or 2 percent, due to a 7 percent rise in the average price per gallon that was partially offset by a 5 percent decline in consumption.

"Casualties and other claims" expenses increased $5 million, or 16 percent, principally due to adverse claims development.

"Other" expense decreased $8 million, or 10 percent, primarily due to the effects of the management fee charged by NS.

The railway operating ratio was 89.9 percent in the first quarter of 2001, compared with 93.5 percent in the same period of 2000 (excluding the work-force reduction costs, which added 6.9 percentage points to the ratio). The improvement reflected the difference in the mix of traffic (a higher proportion of coal traffic), coupled with expense reductions.

Other Income (Expense) - Net
----------------------------
"Other income (expense) - net" was an expense of $45 million in the first quarter of 2001, compared with an expense of $33 million in the first quarter of 2000. The increase principally resulted from the sales of accounts receivable (see Note 4), but was somewhat offset by a $13 million non-recurring settlement.

CASH PROVIDED BY OPERATING ACTIVITIES, NS Rail's principal source of liquidity, decreased significantly in the first quarter of 2001, compared with the same period last year, despite an increase in operating income. The decline resulted from: (1) higher tax payments, including the settlement of federal tax years 1995 and 1996; (2) the timing of payments to Conrail, coupled with the absence of significant one-time receipts that occurred in 2000; (3) the timing of payroll payments and (4) a litigation settlement payment. In addition, last year reflected the absence of bonus payments. NS Rail's working capital deficit was $1.0 billion at March 31, 2001. A working capital deficit is not unusual for NS Rail; it is expected that NS Rail will continue to generate sufficient cash to meet its ongoing obligations. In addition, NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

CASH USED FOR INVESTING ACTIVITIES increased significantly in the first quarter of 2001, compared with last year. The increase resulted from a 63 percent rise in property additions, a result of the purchase of locomotives versus no such purchase in the first quarter of 2000.

CASH PROVIDED BY FINANCING ACTIVITIES in the first quarter of 2001 included $174 million of proceeds from the sale of equipment trust certificates. In addition, it reflected a net increase in indebtedness to PRR, compared with a net decrease in the first quarter of 2000.

LABOR AGREEMENTS

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


Item 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations.  (continued)
          -------------------------

Brotherhood of Locomotive Engineers, which represents about 5,000 locomotive engineers on NS Rail. In addition, tentative national agreements (subject to ratification) have been reached with the United Transportation Union, which represents about 7,500 train service employees on NS Rail, and with the Brotherhood of Maintenance of Way Employees, which represents about 4,500 employees on NS Rail.


REQUIRED ACCOUNTING CHANGE

Effective Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of these statements did not have a significant impact on NS Rail for the first quarter of 2001 (see Note 5).

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections. Such forward-looking statements reflect Management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which Management has no, or incomplete, control, they are not, and should not be read as being, guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. This caveat has particular importance in the context of any such statements that relate to the addition of new business and the ability to reduce expenses.
                                    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risks.
------    -----------------------------------------------------------

          There has been no material change to the disclosures made under the heading "Market Risks and Hedging Activities" on page 32 of the Company's 2000 Annual Report on Form 10-K. Additional information required by this item is included in
          Part I, Item I, "Financial Statements" in Note 5 on page 8.
                                    15

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (b)  Report on Form 8-K

             A report on form 8-K was filed Jan. 23, 2001, advising of the declaration of a quarterly dividend by the Registrant's parent, Norfolk Southern Corporation (NSC) and outlining certain restructuring initiatives, and attaching as an exhibit the related press release issued by NSC.
                                    16


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORFOLK SOUTHERN RAILWAY COMPANY
                                        ---------------------------------
                                              (Registrant)




Date: May 9, 2001              /s/ Reginald J. Chaney
      -----------              ------------------------------------------
                               Reginald J. Chaney
                               Corporate Secretary (Signature)




Date: May 9, 2001              /s/ John P. Rathbone
      -----------              ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)