Form 10-Q
period 2001-06-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2001-08-09
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------


                                FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the quarterly period ended JUNE 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the transition period from           to
                                    ----------    ----------
Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2


                       NORFOLK SOUTHERN RAILWAY COMPANY
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

	Virginia                                53-6002016
-----------------------------------	---------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
 incorporation or organization)

	Three Commercial Place
	Norfolk, Virginia	                      23510-2191
-----------------------------------	---------------------------------
(Address of principal executive offices)       Zip Code


Registrant's telephone number, including area code	(757) 629-2680
---------------------


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

            Class                        Outstanding as of July 31, 2001
            -----	                      --------------------------------
 Common Stock (par value $1.00)	               16,668,997



                             TABLE OF CONTENTS
                             -----------------

                                                                    Page
                                                                    ----
Part  I.	Financial Information:

     Item 1.     Financial Statements:

                 Consolidated Statements of Income
                 Three Months and Six Months Ended
                 June 30, 2001 and 2000                                3

                 Consolidated Balance Sheets
                 June 30, 2001, and December 31, 2000                  4

                 Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 2001 and 2000               5

                 Notes to Consolidated Financial Statements	           6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        11

     Item 3.     Quantitative and Qualitative Disclosures
                 About Market Risks                                   15

Signatures                                                            16



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.	Financial Statements.
------	--------------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                    Consolidated Statements of Income
                              ($ in millions)
                                (Unaudited)


                                               Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                               ------------------      ----------------
                                               2001          2000      2001        2000
                                               ----          ----      ----        ----

Railway operating revenues:
   Coal                                       $   395       $   377   $   788     $   724
   General merchandise                            922           942     1,793       1,857
   Intermodal                                     233           235       471         445
                                               ------        ------    ------      ------
      TOTAL RAILWAY OPERATING REVENUES          1,550         1,554     3,052       3,026
                                               ------        ------    ------      ------

Railway operating expenses:
   Compensation and benefits (Notes 3 and 4)      372           486       766       1,137
   Materials, services and rents (Note 4)         483           347       969         691
   Conrail rents and services (Note 4)            120           124       237         255
   Depreciation                                   124           121       247         242
   Diesel fuel                                    106           106       223         221
   Casualties and other claims                     40            34        77          66
   Other                                           71            87       147         171
                                               ------        ------    ------      ------
      TOTAL RAILWAY OPERATING EXPENSES          1,316         1,305     2,666       2,783
                                               ------        ------    ------      ------

         Income from railway operations           234           249       386	        243

Other income (expense) - net                      (87)          (50)     (132)        (83)
Interest expense on debt                          (10)          (11)      (18)        (21)
                                               ------        ------    ------      ------

         Income before income taxes               137           188       236         139

Provision for income taxes                         54            73        91          54
                                               ------        ------    ------      ------

         NET INCOME                            $   83       $   115   $   145      $   85
                                               ======        ======    ======      ======


See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
         (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                        Consolidated Balance Sheets
                             ($ in millions)
                               (Unaudited)

                                                       June 30, 2001   Dec. 31, 2000
                                                       -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                              $    25          $    --
   Short-term investments                                      --                1
   Accounts receivable, net (Note 4)                          161              146
   Due from Conrail (Note 4)                                    8               31
   Materials and supplies                                      94               89
   Deferred income taxes                                      165	             173
   Other current assets                                        47              125
                                                           ------           ------
      Total current assets                                    500              565

Investments (Note 6)                                          692              486
Properties less accumulated depreciation                   10,647           10,483
Other assets                                                  550              483
                                                           ------           ------
         TOTAL ASSETS                                     $12,389          $12,017
                                                           ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   825          $   902
   Income and other taxes                                     238              221
   Due to NS - net (Note 4)                                   111               26
   Notes and accounts payable to Conrail (Note 4)             285              155
   Other current liabilities                                  140              159
   Current maturities of long-term debt                        88               80
                                                           ------           ------
         Total current liabilities                          1,687            1,543

Long-term debt                                                818              691
Other liabilities                                           1,048            1,061
Minority interests                                              3                3
Deferred income taxes                                       3,670            3,613
                                                           ------           ------
         TOTAL LIABILITIES                                  7,226            6,911
                                                           ------           ------

Stockholders' equity:
   Serial preferred stock                                      55               55
   Common stock                                               167              167
   Additional paid-in capital                                 695              695
   Accumulated other comprehensive income (Note 6)            254              157
   Retained income                                          3,992            4,032
                                                           ------           ------
         TOTAL STOCKHOLDERS' EQUITY                         5,163            5,106
                                                           ------           ------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $12,389          $12,017
                                                           ======           ======

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

               NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
         (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                     Consolidated Statements of Cash Flows
                              ($ in millions)
                                (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  ----------------
                                                                  2001        2000
                                                                  ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   145     $   85
   Reconciliation of net income to net cash
     provided by operating activities:
       Depreciation                                                  248        243
       Deferred income taxes                                         (10)        (8)
       Nonoperating gains on properties and investments               (8)        (6)
       Changes in assets and liabilities affecting operations:
          Accounts receivable                                        (15)        57
          Materials and supplies                                      (5)       (36)
          Other current assets and due from Conrail                  102        109
          Income tax liabilities                                      43         55
          Other short-term liabilities                              (108)       100
          Other - net                                                (96)         3
                                                                   -----      -----
             Net cash provided by operating activities               296        602

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                               (420)      (333)
   Property sales and other transactions                              14         43
   Investments, including short-term                                 (55)       (39)
   Investment sales and other transactions                            11         38
                                                                   -----      -----
             Net cash used for investing activities                 (450)      (291)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                          (1)        (1)
   Advances to NS	                                                  (106)      (194)
   Advances and repayments from NS                                     8         34
   Proceeds from borrowings                                          340        125
   Debt repayments                                                   (62)      (254)
                                                                   -----      -----
             Net cash provided by (used for)
               financing activities                                  179       (290)
                                                                   -----      -----
             Net increase in cash and cash equivalents                25         21

CASH AND CASH EQUIVALENTS:
   At beginning of year                                               --         --
                                                                   -----      -----
   At end of period                                               $   25     $   21
                                                                   =====      =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest (net of amounts capitalized)                       $   49     $   81
      Income taxes                                                $   64     $    6

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

           NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
        (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                   Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, its results of operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

      Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and in any subsequent Quarterly Report on Form 10-Q and (b) any Current Reports on Form 8-K.

2.    Commitments and Contingencies

      There have been no significant changes since year-end 2000 in the matters as discussed in NOTE 15, COMMITMENTS AND CONTINGENCIES, appearing in the NS Rail Annual Report on Form 10-K for 2000, Notes to Consolidated Financial Statements, beginning on page 61.

3.    Work-Force Reduction Costs in 2000

      "Compensation and benefits" expenses for the six months ended June 30, 2000, include $101 million of costs recorded in the first quarter related to actions taken to reduce the size of the work force, which reduced net income by $62 million.
      These costs resulted principally from a voluntary early retirement program, accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits are being paid from the overfunded pension plan. The resulting noncash reduction to NS Rail's pension plan asset is included in "Other - net" in the Consolidated Statements of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

4.    Related Parties

      General
      -------
      NS is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $137 million in the second quarter of 2001, including an $8 million mark-up, and $281 million for the first six months, including a $17 million mark-up). Previously, the costs of functions performed by NS were charged to NS Rail.
      As a result, costs that were previously included in "Compensation and benefits" and "Other" are reflected in "Materials, services and rents." In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $24 million in each of the second quarters of 2001 and 2000 and $45 million in each of the six-month periods) for use of certain intangible assets owned by NS.

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

      NS Rail's Consolidated Balance Sheet at June 30, 2001, includes
      $97 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through June 30, 2001, NS Rail has paid $70 million of these costs.

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

      "Notes and accounts payable to Conrail" includes $194 million at June 30, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was 4.1 percent at June 30, 2001. Also included is $91 million at June 30, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

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

      Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $615 million at June 30, 2001, and $607 million at Dec. 31, 2000, of sold receivables are not included on the NS Rail Consolidated Balance Sheets. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."


Item 1.     Financial Statements.  (continued)
------      --------------------

Intercompany Accounts
---------------------

                                                 June 30, 2001          Dec. 31, 2000
                                                 -------------          -------------
                                                         Average                Average
                                                         Interest               Interest
                                               Balance     Rate       Balance     Rate
                                               -------   --------     -------   --------
                                                             ($ in millions)

     Due from NS:
       Advances                                 $  184      4%         $  261      6%

     Due to NS:
       Notes                                      (295)     5%           (287)     8%
                                                 -----                  -----
        Due to NS - net                         $ (111)                $  (26)
                                                 =====                  =====

      Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. NS Rail's results for the six months ended June 30 include interest income of $13 million in 2001 and $7 million in 2000 and interest expense of $8 million in 2001 and $60 million in 2000 (which includes the discount on the sales of accounts receivable accounted for as secured borrowings, as discussed under the heading "Sales of Accounts Receivable," above) related to these intercompany accounts. These amounts are included in "Other income (expense) - net."

      Noncash Dividend
      ----------------
      In May 2001, NS Rail declared and issued to NS a noncash dividend of $183 million, which was settled by reduction of NS Rail's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

      Intercompany Federal Income Tax Accounts
      ----------------------------------------
      In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $839 million at June 30, 2001, and $819 million at Dec. 31, 2000.

5.    Derivative Financial Instruments

      On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income", or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The adoption of SFAS 133 and SFAS 138 resulted in the recognition of a $5 million asset and a $5 million increase in long-term debt as of Jan. 1, 2001.

      NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall


Item 1.	Financial Statements.  (continued)
------	--------------------

      exposure to fluctuations in interest rates. NS Rail does not engage in the trading of derivatives. NS Rail's management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values which highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

      Diesel Fuel Hedging
      -------------------
      During April 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. Fuel costs in the second quarter represented approximately 8 percent of NS Rail's operating expenses, and as a result, fluctuations in the price of diesel fuel can significantly affect its operating margins and profitability. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations through the use of one or more types of derivative instruments. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS Rail's average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS Rail entered into two types of diesel fuel derivative transactions during the second quarter of 2001. NS Rail's management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In April, NS Rail purchased eight monthly options at a strike price of $0.84 per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expire serially through Dec. 31, 2001, is being amortized as a component of diesel fuel expense, and because the price of diesel fuel did not reach the strike price at any time during the second quarter, NS Rail has not recorded any benefit related to these transactions. NS Rail also entered into 78 fuel swaps for approximately 163 million gallons at an average price of approximately $0.74 per gallon of Nymex No. 2 heating oil.
      As of June 30, 2001, outstanding swaps covered approximately 16 percent, 10 percent, and 4 percent of estimated fuel purchases for the remainder of 2001 and for the years 2002 and 2003, respectively.

      NS Rail has not recorded any ineffectiveness related to its use of diesel fuel hedges through June 30, 2001. NS Rail's fuel hedging activity resulted in a net increase in diesel fuel expense of $0.6 million for the second quarter of 2001.

      Interest Rate Hedging
      ---------------------
      NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $273 million, or 3.8 percent, and $294 million, or 4.5 percent, of its fixed rate debt portfolio hedged at June 30, 2001 and June 30, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

      Fair Values
      -----------
      The fair values of NS Rail's diesel fuel derivative instruments at June 30, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. At June 30, 2001, Accumulated other comprehensive income, a component of Stockholder's equity, includes $2 million relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate in 2001.

Item 1.	Financial Statements.  (continued)
------	--------------------

The asset and liability positions of NS Rail's outstanding derivative financial instruments at June 30, 2001 and Dec. 31, 2000 were as follows:
                                                            June 30,       Dec. 31,
                                                              2001           2000
                                                              ----           ----
                                                                ($ in millions)
      Interest rate hedges:
         Gross fair market asset position                     $  7           $ --
         Gross fair market (liability) position                 --             --

      Fuel hedges:
         Gross fair market asset position                       --             --
         Gross fair market (liability) position                 (2)            --
                                                              ----           ----
      Total net asset position                                $  5           $ --
                                                              ====           ====

6.    Comprehensive Income

      NS Rail's total comprehensive income was as follows:

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                ------------------     ----------------
                                                2001          2000     2001        2000
                                                ----          ----     ----        ----
                                                             ($ in millions)

      Net income	                             $   83        $  115   $  145	    $   85
      Other comprehensive income (loss)            51             6       97         (78)
                                                -----         -----    -----       -----
           Total comprehensive income          $  134        $  121   $  242      $    7
                                                =====         =====    =====       =====

      For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and fair value adjustments to derivative financial instruments.

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

RESULTS OF OPERATIONS

Net Income
----------
Second-quarter net income was $83 million in 2001, down $32 million, or 28 percent, compared with the same period last year, reflecting higher nonoperating expenses and lower income from railway operations. For the first six months of 2001, net income was $145 million, compared with $85 million for the first half of last year. Results in 2000 included $62 million of after-tax costs related to actions taken to reduce the size of the work force (see Note 3). Excluding the effects of last year's work-force reduction costs, year-to-date net income decreased
$2 million, or 1 percent, as higher income from railway operations largely offset higher nonoperating expenses.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1.6 billion in 2001, down $4 million, compared with last year. For the first six months, railway operating revenues were $3.1 billion, up $26 million, or 1 percent, compared with last year. For both periods, the effects of higher revenue per unit were offset, entirely for the quarter and in part for the first six months, by lower traffic volume.

                                          Second Quarter        First Six Months
                                          2001 vs. 2000          2001 vs. 2000
                                        Increase (Decrease)   Increase (Decrease)
                                        ------------------    ------------------
                                          ($ in millions)       ($ in millions)

      Traffic volume (carloads)               $   (61)              $    (82)
      Revenue per unit/mix                         57                    108
                                               ------                 ------
                                             $     (4)              $     26
                                               ======                 ======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                                             Revenues
                                         ----------------------------------------------
                                           Second Quarter               Six Months
                                         2001         2000           2001        2000
                                         ----         ----           ----        ----
                                                          ($ in millions)

Coal                                    $   395      $   377        $   788     $   724
General merchandise:
   Automotive                               244          249            458         490
   Chemicals                                191          195            379         380
   Metals/construction                      177          184            342         359
   Paper/clay/forest                        162          162            316         317
   Agr./consumer prod./govt.                148          152            298         311
                                         ------       ------         ------      ------
General merchandise                         922          942          1,793       1,857
Intermodal                                  233          235            471         445
                                         ------       ------         ------      ------
       Total                            $ 1,550      $ 1,554        $ 3,052     $ 3,026
                                         ======       ======         ======      ======


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

                                                              Carloads
                                           ----------------------------------------------
                                             Second Quarter                  Six Months
                                           2001          2000             2001        2000
                                           ----          ----             ----        ----
                                                             (In thousands)

Coal                                        437           436              876         858
General merchandise:
   Automotive                               173           189              325         372
   Chemicals                                111           116              218         230
   Metals/construction                      185           206              351         396
   Paper/clay/forest                        117           126              234         252
   Agr./consumer prod./govt.                126           128              256         263
                                          -----         -----            -----       -----
General merchandise                         712           765            1,384       1,513
Intermodal                                  538           555            1,081       1,062
                                          -----         -----            -----       -----
       Total                              1,687         1,756            3,341       3,433
                                          =====         =====            =====       =====

Coal
----
Coal revenues increased $18 million, or 5 percent, in the second quarter and $64 million, or 9 percent, in the first six months, compared with the same periods last year. Total tonnage handled increased 1 percent for the quarter and 4 percent year-to-date, principally due to higher utility coal volume that was somewhat offset by lower volume for domestic metallurgical coal, coke and iron ore and export coal. Utility coal volume increased
9 percent in the quarter and 13 percent year-to-date. Growth moderated in the quarter, reflecting milder weather and production problems at some mines. Domestic metallurgical coal, coke and iron ore volume declined 21 percent for the quarter and 25 percent for the first six months, principally due to continued weakness in the steel-production industry. Export coal volume decreased 19 percent in the quarter and 17 percent year-to-date, due in part to high domestic prices, which is diverting coal from the export market. Coal revenue per unit increased 4 percent in the quarter and 7 percent year-to-date, reflecting utilization of higher capacity cars and longer hauls.
In addition, higher export rates resulting from the annual contract negotiations began to take effect late in the quarter.

For the remainder of the year, coal revenues are expected to continue to benefit from increased demand for electricity; however, milder weather in NS Rail's service region has negated this favorable outlook early in the third quarter.

General Merchandise
-------------------
General merchandise revenues decreased $20 million, or 2 percent, in the second quarter, and $64 million, or 3 percent, for the first six months, compared with the same periods last year. Traffic volume (carloads) declined 7 percent in the quarter and 9 percent year-to-date, as all commodity groups posted decreases for both periods. Automotive traffic volume was 9 percent lower in the quarter and 13 percent lower year-to-date, reflecting continued production cutbacks in the face of the slow economy. Metals and construction traffic volume declined 10 percent in the quarter and 11 percent for the first six months, principally due to the effects of the automotive slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased
7 percent in both the quarter and year-to-date, largely due to production cutbacks by paper producers, which were mitigated by increased lumber volume. Chemicals traffic volume declined 4 percent for the quarter and 5 percent year-to-date, reflecting continued weak demand. For both periods, higher revenue per unit, largely the result of higher rates and favorable changes in the mix of traffic, offset much of the effects of the traffic volume decreases. Revenue per unit for the automotive group benefited from

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

improved yield associated with the redesign of the mixing center network and changes in the type of equipment used on certain movements.

In spite of new business initiatives, general merchandise revenues are expected to continue to post year-over-year declines in 2001 in view of the very weak manufacturing and industrial sectors of the economy.

Intermodal
----------
Intermodal revenues decreased $2 million, or 1 percent, in the second quarter, but increased $26 million, or 6 percent, for the first six months, compared with the same periods last year. Growth in traffic volume (units) weakened in the second quarter, declining 3 percent compared with last year, as a 23 percent decrease in trailer volume more than offset a 3 percent increase in container shipments. Second-quarter traffic volume was uncharacteristically lower than that of the first quarter, reflecting the continuation of weak economic conditions and an abundance of competing truck capacity. For the year-to-date, shipments remained ahead of last year, supported by a 10 percent increase in container traffic volume, which was mitigated by a 20 percent decline in trailer traffic volume. Revenue per unit increased for both periods, largely due to rate increases.

For the remainder of the year, intermodal revenues are expected to benefit from new business and facility improvements; however, continued softness in the economy could temper this positive outlook.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion, up $11 million, or 1 percent, compared with last year. For the first six months, expenses were $2.7 billion, down $117 million, or 4 percent. Expenses in 2000 included $101 million of work-force reduction costs in the first quarter (see Note 3); excluding these costs, year-to-date 2001 expenses were down $16 million, or 1 percent.

"Compensation and benefits" expenses decreased $114 million, or 23 percent, in the second quarter and $270 million, or 26 percent, year-to-date, excluding the first-quarter 2000 work-force reduction costs. Both declines were primarily due to the effects of the management fee charged by NS (see Note 4) and lower wages that resulted from last year's work-force reductions. These decreases were somewhat offset by higher wage rates and benefit costs for union employees and a lower pension credit.

"Materials, services and rents" expenses increased $136 million, or 39 percent, in the quarter and $278 million, or 40 percent, year-to-date, principally due to the effects of the management fee. In addition, higher mechanical and engineering costs and higher expenses for intermodal-related purchased services were partially offset by lower equipment rents and joint facility expenses.

"Conrail rents and services" expenses decreased $4 million, or 3 percent, in the second quarter and $18 million, or 7 percent, year-to-date.
Both declines reflected lower costs in the Shared Assets Areas and lower expenses for the rental of Conrail equipment.

"Diesel fuel" expenses were unchanged in the second quarter, but increased $2 million, or 1 percent, for the first six months. For both periods, consumption was lower (5 percent) and price per gallon was higher
(5 percent for the quarter and 7 percent for the year-to-date).

"Casualties and other claims" expenses increased $6 million, or 18 percent, in the second quarter and $11 million, or 17 percent, for the first six months. Both comparisons reflected the absence of a premium refund that benefited last year and adverse claims development. The year-to-date also reflected higher costs related to derailments.

"Other" expenses decreased $16 million, or 18 percent, in the second quarter and $24 million, or 14 percent, for the first six months.
Both declines reflected the effects of the management fee charged by NS,


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

lower property and sales and use taxes, and lower travel and relocation costs.

The second-quarter railway operating ratio was 84.9 percent in 2001, compared with 84.0 percent in 2000. For the first six months, the ratio was 87.4 percent in 2001, compared with 88.6 percent in 2000 (excluding the work-force reduction costs, which added 3.4 percentage points to the ratio).

Other Income (Expense) - Net
----------------------------
"Other income (expense) - net" was an expense of $87 million in the second quarter and $132 million for the first six months of 2001, compared with expenses of $50 million for the second quarter and $83 million for the first six months of 2000. The increases principally resulted from the sales of accounts receivable (see Note 4).

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, decreased significantly in the first six months of 2001, compared with the same period last year. The decline resulted from:
(1) the absence of the proceeds received May 1, 2000, from the sales of accounts receivable (see Note 4); (2) higher tax payments this year, including the settlement of federal tax years 1995 and 1996; (3) the timing of payments to Conrail, coupled with the absence of significant one-time receipts that occurred in 2000; (4) the absence of bonus payments in 2000; and (5) a litigation settlement payment this year. These items were somewhat offset by higher operating income (excluding last year's largely noncash work-force reduction costs) and the receipt of cash from a non-recurring settlement. NS Rail's working capital deficit was $1.2 billion at June 30, 2001, compared with $1.0 billion at Dec. 31,
2000. A working capital deficit is not unusual for NS Rail; it is expected that NS Rail will continue to generate sufficient cash to meet its ongoing obligations. In addition, NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

Cash used for investing activities increased significantly in the first six months of 2001, compared with the same period last year. The increase resulted from a 26 percent rise in property additions, reflecting the purchase of locomotives as compared to the absence of such a purchase in the first half of 2000, somewhat offset by less track program work and fewer freight car purchases.

Cash provided by financing activities in the first six months of 2001 included $174 million of proceeds from the sale of equipment trust certificates. In addition, it reflected a $144 million net increase in borrowings from PRR.

OTHER MATTERS

Labor Arbitration
-----------------
Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately one hundred of these claimants. These claims likely will be arbitrated in the fall of 2001. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for claims currently in arbitration should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Labor Agreements
----------------
Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act.
Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about 5,000
NS Rail employees, and a national agreement has been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,500
NS Rail employees. In addition, tentative national agreements (subject to ratification) have been reached with the International Brotherhood of Electrical Workers, which represents about 1,000 NS Rail employees, and the United Transportation Union, which represents about 7,500 NS Rail employees.

REQUIRED ACCOUNTING CHANGES

Effective Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (see Note 5).

Effective April 1, 2001, NS Rail adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced SFAS No. 125 of the same name. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. NS Rail adopted the disclosure requirements with its 2000 Annual Report; the remaining provisions of SFAS No. 140 did not have a material effect on NS Rail's financial statements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project." Forward-looking statements reflect Management's good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which Management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements.

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


                                NORFOLK SOUTHERN RAILWAY COMPANY
                                --------------------------------
                                (Registrant)




Date: Aug. 9, 2001              /s/ Reginald J. Chaney
      ------------              ------------------------------------------
                                Reginald J. Chaney
                                Corporate Secretary (Signature)




Date: Aug. 9, 2001             /s/ John P. Rathbone
      ------------             -------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)