Form 10-Q
period 2001-09-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2001-11-09
CIK 92275

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


                       NORFOLK SOUTHERN RAILWAY COMPANY
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Virginia                              53-6002016
-----------------------------------	-------------------------------------
(State or other jurisdiction of	  (IRS Employer Identification No.)
 incorporation or organization)

     Three Commercial Place
  Norfolk, Virginia                              23510-2191
-----------------------------------	-------------------------------------
(Address of principal executive offices)	        Zip Code


Registrant's telephone number, including area code    (757) 629-2680
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
(X) Yes  ( ) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

          Class                        Outstanding as of Oct. 31, 2001
          -----                        -------------------------------
Common Stock (par value $1.00)                    16,668,997



                                TABLE OF CONTENTS
                                -----------------

                                                                     Page
                                                                     ----
Part  I.    Financial Information:

            Item 1.     Financial Statements:

                        Consolidated Statements of Income
                        Three Months and Nine months Ended
                        Sept. 30, 2001 and 2000                         3

                        Consolidated Balance Sheets
                        Sept. 30, 2001, and December 31, 2000           4

                        Consolidated Statements of Cash Flows
                        Nine months Ended Sept. 30, 2001 and 2000       5

                        Notes to Consolidated Financial Statements      6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations  11

            Item 3.     Quantitative and Qualitative Disclosures
                        About Market Risks                             16

            Signatures                                                 17



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

Item 1.	Financial Statements.
------	--------------------

                  NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
           (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                          Consolidated Statements of Income
                                  ($ in millions)
                                    (Unaudited)

                                               Three Months Ended    Nine months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    -----------------
                                                2001        2000      2001       2000
                                                ----        ----      ----       ----

Railway operating revenues:
   Coal                                         $  366      $  363    $1,154     $1,087
   General merchandise                             862         878     2,655      2,735
   Intermodal                                      241         259       712        704
                                                ------      ------    ------     ------
        TOTAL RAILWAY OPERATING REVENUES         1,469       1,500     4,521      4,526
                                                ------      ------    ------     ------

Railway operating expenses:
   Compensation and benefits (Notes 3 and 4)       370         389     1,136      1,526
   Materials, services and rents (Note 4)          449         460     1,418      1,151
   Conrail rents and services (Note 4)             118         123       355        378
   Depreciation                                    125         122       372        364
   Diesel fuel                                      93         118       316        339
   Casualties and other claims                      33          33       110         99
   Other                                            75          80       222        251
                                                ------      ------    ------     ------
        TOTAL RAILWAY OPERATING EXPENSES         1,263       1,325     3,929      4,108
                                                ------      ------    ------     ------

             Income from railway operations        206         175       592        418

Other income (expense) - net                       (49)        (39)     (181)      (122)
Interest expense on debt                           (10)         (8)      (28)       (29)
                                                ------      ------    ------     ------

             Income before income taxes            147         128       383        267

Provision for income taxes                          52          48       143        102
                                                ------      ------    ------     ------

             NET INCOME                         $   95      $   80    $  240     $  165
                                                ======      ======    ======     ======


See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                 NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
           (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                            Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

                                               Sept. 30, 2001     Dec. 31, 2000
                                               --------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                       $    103           $     --
   Short-term investments                                --                  1
   Accounts receivable, net                             166                146
   Due from Conrail (Note 4)                              6                 31
   Materials and supplies                                86                 89
   Deferred income taxes                                161                173
   Other current assets                                  31                125
                                                   --------           --------
      Total current assets                              553                565

Investments (Note 6)                                    614                486
Properties less accumulated depreciation             10,654             10,483
Other assets                                            567                483
                                                   --------           --------
      TOTAL ASSETS                                 $ 12,388           $ 12,017
                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    830           $    902
   Income and other taxes                               201                221
   Due to NS - net (Note 4)                             311                 26
   Notes and accounts payable to Conrail (Note 4)       351                155
   Other current liabilities                            132                159
   Current maturities of long-term debt                  86                 80
                                                   --------           --------
      Total current liabilities                       1,911              1,543

Long-term debt                                          809                691
Other liabilities                                     1,022              1,061
Minority interests                                        3                  3
Deferred income taxes                                 3,706              3,613
                                                   --------           --------
      TOTAL LIABILITIES                               7,451              6,911
                                                   --------           --------

Stockholders' equity:
   Serial preferred stock                                55                 55
   Common stock                                         167                167
   Additional paid-in capital                           706                695
   Accumulated other comprehensive income (Note 6)      189                157
   Retained income                                    3,820              4,032
                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                      4,937              5,106
                                                   --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 12,388           $ 12,017
                                                   ========           ========

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

                       NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                            Consolidated Statements of Cash Flows
                                      ($ in millions)
                                        (Unaudited)

                                                                  Nine months Ended
                                                                      Sept. 30,
                                                                  -----------------
                                                                   2001       2000
                                                                   ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    240   $    165
   Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation                                                      373        365
      Deferred income taxes                                              35          3
      Gains and losses on properties and investments                     (9)       (12)
      Changes in assets and liabilities affecting operations:
         Accounts receivable                                            (20)        41
         Materials and supplies                                           3        (15)
         Other current assets and due from Conrail                      116        126
         Income tax liabilities                                          54         95
         Other short-term liabilities                                  (116)       163
         Other - net                                                   (134)       (46)
                                                                   --------   --------
            Net cash provided by operating activities                   542        885

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                                  (562)      (482)
   Property sales and other transactions                                 28         67
   Investments, including short-term                                    (73)       (60)
   Investment sales and other transactions                               14         43
                                                                   --------   --------
            Net cash used for investing activities                     (593)      (432)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                             (2)        (2)
   Advances to NS                                                      (174)      (243)
   Advances and repayments from NS                                       10         43
   Proceeds from borrowings                                             425        203
   Debt repayments                                                     (105)      (329)
                                                                   --------   --------
            Net cash provided by (used for) financing activities        154       (328)
                                                                   --------   --------
            Net increase in cash and cash equivalents                   103        125

CASH AND CASH EQUIVALENTS:
   At beginning of year                                                  --         --
                                                                   --------   --------
   At end of period                                                $    103   $    125
                                                                   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest (net of amounts capitalized)                        $     57   $     99
      Income taxes                                                 $     61   $      5

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

          NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
       (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                 Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of Sept. 30, 2001, its results of operations for the three and nine months ended Sept. 30, 2001 and 2000, and its cash flows for the nine months ended Sept. 30, 2001 and 2000.

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

3.    Work-Force Reduction Costs in 2000

      "Compensation and benefits" expenses for the nine months ended Sept. 30, 2000, include $101 million of costs recorded in the first quarter related to actions taken to reduce the size of the work force, which reduced net income by $62 million. These costs resulted principally from a voluntary early retirement program, accepted by 919 of 1,180 eligible employees. The retirements were effective March 1, 2000, and most of the related benefits are being paid from the overfunded pension plan. The resulting noncash reduction to NS Rail's pension plan asset is included in "Other - net" in the Consolidated Statements of Cash Flows. In addition, an accrual was made for certain postemployment benefits due to some union employees who were furloughed.

4.    Related Parties

      General
      -------
      NS is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $117 million in the third quarter of 2001, including an $8 million mark-up, and $398 million for the first nine months, including a $25 million mark-up). Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in "Compensation and benefits" and "Other" are reflected in "Materials, services and rents." In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $23 million in each of the third quarters of 2001 and 2000 and $68 million in each of the nine-month periods) for use of certain intangible assets owned by NS.

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

      NS Rail's Consolidated Balance Sheet at Sept. 30, 2001, includes $84 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through Sept. 30, 2001, NS Rail has paid $83 million of these costs.

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

      "Notes and accounts payable to Conrail" includes $263 million at Sept. 30, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS Rail by a PRR subsidiary, payable on demand. The interest rate for these loans is variable and was
      3.8 percent at Sept. 30, 2001. Also included is $88 million at Sept. 30, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

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

      Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $612 million at Sept. 30, 2001, and $607 million at Dec. 31, 2000, of sold receivables are not included on the NS Rail Consolidated Balance Sheets. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."


Item 1.     Financial Statements.  (continued)
------      --------------------

      Intercompany Accounts
      ---------------------

                                                    Sept. 30, 2001             Dec. 31, 2000
                                                    --------------             -------------
                                                              Average                   Average
                                                              Interest                  Interest
                                                 Balance        Rate        Balance       Rate
                                                 -------      --------      -------     --------
                                                                  ($ in millions)

      Due from NS:
         Advances                                $    69          3%         $   261        6%

      Due to NS:
         Notes                                      (380)         5%            (287)       8%
                                                 -------                     -------
            Due to NS - net                      $  (311)                    $   (26)
                                                 =======                     =======

      Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. NS Rail's results for the nine months ended Sept. 30 include interest income of $19 million in 2001 and $15 million in 2000 and interest expense of $12 million in 2001 and $67 million in 2000 (which includes the discount on the sales of accounts receivable accounted for as secured borrowings, as discussed under the heading "Sales of Accounts Receivable," above) related to these intercompany accounts. These amounts are included in "Other income (expense)
      - net."

      Noncash Dividend
      ----------------
      In May and September, 2001, NS Rail declared and issued to NS two noncash dividends totaling $450 million, which were settled by reduction of NS Rail's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

      Intercompany Federal Income Tax Accounts
      ----------------------------------------
      In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $871 million at Sept. 30, 2001, and $819 million at Dec. 31, 2000.

5.    Derivative Financial Instruments

      On January 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138,
      "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.
      Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income", or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The adoption of SFAS 133 and SFAS 138 resulted in the recognition of a $5 million asset and a $5 million increase in long-term debt as of Jan. 1, 2001.

Item 1.     Financial Statements.  (continued)
------      --------------------

      NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. NS Rail does not engage in the trading of derivatives. NS Rail's management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values which highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

      Diesel Fuel Hedging
      -------------------

      In second quarter 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments. Diesel fuel costs represented approximately 7 percent and 8 percent, respectively, of NS Rail's operating expenses for the third quarter and first nine months of 2001. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS Rail's average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS Rail has entered into two types of diesel fuel derivative transactions through third quarter 2001. NS Rail's management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In April, NS Rail purchased eight monthly call options at a strike price of $0.84 per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expire serially through Dec. 31, 2001, is being amortized as a component of diesel fuel expense. Because the price of diesel fuel did not reach the strike price at any time through the third quarter, NS Rail has not recorded any benefit related to these transactions. During the third quarter, NS Rail entered into 72 fuel swaps for approximately 108 million gallons at an average price of approximately $0.66 per gallon of Nymex
      No. 2 heating oil. As of Sept. 30, 2001, outstanding swaps covered approximately 21 percent, 22 percent, and 12 percent of estimated fuel purchases for the remainder of 2001 and for the years 2002 and 2003, respectively.

      NS Rail's fuel hedging activity resulted in a net increase in diesel fuel expense of $1.8 million and $2.1 million, respectively, for the third quarter and first nine months of 2001. Ineffectiveness related to its use of diesel fuel hedges through Sept. 30, 2001 was less than $1 million.

      Interest Rate Hedging
      ---------------------
      NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $258 million, or 35.8 percent, and $287 million, or 36.4 percent, of its fixed rate debt portfolio hedged at Sept. 30, 2001 and Sept. 30, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.


Item 1.     Financial Statements.  (continued)
------      --------------------

      Fair Values
      -----------
      The fair values of NS Rail's diesel fuel derivative instruments at Sept. 30, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. At Sept. 30, 2001, "Accumulated other comprehensive income," a component of "Stockholders' equity," includes $4 million relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate within the next twelve months.

      The asset and liability positions of NS Rail's outstanding derivative financial instruments at Sept. 30, 2001 and Dec. 31, 2000 were as follows:

                                                            Sept. 30,       Dec. 31,
                                                              2001            2000
                                                              ----            ----
                                                                ($ in millions)

      Interest rate hedges:
         Gross fair market asset position                    $ 18           $  --
         Gross fair market (liability) position                --              --

      Fuel hedges:
         Gross fair market asset position                       1              --
         Gross fair market (liability) position                (7)             --
                                                             ----            ----
      Total net asset position                               $ 12           $  --
                                                             ====            ====

6.    Comprehensive Income

      NS Rail's total comprehensive income was as follows:

                                                     Three Months Ended     Nine Months Ended
                                                          Sept. 30,             Sept. 30,
                                                     ------------------     -----------------
                                                      2001        2000       2001       2000
                                                      ----        ----       ----       ----
                                                                  ($ in millions)

      Net income                                      $   95      $   80     $  240     $  165
      Other comprehensive income (loss)                  (65)         (3)        32        (81)
                                                      ------      ------     ------     ------
           Total comprehensive income                 $   30      $   77     $  272     $   84
                                                      ======      ======     ======     ======

      For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and net fair value adjustments to certain derivative financial instruments.

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

RESULTS OF OPERATIONS

Net Income
----------
Third-quarter net income was $95 million in 2001, up $15 million, or 19 percent, compared with the same period last year, reflecting higher income from railway operations. For the first nine months of 2001, net income was $240 million, compared with $165 million for the same period last year. Results in 2000 included $62 million of after-tax costs related to actions taken to reduce the size of the work force
(see Note 3). Excluding the effects of last year's work-force reduction costs, year-to-date net income increased $13 million, or 6 percent, as higher income from railway operations more than offset higher nonoperating expenses.

Railway Operating Revenues
--------------------------

Third-quarter railway operating revenues were $1.5 billion in 2001, down $31 million, or 2 percent, compared with third-quarter 2000.
For the first nine months, railway operating revenues were $4.5 billion, down $5 million, compared with the same period last year.
Both periods benefited from higher revenue per unit; however, these benefits were overshadowed by declines in traffic volume of 6 percent for the quarter and 4 percent for the first nine months.

                                                         Third quarter        First nine months
                                                         2001 vs. 2000          2001 vs. 2000
                                                      Increase (Decrease)    Increase (Decrease)
                                                      ------------------     ------------------
                                                        ($ in millions)        ($ in millions)

Traffic volume (carloads)                                   $   (94)               $  (176)
Revenue per unit/mix                                             63                    171
                                                            -------                -------
                                                            $   (31)               $    (5)
                                                            =======                =======

Revenues and carloads for the commodity groups were as follows (prior year data has been reclassified to conform to the current presentation):

                                                               Revenues
                                           ----------------------------------------------
                                                 Third quarter           Nine months
                                              2001          2000      2001         2000
                                              ----          ----      ----         ----
                                                            ($ in millions)

Coal                                        $   366        $   363    $ 1,154      $ 1,087
General merchandise:
   Automotive                                   199            208        657          698
   Chemicals                                    190            189        569          569
   Metals/construction                          176            172        518          531
   Paper/clay/forest                            150            160        466          477
   Agr./consumer prod./govt.                    147            149        445          460
                                            -------        -------    -------      -------
General merchandise                             862            878      2,655        2,735
Intermodal                                      241            259        712          704
                                            -------        -------    -------      -------
      Total                                 $ 1,469        $ 1,500    $ 4,521      $ 4,526
                                            =======        =======    =======      =======

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

                                                               Carloads
                                          ----------------------------------------------
                                                Third quarter            Nine months
                                             2001           2000      2001         2000
                                             ----           ----      ----         ----
                                                            (In thousands)

Coal                                            403            425    1,279        1,282
General merchandise:
   Automotive                                   137            158      462          530
   Chemicals                                    110            114      328          343
   Metals/construction                          186            194      537          591
   Paper/clay/forest                            110            122      344          374
   Agr./consumer prod./govt.                    120            129      376          392
                                             ------         ------   ------       ------
General merchandise                             663            717    2,047        2,230
Intermodal                                      557            590    1,638        1,653
                                             ------         ------   ------       ------
      Total                                   1,623          1,732    4,964        5,165
                                             ======         ======   ======       ======

Coal
----
Coal revenues increased $3 million, or 1 percent, in the third quarter and $67 million, or 6 percent, in the first nine months, compared with the same periods last year. Total tonnage handled decreased 4 percent for the quarter, but increased 1 percent for the year-to-date. The decline for the quarter reflected losses in export coal and domestic metallurgical coal, coke and iron ore, partially offset by gains in utility coal. Year-to-date tonnage benefited from stronger utility demand earlier in the year. Utility coal volume increased 5 percent in the quarter and 11 percent year-to-date. Growth moderated in the quarter, reflecting milder weather and production problems at some mines. Domestic metallurgical coal, coke and iron ore volume declined 23 percent for the quarter and 25 percent for the first nine months, principally due to continued weakness in the steel-production industry. Export coal volume decreased 41 percent in the quarter and 25 percent year-to-date, due in part to high domestic prices which are diverting coal from the export market. Coal revenue per unit increased 6 percent for both the quarter and year-to-date, reflecting utilization of higher capacity cars, higher rates and favorable changes in the mix of traffic and length of hauls. In addition, higher export rates resulting from the annual contract negotiations began to take effect late in the second quarter.

Fourth-quarter coal revenues are expected to continue to compare favorably year-over-year, supported by steady demand for coal-fired electricity.

General Merchandise
-------------------
General merchandise revenues decreased $16 million, or 2 percent, in the third quarter and $80 million, or 3 percent, for the first nine months, compared with the same periods last year. Traffic volume (carloads) declined 8 percent in the quarter and the year-to-date, as all commodity groups posted decreases for both periods. Automotive traffic volume was 13 percent lower in both periods, reflecting continued production cutbacks in the face of the slow economy.
Metals and construction traffic volume declined 4 percent in the quarter and 9 percent for the first nine months, principally due to the effects of the economic slowdown and continued weakness in the steel industry. Paper, clay and forest products traffic volume decreased 10 percent in the quarter and 8 percent year-to-date, largely due to production cutbacks by paper producers, which were mitigated by increased lumber volume. For both periods, higher revenue per unit, largely the result of higher rates and favorable changes in the mix of traffic, offset much of the effects of the traffic volume decreases. Revenue per unit for the automotive group also benefited from improved yield associated with the redesign of the mixing center network and changes in the type of equipment used on certain movements.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


Fourth-quarter general merchandise revenues are expected to be comparable to those of last year, which began to show the adverse effects of the economic slowdown.

Intermodal
----------
Intermodal revenues decreased $18 million, or 7 percent, in the third quarter, but increased $8 million, or 1 percent, for the first nine months, compared with the same periods last year. For the quarter, traffic volume (units) declined 6 percent compared with third quarter last year, principally due to a 26 percent decrease in trailer volume. For the year-to-date, shipments were only slightly below last year, as a 6 percent increase in container traffic volume largely offset a 22 percent decline in trailer traffic volume. Revenue per unit increased for both periods, primarily due to rate increases.

Fourth-quarter intermodal revenues are expected to benefit from new business and facility improvements; however, continued softness in the economy could offset these benefits.

Railway Operating Expenses
--------------------------
Third-quarter railway operating expenses were $1.3 billion, down
$62 million, or 5 percent, compared with third quarter last year. For the first nine months, expenses were $3.9 billion, down $179 million, or 4 percent. Expenses in 2000 included $101 million of work-force reduction costs in the first quarter (see Note 3); excluding these costs, 2001 expenses were down $78 million, or 2 percent.

"Compensation and benefits" expenses decreased $19 million, or 5 percent, in the third quarter and $289 million, or 20 percent, year-to-date, excluding the first-quarter 2000 work-force reduction costs. The year-to-date decline was primarily due to the effects of the management fee charged by NS (see Note 4). Lower wages that resulted from last year's work-force reductions were somewhat offset by higher wage rates and benefit costs for union employees and lower pension income.

"Materials, services and rents" expenses decreased $11 million, or 2 percent, in the quarter, but increased $267 million, or 23 percent, year-to-date. The decline for the quarter resulted from a decrease in management fees charged by NS, commensurate with their decline in management employees. The increase for the year-to-date was principally due to the effects of the management fee, which commenced in June 2000. In addition, higher mechanical and engineering costs and higher expenses for intermodal-related purchased services were partially offset by lower equipment rents and joint facility expenses.

"Conrail rents and services" expenses decreased $5 million, or 4 percent, in the third quarter and $23 million, or 6 percent, year-to-date. Both declines reflected lower costs in the Shared Assets Areas and lower expenses for the rental of Conrail equipment.

"Diesel fuel" expenses decreased $25 million, or 21 percent, in the third quarter and $23 million, or 7 percent, for the first nine months. Both periods benefited from lower consumption -- down 15 percent for the quarter and 8 percent for the year-to-date. The price per gallon dropped 8 percent in the quarter, but remained slightly higher for the year-to-date.

"Casualties and other claims" expenses were unchanged in the third quarter, but increased $11 million, or 11 percent, for the first nine months. The year-to-date increase reflected the absence of a premium refund that provided a benefit last year and adverse claims development.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

"Other" expenses decreased $5 million, or 6 percent, in the third quarter and $29 million, or 12 percent, for the first nine months. Both declines reflected lower property and sales and use taxes, and lower travel and relocation costs. The year-to-date decrease also reflected the effects of the management fee charged by NS.

The third-quarter railway operating ratio was 86.0 percent in 2001, compared with 88.3 percent in the third quarter of 2000. For the first nine months, the ratio was 86.9 percent in 2001, compared with
88.5 percent in 2000 (excluding the work-force reduction costs, which added 2.3 percentage points to the ratio).

Other Income (Expense) - Net
----------------------------
"Other income (expense) - net" were expenses of $49 million in the third quarter and $181 million for the first nine months of 2001, compared with expenses of $39 million for the third quarter and $122 million for the first nine months of 2000. The increases principally resulted from the sales of accounts receivable (see Note 4), somewhat offset by lower interest accruals on federal income tax liabilities.


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, decreased significantly in the first nine months of 2001, compared with the same period last year. The decline resulted from:
(1) the absence of the proceeds received May 1, 2000, from the sales of accounts receivable (see Note 4); (2) higher tax payments this year, including the settlement of federal tax years 1995 and 1996; (3) the absence of employee bonus payments in 2000; and (4) a litigation settlement payment this year. These items were somewhat offset by higher operating income (excluding last year's largely noncash work-force reduction costs) and the receipt of cash from a non-recurring settlement. NS Rail's working capital deficit was $1.4 billion at Sept. 30, 2001, compared with $1.0 billion at Dec. 31, 2000. A working capital deficit is not unusual for NS Rail; it is expected that NS Rail will continue to generate sufficient cash to meet its ongoing obligations. In addition, NS currently has the capability to issue commercial paper, the proceeds of which could be advanced to NS Rail, if necessary, to meet its more immediate working capital needs.

Cash used for investing activities increased significantly in the first nine months of 2001, compared with the same period last year. The increase resulted from a 17 percent rise in property additions, reflecting the purchase of locomotives versus no such purchase in the first nine months of 2000, somewhat offset by less track program work and fewer freight car purchases.

Cash provided by financing activities in the first nine months of 2001 included $174 million of proceeds from the sale of equipment trust certificates and a net increase of $212 million in borrowings from PRR.

OTHER MATTERS

Labor Arbitration
-----------------
Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately one hundred of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for these claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other


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

Labor Agreements
----------------
Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, an agreement was reached with the Brotherhood of Locomotive Engineers, which represents about
5,000 NS Rail employees, and a national agreement has been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,500 NS Rail employees. In addition, a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,500 NS Rail employees. The tentative national agreement reached with the International Brotherhood of Electrical Workers, which represents about 1,000
NS Rail employees, was not ratified.

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

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but it retains many of the fundamental provisions of that Statement. Statement No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. NS Rail will adopt Statement No. 144 effective Jan. 1, 2002, and expects it will not have a material effect on its financial statements.

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



                                         NORFOLK SOUTHERN RAILWAY COMPANY
                                         --------------------------------
                                         (Registrant)




Date:	Nov. 9, 2001                       /s/ Reginald J. Chaney
      ------------                       ---------------------------------
                                         Reginald J. Chaney
                                         Corporate Secretary (Signature)




Date:	Nov. 9, 2001                       /s/ John P. Rathbone
      ------------                       ----------------------------------
                                         John P. Rathbone
                                         Vice President and Controller
                                         (Principal Accounting Officer)
                                         (Signature)