Form 10-K
period 2001-12-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2002-02-22
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         -----------------------

                              FORM 10-K405

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 2001
OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
	For the transition period from                  to
                                     ----------------	   ----------------
             Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

                      NORFOLK SOUTHERN RAILWAY COMPANY
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                      Virginia                                 53-6002016
-----------------------------------------------------     -------------------
	(State or other jurisdiction of                      (I.R.S. Employer
	 incorporation or organization)                     Identification No.)

      Three Commercial Place, Norfolk, Virginia               23510-2191
-----------------------------------------------------     -------------------
	(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (757) 629-2680
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K405 or any amendment to this Form 10-K405. (X)

     The aggregate market value of the voting stock held by nonaffiliates as of January 31, 2002: $46,618,548.

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2002: 16,668,997.

                                       2


DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement, to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.



                              TABLE OF CONTENTS
                              -----------------

           NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

                                                                       Page
                                                                       ----

Part I.     1.     Business                                              4

            2.     Properties                                            4

            3.     Legal Proceedings                                    15

            4.     Submission of Matters to a Vote of
                    Security Holders                                    15

                   Executive Officers of the Registrant                 15

Part II.    5.     Market for Registrant's Common Stock and
                    Related Stockholder Matters                         19

            6.     Selected Financial Data                              20

            7.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations	      21

            7A.    Quantitative and Qualitative Disclosures
                    About Market Risk                                   39

            8.     Financial Statements and Supplementary Data          40

            9.     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure              69

Part III.  10.     Directors and Executive Officers of the Registrant   70

           11.     Executive Compensation                               70

           12.     Security Ownership of Certain Beneficial Owners
                    and Management                                      70

           13.     Certain Relationships and Related Transactions       70

Part IV.   14.     Exhibits, Financial Statement Schedule and
                    Reports on Form 8-K                                 71

           Index to Consolidated Financial Statement Schedule           71

           Power of Attorney                                            75

           Signatures                                                   75

           Exhibit Index                                                78

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

     There remain issued and outstanding as of Jan. 31, 2001, 1,197,027 shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held by other than subsidiaries. The Series A Stock is entitled to one vote per share, is nonconvertible and is traded on the New York Stock Exchange. As of Jan. 31, 2002, NS held a total of 246,355 shares of Series A Stock; consequently, as of the same date, NS held 95.2 percent of the voting stock of Norfolk Southern Railway.

     OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern Railway and CSX Corporation (CSX), through its railroad subsidiary, began operating separate portions of Conrail's rail routes and assets. Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2 of NS Rail's Consolidated Financial Statements, with Norfolk Southern Railway. Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

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

     OPERATIONS - As of Dec. 31, 2001, NS Rail operated approximately 21,500 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and West Virginia, and in the Province of Ontario,
Canada. Of this total, about 12,000 miles are owned with the balance operated under lease or trackage rights; most of this total is main line track. In addition, NS Rail operates almost 17,000 miles of passing, industrial, yard and side tracks.

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

     NS Rail's lines reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest. Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system. In addition, haulage arrangements with connecting carriers allow
NS Rail to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve south Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection with the Burlington Northern and Santa Fe Railway Company. Service is provided to New England, including the Port of Boston, via haulage and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries.
The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania), distribution centers, transload facilities and other businesses located in smaller communities in its service area. The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh); Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Buffalo to Chicago and Kansas City; and Memphis to Chattanooga. Chicago, Memphis, Sidney/Salem, New Orleans, Kansas City, Buffalo, St. Louis and Meridian are major gateways for interterritorial system traffic.


     RAILWAY OPERATING REVENUES - NS Rail's total railway operating revenues were $6.0 billion in 2001.  Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table.

                                                                   Year Ended December 31,
Principal Sources of                            --------------------------------------------------------
Railway Operating
Revenues                                        2001         2000         1999         1998         1997
--------------------                            ----         ----         ----         ----         ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
  Revenues                                     $  1,521     $  1,435     $  1,322     $  1,252     $  1,301
   % of total revenues                               25%          24%          26%          29%          31%
  Shipments                                       1,695        1,687        1,519        1,310        1,324
   % of total shipments                              26%          25%          25%          27%          28%
  Revenue Yield                                $    897     $    850     $    870     $    955     $    983

AUTOMOTIVE
  Revenues                                     $    885     $    921     $    746     $    577     $    492
   % of total revenues                               15%          15%          15%          13%          11%
  Shipments                                         622          692          611          487          361
   % of total shipments                               9%          10%          10%          10%           7%
  Revenue Yield                                $  1,423     $  1,331     $  1,220     $  1,186     $  1,364

CHEMICALS
  Revenues                                     $    752     $    756     $    641     $    492     $    504
   % of total revenues                               13%          13%          12%          12%          12%
  Shipments                                         432          453          394          315          316
   % of total shipments                               6%           6%           7%           7%           7%
  Revenue Yield                                $  1,742     $  1,668     $  1,627     $  1,559     $  1,595

METALS/CONSTRUCTION
  Revenues                                     $    674     $    689     $    567     $    375     $    369
   % of total revenues                               11%          11%          11%           9%           9%
  Shipments                                         703          757          587          372          374
   % of total shipments	                             11%          11%          10%           8%           8%
  Revenue Yield                                $    959     $    911     $    965     $  1,008     $    987

PAPER/CLAY/FOREST
  Revenues                                     $    612     $    630     $    578     $    535     $    539
   % of total revenues                               10%          11%          11%          13%          13%
  Shipments                                         450          491          465          445          457
   % of total shipments                               7%           7%           8%           9%          10%
  Revenue Yield                                $  1,357     $  1,285     $  1,243     $  1,202     $  1,178

AGR./CONSUMER PRODUCTS/GOVT.
  Revenues                                     $    603     $    609     $    539     $    468     $    476
   % of total revenues                               10%          10%          10%          11%          11%
  Shipments                                         509          525          489          441          455
   % of total shipments                               8%           8%           8%           9%           9%
  Revenue Yield                                $  1,185     $  1,160     $  1,103     $  1,063     $  1,046

                                                                   Year Ended December 31,
Principal Sources of                            --------------------------------------------------------
Railway Operating
Revenues                                        2001         2000         1999         1998         1997
--------------------                            ----         ----         ----         ----         ----
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

INTERMODAL
(Trailers, Containers
 and RoadRailers)
  Revenues                                     $    962     $    972     $    768     $    555     $    568
   % of total revenues                               16%          16%          15%          13%          13%
  Shipments                                       2,214        2,242        1,896        1,443        1,472
   % of total shipments                              33%          33%          32%          30%          31%
  Revenue Yield                                $    435     $    434     $    405     $    385     $    386

Total Railway Operating
 Revenues                                      $  6,009     $  6,012     $  5,161     $  4,254     $  4,249
Total Railway Shipments                           6,625        6,847        5,961        4,813        4,759
Railway Revenue Yield                          $    907     $    878     $    866     $    884     $    893


     COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail's largest commodity group as measured by revenues. NS Rail originated 155 million tons of coal, coke and iron ore in 2001 and handled a total of 178 million tons. Revenues from coal, coke and iron ore accounted for about 25 percent of NS Rail's total railway operating revenues in 2001.

     The following table shows total coal, coke and iron ore tonnage originated on line, received from connections and handled for the past five years:

                           Tons of Coal, Coke and Iron Ore (Millions)
                          --------------------------------------------
                          2001      2000      1999      1998      1997
                          ----      ----      ----      ----      ----

Originated                 155       156       138       119       119
Received                    23        19        20        15        15
                          ----      ----      ----      ----      ----
Handled                    178       175       158       134       134
                          ====      ====      ====      ====      ====

     Of the 155 million tons of coal, coke and iron ore originated on NS Rail's lines in 2001, the approximate breakdown by origin state was as follows:

                  Origin State            Millions of Tons
                  ------------            ----------------
                  West Virginia                 49
                  Virginia                      32
                  Pennsylvania                  26
                  Kentucky                      24
                  Ohio                           8
                  Indiana                        7
                  Alabama                        4
                  Illinois                       4
                  Other                          1
                                               ---
                                               155
                                               ===

     Of the 178 million tons handled, NS Rail moved approximately 14 million tons for export, primarily through NS Rail's pier facilities at Norfolk (Lamberts Point), Virginia; 20 million tons to domestic and Canadian steel industries; 133 million tons of steam coal to electric utilities; and 11 million tons to other industrial and miscellaneous users.

     Total coal handled through all system ports in 2001 was 37 million tons. Of this total, 14 million tons (including coastwise traffic) moved through Lamberts Point, 3 million tons moved through the Baltimore Terminal, 10 million tons moved to various docks on the Ohio River, and 10 million tons moved to various Lake Erie ports. Other than coal for export, virtually all coal handled by NS Rail was terminated in states situated east of the Mississippi River.

     The quantities of NS Rail export coal handled through Lamberts Point for the past five years were as follows:

                      Export Coal through Lamberts Point
                              (Millions of tons)
                     ------------------------------------

                     2001    2000    1999    1998    1997
                     ----    ----    ----    ----    ----
                      12      16      17      24      28

     See the discussion of coal traffic, by type of coal, in Part II,
Item 7, "Management's Discussion and Analysis."


     MERCHANDISE TRAFFIC - The merchandise traffic group consists of intermodal and general merchandise, which consists of five major commodity groupings: automotive; chemicals; paper, clay and forest products; metals and construction; and agriculture, consumer products and government.
Total merchandise revenues in 2001 were $4.5 billion, a 2 percent decrease, compared with 2000. Merchandise carloads and intermodal units handled in 2001 were 4.93 million, compared with 5.16 million handled in 2000, a decrease of 4 percent. Revenues and carloads in all general merchandise groups declined, a result of the weak economy. Intermodal revenues were down $10 million on a 1 percent decline in traffic volume.

     In 2001, 156 million tons of merchandise freight, or approximately
68 percent of total merchandise tonnage handled by NS Rail, originated online. The balance of merchandise traffic was received from connecting carriers, usually at interterritorial gateways. The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

     See the discussion of general merchandise rail traffic by commodity group and intermodal rail traffic in Part II, Item 7, "Management's Discussion and Analysis."

     OPERATING STATISTICS - The following table sets forth certain statistics relating to NS Rail's operations for the past five years, including operations in the Northern Region that commenced June 1, 1999:

                                            Year Ended December 31,
                                    ----------------------------------------
                                    2001     2000     1999     1998     1997
                                    ----     ----     ----     ----     ----

Revenue ton miles (billions)            182      197      167      135      137
Freight train miles
 traveled (millions)                   70.0     74.4     61.5     53.0     49.7
Revenue per ton mile                $0.0330  $0.0304  $0.0310  $0.0316  $0.0310
Revenue tons per train                2,604    2,653    2,710    2,539    2,755
Revenue ton miles
 per man-hour worked                  3,023    2,888    2,577    2,659    2,930
Percentage ratio of
 railway operating
 expenses to railway
 operating revenues                    86.2%    91.8%    90.3%    75.5%    71.5%

     FREIGHT RATES - In 2001, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism. Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government. In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.

     In 2001, NS Rail was found by the STB not to be "revenue adequate" based on results for the year 2000. A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.

     PASSENGER OPERATIONS - Regularly scheduled passenger trains are operated by Amtrak on NS Rail's lines between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina. Commuter trains are operated on the NS Rail line between Manassas and Alexandria under contract with two transportation commissions of the Commonwealth of Virginia. NS Rail also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois. Since
June 1, 1999, Norfolk Southern Railway Company has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania.

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

     RAILWAY PROPERTY:

     EQUIPMENT - As of Dec. 31, 2001, NS Rail owned or leased the following units of equipment:

                                        Number of Units
                                 ----------------------------               Capacity
                             Owned*        Leased**        Total          of Equipment
                             -----         ------          -----          ------------

Type of Equipment
-----------------
Locomotives:                                                              (Horsepower)
  Multiple purpose            2,260         1,048           3,308            11,031,600
  Switching                     106           113             219               319,800
  Auxiliary units                59            18              77                    --
                             ------        ------         -------            ----------
    Total locomotives         2,425         1,179           3,604            11,351,400
                             ======        ======         =======            ==========

Freight Cars:                                                             (Tons)
  Hopper                     19,868         4,987          24,855             2,613,619
  Box                        17,629         4,666          22,295             1,735,275
  Covered Hopper             10,439         3,035          13,474             1,468,158
  Gondola                    27,997        10,362          38,359             4,107,519
  Flat                        3,711         1,495           5,206               379,822
  Caboose                       174            77             251                    --
  Other                         229            --             229                18,697
                             ------        ------         -------            ----------
    Total freight cars       80,047        24,622         104,669            10,323,090
                             ======        ======         =======            ==========

                                       Number of Units
                                ----------------------------
                              Owned*        Leased**       Total
                              -----         ------         -----

Other:
  Work equipment               4,971         1,642          6,613
  Vehicles                     3,391         1,306          4,697
  Highway trailers
   and containers                403         8,053          8,456
  Miscellaneous                1,441         9,698         11,139
                              ------        ------         ------
    Total other               10,206        20,699         30,905
                              ======        ======         ======

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.

** Includes 982 locomotives, 17,640 freight cars and 2,957 units of other equipment leased from PRR.

     The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2001:

                                                       Year Built
                       -----------------------------------------------------------------------
                                                               1991-   1985-   1984 &
                       2001    2000    1999    1998    1997    1996    1990    Before    Total
                       ----    ----    ----    ----    ----    ----    ----    ------    -----

Locomotives:
  Number of units      110      60     147       119   120       407     381    1,081     2,425
  Percent of fleet       4%      2%      6%        5%    5%       17%     16%      45%      100%

Freight cars:
  Number of units       --     106     502     1,167   531     4,626   4,632   68,483    80,047
  Percent of fleet      --      --       1%        1%    1%        6%      6%      85%      100%

     As of Dec. 31, 2001, the average age of the locomotive fleet was 15.7 years. During 2001, 126 locomotives, the average age of which was 22.4 years, were retired. The average age of the freight car fleet at Dec. 31, 2001, was
26.1 years. During 2001, 4,407 freight cars were retired. Since 1988, about 29,000 coal cars have been rebodied. As a result, the remaining service ability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

                                                Annual Average Bad Order Ratio
                                             ------------------------------------
                                             2001    2000    1999    1998    1997
                                             ----    ----    ----    ----    ----
Freight Cars (excluding cabooses):
  NS Rail                                    6.9%    5.7%    3.7%    4.1%    4.6%

Locomotives:
  NS Rail                                    5.8%    5.5%    5.3%    4.3%    5.0%

     Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability. In past years, the freight car bad order ratio reflected the storage of certain types of cars which were not in high demand. The ratio had declined more recently as a result of a disposition program for underutilized, unserviceable and overage revenue cars. The ratio rose in 2000 and 2001 as a result of decreased maintenance activity. The locomotive bad order ratio also includes units out of service for routine maintenance and modifications. The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures. The ratio remained high in 2000 as maintenance activities were curtailed in response to a slowing economy. The higher ratio in 2001 reflected units out of service related to the resumption of maintenance and modification activities.

     TRACKAGE - All NS Rail trackage is standard gauge, and the rail in approximately 97 percent of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) ranges from 100 to 155 pounds per yard. Of the approximately 31,300 miles of track maintained as of Dec. 31, 2001, about 21,200 were laid with welded rail.

     The density of traffic on running tracks (including passing tracks but excluding trackage rights) during 2001 was as follows:

         Gross tons of
         freight carried
         per track mile           Track miles of          Percent
          (Millions)              running tracks*         of total
         ---------------          --------------          --------
            0-4                       6,044                  27
            5-19                      7,769                  35
            20 and over               8,629                  38
                                     ------                 ---
                                     22,442                 100
                                     ======                 ===

     *     Excludes trackage rights.

     The following table summarizes certain information about track roadway additions and replacements during the past five years:

                                            2001     2000     1999     1998     1997
                                            ----     ----     ----     ----     ----

Track miles of rail installed                254      390      403      429      451
Miles of track surfaced                    3,836    3,687    5,087    4,715    4,703
New crossties installed (millions)           1.5      1.5      2.3      2.0      2.2

     MICROWAVE SYSTEM - The NS Rail microwave system, consisting of 7,282 radio route miles, 442 active stations and 4 passive repeater stations, provides communications between most operating locations. The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

     TRAFFIC CONTROL - Of a total of 21,500 road miles operated by NS Rail, excluding trackage rights over foreign lines, 11,486 miles are signalized including 8,521 miles of centralized traffic control (CTC) and 2,965 miles of automatic block signals. Of the 8,521 miles of CTC, 1,870 miles are controlled by data radio originating at 147 base radio sites.

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

     ENCUMBRANCES - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $895 million as of Dec. 31, 2001, and $816 million as of Dec. 31, 2000.

     CAPITAL EXPENDITURES - Capital expenditures for road and equipment for the past five years were as follows (including capitalized leases):

                                       Capital Expenditures
                            ------------------------------------------
                           2001      2000      1999      1998      1997
                           ----      ----      ----      ----      ----
                                     (In millions of dollars)

Road                     $   462   $   518   $   559   $   583   $   580
Equipment                    263       110       356       419       304
                          ------    ------    ------    ------    ------
  Total                  $   725   $   628   $   915   $ 1,002   $   884
                          ======    ======    ======    ======    ======

     Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services. For 2002, NS Rail has budgeted almost $700 million of capital spending. See the discussion following "Cash used for investing activities," on Page 33 in Part II, Item 7, "Management's Discussion and Analysis."

     ENVIRONMENTAL MATTERS - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal. To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position. See the discussion of "Environmental Matters" on Page 35 in Part II, Item 7, "Management's Discussion and Analysis," and in Note 16 to the Consolidated Financial Statements on Page 66.

     EMPLOYEES - NS Rail employed an average of 30,510 employees in 2001, compared with an average of 33,344 in 2000 (including NS' employees who provide management services to NS Rail). The decrease reflects the effects of the early retirement and work-force reduction programs in 2000. The approximate average cost per employee during 2001 was $52,000 in wages and $21,000 in employee benefits.

     Substantially all of NS Rail's non-management employees are covered by collective bargaining agreements with 15 different labor unions. See the discussion of "Labor Agreements" on Page 34 in Part II, Item 7, "Management's Discussion and Analysis."

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

     The relaxation of economic regulation of railroads, begun over two decades ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB. Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing. Transportation contracts on regulated shipments effectively remove those shipments from regulation as well. About 75 percent of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

     Efforts may be made in 2002 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry. Accordingly, NS Rail will oppose efforts to reimpose unwarranted economic regulation.

     COMPETITION - There is continuing strong competition among rail, water and highway carriers. Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company. Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery and consumer products. Even for raw materials, semi-finished goods and work-in-process, users are increasingly sensitive to transport arrangements which minimize problems at successive production stages.

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

Item 3.     Legal Proceedings.
------      -----------------

	None.


Item 4.     Submission of Matters to a Vote of Security Holders.
------      ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant.
------------------------------------

     Norfolk Southern Railway's executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate. There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of Feb. 1, 2002, relating to the executive officers:

                                    Business Experience During Past
Name, Age, Present Position         Five Years
---------------------------         -------------------------------

David R. Goode, 61,                 Present position since September
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

L. I. Prillaman, 58,                Present position since May 2000.
 Vice President                      Also, Vice Chairman and Chief Marketing
                                     Officer of Norfolk Southern Corporation
                                     since August 1998.  Served as Vice
                                     President and Chief Marketing Officer of
                                     Norfolk Southern Railway from August 1998 to May 2000, and prior thereto was Vice
                                     President and Chief Traffic Officer of
                                     Norfolk Southern Railway and Executive
                                     Vice President-Marketing of Norfolk
                                     Southern Corporation.

Stephen C. Tobias, 57,               Present position since May 2000.
 Vice President                       Also, Vice Chairman and Chief Operating
                                      Officer of Norfolk Southern Corporation
                                      since August 1998. Served as Vice
                                      President and Chief Operating Officer
                                      of Norfolk Southern Railway from August
                                      1998 to May 2000, and prior thereto was
                                      Vice President of Norfolk Southern
                                      Railway and Executive Vice President-
                                      Operations of Norfolk Southern
                                      Corporation.

Henry C. Wolf, 59,                    Present position since May 2000.
 Vice President                        Also, Vice Chairman and Chief
                                       Financial Officer of Norfolk Southern
                                       Corporation since August 1998. Served
                                       as Vice President-Finance of Norfolk
                                       Southern Railway from August 1998 to
                                       May 2000, and prior thereto was Vice
                                       President and Chief Financial Officer
                                       of Norfolk Southern Railway and
                                       Executive Vice President-Finance of
                                       Norfolk Southern Corporation.

John F. Corcoran, 61,                  Present position since July 2001.  Also,
 Vice President                         Senior Vice President - Public Affairs
                                        of Norfolk Southern Corporation since
                                        August 1997, and prior thereto was
                                        Vice President - Public Affairs.

John W. Fox, Jr., 54,                  Present position since May 2000.  Also,
 Vice President                         Senior Vice President - Coal Services
                                        of Norfolk Southern Corporation since
                                        April 2001.  Served as Senior Vice
                                        President - Coal Marketing from
                                        December 1999 to April 2001, and
                                        prior thereto was Vice President
                                        Coal Marketing.

James A. Hixon, 48,                    Present position since May 2000.
 Vice President                         Also, Senior Vice President-
                                        Administration of Norfolk Southern
                                        Corporation since February 2000.
                                        Served as Senior Vice President-
                                        Employee Relations from November 1999
                                        to February 1, 2001, and prior
                                        thereto was Vice President-Taxation.


                                       Business Experience During Past
Name, Age, Present Position            Five Years
---------------------------            -------------------------------

Henry D. Light, 61,                    Present position since May 2000.
 Vice President                         Also, Senior Vice President-Law of
                                        Norfolk Southern Corporation since
                                        Jan. 22, 2002.  Served as Vice
                                        President-Law of Norfolk Southern
                                        Corporation from April 2000 to
                                        Jan. 22, 2002, and prior thereto was
                                        General Counsel-Operations.

James W. McClellan, 62,                Present position since May 2000.
 Vice President                         Also, Senior Vice President-Planning
                                        of Norfolk Southern Corporation
                                        since August 1998.  Served as Vice
                                        President-Planning of Norfolk Southern
                                        Railway Company from June 1999 to May
                                        2000, Senior Vice President-Planning
                                        from August 1998 to June 1999, and
                                        prior thereto was Vice President-
                                        Strategic Planning.

Kathryn B. McQuade, 45,                Present position since May 2000.
 Vice President                        Also, Senior Vice President-Financial
                                       Planning of Norfolk Southern
                                       Corporation since April 2000. Served
                                       as Vice President-Financial Planning
                                       of Norfolk Southern Corporation and
                                       Norfolk Southern Railway Company since
                                       August 1998, and prior thereto was
                                       Vice President-Internal Audit.

Charles W. Moorman, 50,                Present position since May 2000.
 Vice President                         Also, President Thoroughbred
                                        Technology and Communications, Inc.
                                        of Norfolk Southern Corporation since
                                        October 1999, and prior thereto was
                                        Vice President-Information Technology.

John P. Rathbone, 50,                  Present position since December 1992.
 Vice President and Controller          Also, Senior Vice President and
                                        Controller of Norfolk Southern
                                        Corporation since April 2000 and
                                        prior thereto was Vice President
                                        and Controller.

Stephen P. Renken, 58,                 Present position since January 2000.
 Vice President                         Also Senior Vice President-
                                        Information Officer of Norfolk
                                        Southern Corporation since Feb. 1,
                                        2001.  Served as Vice President-
                                        Information Technology from October
                                        1999 to Feb. 1, 2001, Assistant Vice
                                        President-Program Management from
                                        January 1998 to October 1999, and
                                        prior thereto was employed by
                                        Burlington Northern Santa Fe.

                                       Business Experience During Past
Name, Age, Present Position            Five Years
---------------------------            -------------------------------

John M. Samuels, 58,                   Present position since May 2000. Also,
 Vice President                         Senior Vice President-Operations
                                        Planning and Support of Norfolk
                                        Southern Corporation since April 2000.
                                        Served as Vice President-Operations
                                        Planning and Budget of Norfolk
                                        Southern Corporation and Norfolk
                                        Southern Railway Company from January
                                        1998 to April 2000, and prior thereto
                                        was Vice President-Operating Assets
                                        of Conrail.

Donald W. Seale, 49,                   Present position since May 2000. Also,
 Vice President                         Senior Vice President-Merchandise
                                        Marketing of Norfolk Southern
                                        Corporation since December 1999, and
                                        prior thereto was Vice President-
                                        Merchandise Marketing.

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

     The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries, including 246,355 shares held by NS, as of Dec. 31, 2001, has no par value but has a $50 per share stated value. As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, Sept. 15 and Dec. 15. Dividends on this stock are cumulative and in preference to dividends on all other classes of stock. Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock. Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues. The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends. On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.




Item 6.     Selected Financial Data.
------      -----------------------

                   NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
             (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                             Five-Year Financial Review

                                          2001       2000       1999       1998       1997
                                          ----       ----       ----       ----       ----
                                                           ($ in millions)

RESULTS OF OPERATIONS:
Railway operating revenues              $  6,009   $  6,012   $  5,161   $  4,254   $  4,249
Railway operating expenses                 5,178      5,521      4,658      3,211      3,036
                                         -------    -------    -------    -------    -------
   Income from railway operations            831        491        503      1,043      1,213

Other income (expense) - net                (243)      (169)        42         90        (49)
Interest expense on debt                     (37)       (37)       (39)       (25)       (30)
                                         -------    -------    -------    -------    -------
   Income before income taxes                551        285        506      1,108      1,134

Provision for income taxes                   202         99        174        383        380
                                         -------    -------    -------    -------    -------
   Net income                           $    349   $    186   $    332   $    725   $    754
                                         =======    =======    =======    =======    =======

FINANCIAL POSITION:
Total assets                            $ 12,541   $ 12,017   $ 12,632   $ 12,017   $ 11,827
Total long-term debt,
 including current maturities           $    868   $    771   $    866   $    760   $    606
Stockholders' equity                    $  4,821   $  5,106   $  5,385   $  6,137   $  6,392

OTHER:
Capital expenditures                    $    725   $    628   $    915   $  1,002   $    884
Number of stockholders
 at year-end                               1,774      1,927      2,109      2,317      2,519
Average number
 of employees (1)                         30,510     33,344     30,897     24,185     23,323


(1) The employee count includes NS' employees whose primary duties relate to rail operations.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations.
            -----------------------------------

                   NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
            (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
           Management's Discussion and Analysis of Financial Condition and
                               Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes beginning on Page 41 and the Five-Year Financial Review on Page 20.

SUMMARIZED RESULTS OF OPERATIONS

2001 Compared with 2000
-----------------------
     Net income in 2001 was $349 million, up 88%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $101 million. Excluding these costs, net income increased $62 million, or 22%, in 2001. The improvement resulted from higher income from railway operations, which was up $175 million, or 27%, that more than offset lower nonoperating income, which was down $74 million (see
Note 3).

2000 Compared with 1999
-----------------------
     Results for 2000 reflected the first full year of operations over Conrail's lines. On June 1, 1999 (the Closing Date), NS Rail began operating a substantial portion of Conrail's properties (substantiall all of which comprise NS Rail's Northern Region) under various agreements with Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of Consolidated Rail Corporation (CRC) (see Note 2). As a result, both the railroad route miles operated by NS Rail and the number of its employees increased by approximately 50% on that date. Results for 1999 reflect five months (January through May) of operating the former NS Rail system and seven months (June through December) of operating the present system, which includes the Northern Region.
     Results in 1999 were adversely affected by difficulties encountered in the assimilation of the Northern Region into NS Rail's existing system that resulted in system congestion, an increase in cars on line, increased terminal dwell time and reduced system velocity. These service issues and actions taken to address them increased operating expenses, primarily labor costs and equipment costs, including car hire and locomotive rentals. Moreover, revenues were lower than expected as some customers diverted traffic to other modes of transportation.
     Net income in 2000 was $186 million, down 44%. Results in 2000 included $101 million of after-tax work-force reduction costs. Results in 1999 included $168 million of costs incurred on the Closing Date for contractual obligations, principally to former Conrail employees, which reduced net income by $103 million. Excluding these costs, net income in 2000 would have been $287 million, down 34%. The decline principally resulted from higher nonoperating expenses, largely the result of the sale of accounts receivable.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------


                    RAILWAY OPERATING REVENUES AND EXPENSES
            (Shown as a graph in the Annual Report to Stockholders)

($ in millions)                 2001       2000       1999       1998       1997
--------------                  ----       ----       ----       ----       ----
Revenues                      $  6,009   $  6,012   $  5,161   $  4,254   $  4,249
Expenses                         5,178      5,521      4,658      3,211      3,036



DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues
--------------------------
     Railway operating revenues were $6.0 billion in both 2001 and 2000, and were $5.2 billion in 1999. Revenues in 1999 include results of operations in the Northern Region for seven months. The following table presents a three-year comparison of revenues by market group.

                   RAILWAY OPERATING REVENUES BY MARKET GROUP

     ($ in millions)                        2001       2000       1999
     --------------                         ----       ----       ----
     Coal                                 $  1,521   $  1,435   $  1,322
     General merchandise:
       Automotive                              885        921        746
       Chemicals                               752        756        641
       Metals/construction                     674        689        567
       Paper/clay/forest                       612        630        578
       Agriculture/consumer products/
        government                             603        609        539
                                           -------    -------    -------
     General merchandise                     3,526      3,605      3,071
     Intermodal                                962        972        768
                                           -------    -------    -------
         Total                            $  6,009   $  6,012   $  5,161
                                           =======    =======    =======

     In 2001, revenues fell for all the general merchandise market groups. However, a 6% increase in coal revenues offset the effects of the lower general merchandise revenues. As shown in the following table, higher revenue yields largely offset the effects of lower traffic volume.

                    RAILWAY OPERATING REVENUE VARIANCE ANALYSIS
                                 Increases (Decreases)

       ($ in millions)              2001 vs. 2000              2000 vs. 1999
       --------------               -------------              -------------
       Volume                         $    (195)                 $     767
       Revenue per unit/mix                 192                         84
                                       --------                   --------
          Total                       $      (3)                 $     851
                                       ========                   ========


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     Revenue per unit increased in all market groups, principally due to rate increases, use of higher-capacity equipment and favorable changes in the mix of traffic.
     In 2000, revenues increased for all market groups, reflecting a full year of handling Northern Region traffic. Revenues improved for the last seven months, a comparison that fully includes the Northern Region in both years, reflecting recovery of most of the diverted traffic and new business. However, weakness in the economy resulted in lower revenues very late in the year. Revenue per unit improved in most market groups, principally due to the effects of Northern Region traffic and increased rates.

     COAL tonnage increased 2% in 2001 and revenues increased 6%. Revenue per unit increased 6%, a result of rate increases, including lower volume-related refunds on export coal shipments, gains in tonnage per car and favorable changes to the mix of traffic (less shorter-haul business). Coal, coke and iron ore revenues represented 25% of total railway operating revenues in 2001, and 83% of NS Rail's coal shipments originated on lines it operated.
     In 2000, coal tonnage increased 11%, and revenues increased 9%, reflecting a full year of Northern Region traffic. Revenue per unit declined, a result of a higher proportion of traffic with a shorter length of haul, principally attributable to a full year of Northern Region operations.

                       TOTAL COAL, COKE AND IRON ORE TONNAGE

        (In millions of tons)           2001         2000         1999
        --------------------            ----         ----         ----
        Utility                          133          119          108
        Export                            14           20           18
        Domestic metallurgical            20           25           22
        Other                             11           11           10
                                        ----         ----         ----
           Total                         178          175          158
                                        ====         ====         ====

     Utility coal traffic increased 11% in 2001, reflecting higher demand for coal-fired electricity and the effects of very high natural gas prices early in the year. High demand for electricity, a volatile market for natural gas and production problems at a number of large mines in the East late in 2000 combined to increase the demand for coal early in 2001 with a resulting increase in coal prices. Utility coal traffic volume also benefited from the shifting of coal that traditionally would have been bound for export to the domestic market.
     In 2000, utility coal traffic increased 11%, reflecting a full year of Northern Region operations. The effects of expanded operations were somewhat offset by coal production problems at several NS Rail-served mines, unanticipated outages at some NS Rail-served utility plants, large stockpiles at the beginning of the year and mild summer weather in portions of NS Rail's service territory.
     The near-term outlook for utility coal remains positive. U.S. demand for electricity continues to grow rapidly, and coal-fired generation remains the cheapest marginal source of electricity. Several underutilized coal-fired power plants are making the transition from peak-only generation to full-time generation. In addition, although natural gas prices have returned to more normal levels, the volatility of natural gas prices may improve the long-term competitive position of coal-fired generation.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposes more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000. Many of the mines served by NS Rail produce coals that satisfy Phase II requirements. In addition, substantial banks of sulfur dioxide allowances held by many NS Rail-served utilities should continue to provide a market for other NS Rail-served mines for many years. However, several federal environmental regulatory initiatives continued to be pursued during 2001, including "new source review" for older coal-fired plants. Many of the rules that have been promulgated to date are in litigation. If the rules survive litigation and are implemented, they could increase the cost of coal-fired generation and potentially adversely affect the value of the sulfur dioxide allowance bank.
     The Bush Administration rejected in 2001 the Kyoto Protocol and withdrew U.S. participation in that process. If implemented, the proposed Kyoto limits on greenhouse gases could have put additional cost pressures on coal-fired generation. The U.S. withdrawal from the Kyoto process has renewed interest in building coal-fired generation plants.
     The 1999 decision by a federal district court judge in West Virginia holding that some common mountaintop mining practices in the coal industry are illegal was overturned in April 2001 by the U.S. Fourth Circuit Court of Appeals. In January 2002, the U.S. Supreme Court refused to hear an appeal of the case.

     Export coal tonnage declined 30% in 2001. The rapid rise of domestic utility coal prices early in the year enticed many foreign-market suppliers to place much of their 2001 production in the domestic utility markets. In addition, production difficulties at several large NS Rail-served mines and flooding in West Virginia in July significantly reduced the supply of low volatile coal. The combination of these factors resulted in most of the decline in shipments of export coal. Steam coal exported through Baltimore declined 32%, and export metallurgical coals through Norfolk declined by 30%. Demand for steam coal to export strengthened in the last half of 2001; however, the strong U.S. demand limited NS Rail's participation in this market. Demand for coking coal to export continued to soften, as steel production moved from traditional NS Rail markets in Europe to Asia, which in recent years has been supplied by Australian or Canadian coals.
     In 2000, export coal tonnage increased 8%, a result of a full year of access to Baltimore through the Northern Region, mitigated by lower tonnage through Norfolk. Several additional factors also adversely affected export coal traffic volume. Delayed settlements between buyers and sellers in the spring postponed shipments of some export tonnage. Foreign buyers ultimately intended to purchase additional U.S. metallurgical coal, but production capacity available for export had been diminished by two years of dramatically lower prices. Toward the end of 2000, production difficulties at several large NS Rail-served mines significantly reduced tonnage available for export. Limited supplies overall prevented other coal producers from providing substitute coal.
     Export coal tonnage is expected to continue to be limited by supply and subject to the fluctuations of the world market. While the consolidation of Australian producers should help stabilize that supply channel, new Australian production could displace U.S. volumes to Europe absent any increase in demand. Moreover, Chinese participation in Pacific Rim markets could displace Australian coals there and force that tonnage to Europe.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     Domestic metallurgical coal, coke and iron ore traffic decreased 18% in 2001, due to a decline in the market for domestic steel. The softening economy and an increase in steel imports drastically cut blast furnace production, sharply reducing the demand for coking coal, iron ore and coke. The increase in imported steel also resulted in lower prices that put pressure on the U.S. steel industry and led to plant closures and bankruptcies that included some NS Rail customers.
     In 2000, domestic metallurgical coal, coke and iron ore traffic increased 17%, due to a full year of Northern Region operations. In addition, increased production in the first half of the year and gains in NS Rail market share contributed to the higher traffic. However, the softening economy and increased steel imports diminished blast furnace production rates, sharply reducing demand for raw materials.
     Domestic metallurgical coal, coke and iron ore traffic is expected to continue to suffer from the decline in demand for domestically produced steel. However, the United States has applied a tariff on imported coke, which has reduced its entry to the U.S. market. Moreover, the U.S. International Trade Commission has recommended that President Bush take similar action on imported steel. But long-term demand is expected to continue to decline, due to advanced technologies that allow production of steel using less coke.

     Other coal traffic, principally steam coal shipped to manufacturing plants, increased 6% in 2001 and 4% in 2000. The gain in 2001 resulted from new and increased business from industrial customers. The increase in 2000 reflected a full year of handling Northern Region traffic; however, this was mitigated by the loss of some traffic to competitors.

     GENERAL MERCHANDISE traffic volume (carloads) decreased 7% in 2001, and revenues decreased 2%, principally due to the effects of the weak economy. In 2000, traffic volume increased 15%, and revenues increased 17%, reflecting a full year of operating the Northern Region.

     Automotive traffic volume decreased 10%, and revenues declined 4% in 2001, principally due to a 10% drop in vehicle production. Revenue per unit increased 7%, principally due to rate increases, efficiencies gained from the redesign of the mixing center network and use of higher capacity equipment.
     In 2000, automotive traffic volume increased 13%, and revenues increased 23%, reflecting a full year of Northern Region operations, record vehicle production and the recapture of business diverted because of service issues after the Closing Date. The carload increase was less than the revenue increase principally due to the effects of a redesign of the mixing center network. This redesign improves vehicle velocity through the network and includes changes in traffic flows that resulted in a decline in carloads, with no corresponding decrease in revenues.
     Ford Motor Company, NS Rail's largest customer, has announced potential reductions in vehicle production which could affect NS Rail volumes. However, automotive revenues in 2002 are expected to be comparable to those of 2001, as light vehicle production is predicted to be flat.

     Chemicals traffic volume decreased 5%, and revenues decreased 1% in 2001. The weak economy depressed shipments of petroleum, plastics, industrial and miscellaneous chemicals. These declines were partially offset by new business through NS Rail's Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on NS Rail-served lines. Revenue per unit increased due to higher rates and a favorable change in the mix of traffic (more longer-haul moves).


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     In 2000, chemicals traffic volume increased 15%, and revenues increased 18%, due to a full year of Northern Region operations and the return of traffic that had been diverted because of service issues after the Closing Date. Shipments of miscellaneous chemicals, chlorine, caustic soda and plastics continued to rebound, but sulfur carloads were down due to weak fertilizer markets. Chemicals shipments continued to increase through NS Rail's TBT facilities.
     Chemicals revenues are expected to continue to be adversely affected until the economy recovers. However, NS Rail expects to benefit from new business and improved yields.

     Metals and construction traffic volume decreased 7%, and revenues declined 2% in 2001, reflecting weakness in the steel and construction industries. The steel industry recession, which began in 2000, has resulted in excess capacity and the closing of numerous steel mills. Revenue per unit increased due to higher rates and favorable changes in the mix of traffic.
     In 2000, metals and construction traffic volume increased 29%, and revenues increased 22%, reflecting a full year of operations over the expanded system. Revenue per unit declined, largely due to a change in the mix of traffic. Metals traffic benefited from increased shipments of sheet steel, imported slab steel and ferrous scrap; however, this was tempered by a significant slowdown in the steel industry in the last half of the year. Construction traffic benefited from continued strength in housing starts and highway construction.
     Metals and construction revenues are expected to suffer from the effects of a continued softness in the steel market. However, increased highway construction in NS Rail's service area is expected to mitigate the drop in metals demand.

     Paper, clay and forest products traffic volume declined 8%, and revenues decreased 3%, in 2001, primarily due to a weakened paper market. Paper shipments were adversely affected by reduced production at many
NS Rail-served paper mills, a result of sluggish newspaper advertising and soft demand for paper. Lumber traffic began the year weak, improved in late summer, but softened late in the year due to short-term weakness in housing starts. Revenue per unit increased principally due to higher rates.
     In 2000, paper, clay and forest products traffic volume increased 5%, and revenues increased 9%, principally due to the effects of a full year of Northern Region operations. Consolidation in the paper industry and a weakening paper market in the second half of the year contributed to lower carloads during the summer months and into the fall. Weak demand for paper production inputs, such as scrap paper and wood pulp, was tempered by stronger demand for newsprint and printing paper.
     Paper, clay and forest products revenues are expected to continue to be adversely affected by weak demand in 2002, due to continued consolidations and little anticipated capacity expansion through 2003. NS Rail is pursuing new business using MODALGISTICS(SM), its supply-chain focused business unit formed in February 2001.

     Agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 1% in 2001, primarily due to reduced shipments of fertilizer. This decline was due to soft farm demand, record high natural gas prices early in the year (which curtailed production of certain fertilizers) and increased imports. This was mitigated by traffic volume increases for grain, flour, wheat and canned goods. The revenue per unit increase was primarily due to favorable changes in the mix of traffic.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     In 2000, agriculture, consumer products and government traffic volume increased 7%, and revenues increased 13%, due to the effects of a full year of Northern Region traffic and modest growth in the Southeast markets. Rate increases and more longer-haul (higher revenue-per-unit) traffic also contributed to the revenue increase. Grain traffic benefited from new shuttle-train service that improved service to new and expanded Southeast feed mills. In addition, traffic increased for Midwest grain and sweeteners and consumer goods from the West.
     Agriculture, consumer products and government revenues in 2002 are expected to be comparable to those of 2001. Continued weakness in the fertilizer market is expected to offset gains in the Southeast feed markets and new business.

     INTERMODAL traffic volume decreased 1% and revenues declined 1% in 2001. Domestic traffic volume was up in the first half of the year, but demand increasingly weakened as the year progressed, which eroded NS Rail's base of traffic. New business supported by the opening of three new terminals and other initiatives mitigated the effects of the weakened economy. International traffic, which accounts for about half of intermodal volume, grew slightly as U.S. imports slowed with the economy. Traffic volume handled for Triple Crown Services Co. (TCS) increased 1% despite economic conditions, as TCS continued to benefit from reliable, trucklike service. Intermodal revenue per unit dropped later in the year, reflecting the expiration of fuel surcharges that were implemented late in 2000 and the introduction of new shorter-haul business.
     In 2000, intermodal traffic volume increased 18%, and revenues increased 27%, primarily due to a full year of Northern Region traffic. Revenue per unit benefited from rate increases throughout the year on domestic business and the implementation of fuel surcharges later in the year. In addition, increased demand, new business and improved service contributed to the gains, as major customers, including UPS, JB Hunt, Hub Group and Maersk, increased volumes. Despite weak demand in the first quarter and the loss in December 1999 of a major customer, NS Rail had regained its market share by the second quarter. Domestic and premium business volumes benefited from service improvements and expansion initiatives. International traffic, which accounts for about half of intermodal volume, grew 5%, notwithstanding the loss of business from a major customer.
     Intermodal revenues are expected to benefit from continued improvements in service and the terminal capacity added in 2001.

Railway Operating Expenses
--------------------------
     Railway operating expenses decreased 6% in 2001, but increased 19% in 2000. Expenses in 2000 included $165 million of costs related to actions taken to reduce the size of the work force. Expenses in 1999 included $168 million of contractual obligations incurred on the Closing Date. Excluding these costs, railway operating expenses decreased 3% in 2001, while carloads dropped 3%; and increased 19% in 2000 on carloads that were 15% higher. The higher expense increase in 2000 reflected a full year of Northern Region operations and sharply higher diesel fuel prices.
     The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 86.2% in 2001, compared with 91.8% in 2000 (including the work-force reduction costs, which increased the ratio 2.7 percentage points) and 90.3% in 1999 (including the contractual obligations, which increased the ratio 3.3 percentage points).

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------


     The decline in the 2001 ratio reflected the increase in revenue per unit as well as reduced expenses that resulted from gains in efficiency. The increase in the 2000 ratio reflected the effects of a full year of Northern Region operations and the sharp increase in diesel fuel prices, which more than offset the absence of the significant costs incurred in 1999 related to the service issues after the Closing Date. In addition, the ratio was adversely affected by a change in traffic mix (more resource-intensive traffic, such as automotive and intermodal) and the new traffic in the Northern Region, coupled with the decrease in export coal traffic.

                        RAILWAY OPERATING RATIO
         (Shown as a graph in the Annual Report to Stockholders)

              2001      2000      1999      1998      1997
              ----      ----      ----      ----      ----
             86.2%     91.8%     90.3%     75.5%     71.5%

     The following table shows the changes in railway operating expenses summarized by major classifications.

                       RAILWAY OPERATING EXPENSES
                          Increases (Decreases)

   ($ in millions)                  2001 vs. 2000       2000 vs. 1999
   --------------                   -------------       -------------
   Compensation and benefits          $   (372)            $    (67)
   Materials, services and rents           159                  451
   Conrail rents and services              (35)                 221
   Depreciation                             11                   23
   Diesel fuel                             (66)                 223
   Casualties and other claims               3                    4
   Other                                   (43)                   8
                                       -------              -------
      Total                           $   (343)            $    863
                                       =======              =======

     Compensation and benefits represented 30% of total railway operating expenses and decreased 20% in 2001 and 3% in 2000. Excluding the $165 million of work-force reduction costs in 2000, compensation and benefits decreased 12% in 2001.
     The decline in 2001 reflected the effects of management fee charged by NS (see the discussion in Note 2 under the heading "General") as well as savings attributable to the reduced size of the work force. These savings were somewhat offset by higher wages and benefit costs for union employees and reduced pension income.
     The 3% decrease in 2000 was primarily due to the effects of the management fee charged by NS, higher pension income and the absence of the $49 million incurred in 1999 for the Special Work Incentive Program
(SWIP) for union employees in the third quarter of 1999. Pension income was higher in 2000 largely due to the transfer of assets from the Conrail pension plan after the Closing Date. NS Rail has substantial unrecognized gains related to its participation in NS' overfunded pension plan; amortization of these gains will continue to be included in "Compensation and benefits" expenses (see Note 13). These decreases were mitigated by a full year of expanded operations and higher wages and benefit costs for union employees. The comparison was also affected by the work-force reduction costs in 2000 and the contractual obligations assumed in 1999 on the Closing Date.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     The Railroad Retirement and Survivors' Improvement Act, which took effect on Jan. 1, 2002, provides for a phased reduction of the employers' portions of Tier II Railroad Retirement payroll taxes. The phase-in calls for a reduction from 16.1% in 2001 to 15.6% in 2002, 14.2% in 2003 and 13.1% in 2004.
In addition, the supplemental annuity tax was eliminated. These changes are expected to result in a $21 million reduction to payroll tax expenses in 2002 (some of which will be reflected in a lower management fee from NS). The new law allows for investment of Tier II assets in a diversified portfolio through the newly established National Railroad Retirement Investment Trust. The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.

     Materials, services and rents includes items used for the maintenance of the railroad's lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; the management fee charged by NS (see Note 2); and the net cost of equipment rentals. This category of expenses increased 9% in 2001 and 37% in 2000.
     In 2001, the effects of the management fee charged by NS and higher costs for purchased services, including expenses for software, consulting and legal fees were partially offset by lower equipment rents. The increase in 2000 was mostly attributable to the effects of a full year of Northern Region operations and the NS management fee and was mitigated by the absence of significant costs incurred in 1999 related to the service issues encountered after the Closing Date.
     Equipment rents, which includes the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, decreased 11% in 2001, but increased 22% in 2000. The decline in 2001 was principally due to shorter car cycle times that resulted in fewer car days on line and fewer freight car and locomotive leases. The 2000 increase was principally due to the effects of a full year of expanded operations but was mitigated by a favorable comparison for the last seven months, as expenses in 1999 were high due to the service issues encountered after the Closing Date.
     Locomotive and equipment repair costs increased in 2001, principally due to renewed maintenance activity. This trend is expected to continue in 2002, driven by higher expenses for freight car repairs. In 2000, maintenance costs increased, reflecting a full year of Northern Region operations; however, the increase was tempered by reduced maintenance activities, a result of cost control efforts.

     Conrail rents and services, a new category of expense beginning in 1999, arose from the expansion of operations on the Closing Date and amounted to $465 million in 2001, $500 million in 2000 and $279 million in 1999. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas. The decline in 2001 reflected lower expenses in the Shared Assets Areas. Expenses in 2000 included a full year of operations over Conrail's lines, compared with seven months in 1999.

     Depreciation expense was up 2% in 2001 and 5% in 2000. Increases in both years were due to property additions, reflecting substantial levels of capital spending (see Note 1, "Properties," for NS Rail's depreciation policy). A periodic review of depreciation rates is being finalized, and rates are expected to be somewhat lower.



Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     Diesel fuel expenses decreased 14% in 2001, but increased 87% in 2000. The decline in 2001 was the result of an 8% drop in consumption and a 7% decline in the average price per gallon. Expenses in 2001 include $8 million related to the hedging program initiated in the second quarter (see "Market Risks and Hedging Activities," below and Note 15). The increase in 2000 expenses resulted from a 61% rise in the average price per gallon and higher consumption that reflected a full year of Northern Region operations.

     Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 2% in 2001 and 3% in 2000.
     The largest component of casualties and other claims expense is personal injury costs. In 2001, cases involving occupational injuries comprised about 31% of the total employee injury cases settled and 15% of the total settlement payments made. Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time.
Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades. NS Rail continues to work actively to eliminate all employee injuries and to reduce the associated costs.
     The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of an outmoded law, the Federal Employers' Liability Act (FELA), originally passed in 1908 and applicable only to railroads. This law, which covers employee claims for job-related injuries, promotes an adversarial claims environment and produces results that are unpredictable and inconsistent. The railroads have been unsuccessful so far in efforts to persuade Congress to replace FELA with a no-fault workers' compensation system.
     NS Rail maintains substantial amounts of commercial insurance for potential third-party liability and property damage claims. It also retains reasonable levels of risk through self-insurance.

     Other expenses decreased 13% in 2001, but increased 2% in 2000. The decline in 2001 was principally due to lower bad debt costs, reduced franchise and property taxes, lower travel and employee-relocation expenses and the effects of the NS management fee (see Note 2). The increase in 2000 reflected a full year of Northern Region operations and higher bad debt expense, which was mitigated by the absence of costs incurred in 1999 related to service issues.

Other Income (Expense) - Net
----------------------------
     Other income (expense) - net was an expense of $243 million in 2001 and $169 million in 2000, but was income of $42 million in 1999. The increase in 2001 and the change from income to expense in 2000 reflected the effects of sales of account receivable (see Note 2, "Sale of Accounts Receivable"). The decline in dividends from NS reflected the reduction in January 2001 to its quarterly dividend from 20 cents to six cents.

Income Taxes
------------
     Income tax expense in 2001 was $202 million, for an effective rate of 37%, compared with effective rates of 35% in 2000 and 34% in 1999.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     The effective rates in all three years were below the statutory federal and state rates because of favorable adjustments upon filing the prior year tax returns and in 2000 and 1999 because of favorable adjustments to state tax liabilities.
     In January 1995, the United States Tax Court issued a preliminary decision that disallowed some of the tax benefits a subsidiary of NS Rail purchased from a third party pursuant to a safe harbor lease agreement in 1981. In January 2001, NS Rail received payment from the third party in accordance with indemnification provisions of the lease agreement.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities, NS Rail's principal source of liquidity, was $737 million in 2001 compared with $1.05 billion in 2000 and $566 million in 1999. Results in 2000 reflect the sale of accounts receivable, proceeds of which were advanced to NS (see Note 2, "Sale of Accounts Receivable"). Excluding the cash infusion from that accounts receivable sale program, operating cash flow declined $106 million in 2001. The decrease primarily resulted from higher tax payments including amounts applicable to prior years, bonus payments in 2001 (no such payments in 2000) and the timing of payrolls. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." In 2001, NS Rail's net cash flow from these borrowings amounted to $250 million. The improvement to cash provided by operating activities in 2000 reflected the 1999 accounts receivable dividend to NS (see Note 2, "Noncash Dividends"). The comparison was also affected by the sale of accounts receivable (see Note 2, "Sale of Accounts Receivable").
     The large changes in "Accounts receivable" and "Other short-term liabilities" in the 1999 cash flow statement primarily resulted from the commencement of operations in the Northern Region.
     NS Rail's working capital deficit was $1.5 billion at Dec. 31, 2001, compared with $978 million at Dec. 31, 2000. The increase was principally due to a $491 million rise in the net amount due to NS. Part of the working capital deficit arises from a $373 million balance in "Notes and accounts payable to Conrail" that is not expected to be repaid in 2002.
     NS Rail looks to NS to provide needed funding. NS currently has the capability to increase the amount of accounts receivable being sold under its revolving sale program. During 2001, the amount of receivables NS could sell under this program ranged from $345 million to $468 million, and the amount of receivables NS sold ranged from $300 million to $402 million. Moreover, NS has the capability to issue up to $1 billion of commercial paper; however, any reduction in its credit rating could limit NS' ability to access the commercial paper markets.
     As the major NS subsidiary, NS Rail provides funding to service NS' debt. NS' debt at Dec. 31, 2001, totaled $6.7 billion. Of this debt, $1.5 billion is due between 2002 and 2006.
     NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations, as well as to advance amounts to NS to service its debt. This expectation is based on a view that the economy will remain flat for the first half of 2002 and resume growth in the third and fourth quarters.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

     NS Rail's contractual obligations related to its long-term debt (including capital leases), operating leases and agreements with CRC are as follows:

                                                  2003-    2005-    2007 and
($ in millions)                Total     2002     2004     2006     Subsequent
--------------                 -----     ----     ----     ----     ----------
Long-term debt
  and capital leases          $   868   $   88   $  182   $  190   $   408
Operating leases                  886      112      171      116       487
Agreements with CRC               775       27       62       68       618
                               ------    -----    -----    -----    ------
    Total                     $ 2,529   $  227   $  415   $  374   $ 1,513
                               ======    =====    =====    =====    ======

     NS Rail also has contractual obligations to PRR as disclosed in Note 2. However, NS Rail has the ability to borrow back funds from PRR to the extent they aren't needed to fund contractual obligations at Conrail. The following table represents 58% (NS' economic ownership interest in Conrail) of Conrail's contractual obligations for long-term debt (including capital leases) and operating leases.

                                              2003-     2005-     2007 and
($ in millions)           Total      2002     2004      2006      Subsequent
--------------            -----      ----     ----      ----      ----------
Long-term debt
  and capital leases     $   705    $   35   $   62	$   48	$  560
Operating leases             369        36       61       64         208
                          ------     -----    -----    -----       -----
    Total                $ 1,074    $   71   $  123   $  112      $  768
                          ======     =====    =====    =====       =====

     NS Rail also has two transactions not included in the balance sheets or in the previous table of its contractual obligations consisting of an accounts receivable sale program (see Note 2) and an operating lease covering 140 locomotives (see Note 9).
     Under the accounts receivable sale program, NS Rail sells without recourse accounts receivable to a bankruptcy-remote special-purpose subsidiary of NS. There is no existing obligation for NS Rail to repurchase sold receivables.
The special-purpose subsidiary sells undivided ownership interests in the receivables to two unrelated buyers. NS Rail has no ownership interest in the unrelated buyers. The unrelated buyers issued debt to fund their initial purchase, and NS Rail has no obligation related to this debt. Upon termination of the program between the NS subsidiary and the unrelated buyers, the buyers would cease purchasing new receivables and collections related to the sold receivables would be retained by the buyers.
     The operating lease covering the 140 locomotives is renewable annually at NS Rail's option and expires in 2008. The lessor is not related to NS Rail and its owner has a substantive residual equity capital investment at risk in the entity. The lessor owns the locomotives and issued debt to finance their purchase. NS Rail has no obligation related to the debt. NS Rail has the option to purchase the locomotives, but also can return them to the lessor.
The return provisions of the lease are not so onerous as to preclude this option. If NS Rail does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS Rail does not expect to be required to make any payments under this provision.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------


     Cash used for investing activities increased 29% in 2001, but decreased 16% in 2000. Property additions were up 15% in 2001, following a 31% decline in 2000. Both comparisons reflected the absence of significant locomotive purchases in 2000, as fleet additions were accomplished by operating lease. Investing activities in 1999 included approximately $140 million more of borrowings against the net cash surrender value of corporate-owned life insurance. Property additions account for most of the recurring spending in this category.
     The following tables show capital spending and track and equipment statistics for the past five years.

                                CAPITAL EXPENDITURES
             (Also shown as a graph in the Annual Report to Stockholders)

($ in millions)             2001      2000      1999      1998      1997
---------------             ----      ----      ----      ----      ----
Road                       $   462   $   518   $   559   $   583   $   580
Equipment                      263       110       356       419       304
                            ------    ------    ------    ------    ------
  Total                    $   725   $   628   $   915   $ 1,002   $   884
                            ======    ======    ======    ======    ======

     Capital expenditures increased 15% in 2001, but decreased 31% in 2000. Outlays in 2001 included amounts for locomotive purchases that were somewhat offset by lower expenditures for freight car purchases and roadway projects. The decline in 2000 reflected lower capital expenditures for locomotives as a result of the operating lease.

            TRACK STRUCTURE STATISTICS (CAPITAL AND MAINTENANCE)

                            2001      2000      1999      1998      1997
                            ----      ----      ----      ----      ----
Track miles of rail
 installed                   254       390       403       429       451
Miles of track surfaced    3,836     3,687     5,087     4,715     4,703
New crossties installed
 (millions)                  1.5       1.5       2.3       2.0       2.2

                AVERAGE AGE OF OWNED RAILWAY EQUIPMENT

(In years)                  2001      2000      1999      1998      1997
----------                  ----      ----      ----      ----      ----
Freight cars                26.1      25.3      24.4      23.6      23.0
Locomotives                 15.7      16.1      15.4      15.4      15.3
Retired locomotives         22.4      24.5      22.7      20.6      23.3


     The table above excludes equipment leased from PRR (see Note 2), which comprises 16% of the freight car fleet and 27% of the locomotive fleet.
     The higher average age of owned locomotives in 2000 reflects the fact that locomotives leased in 2000 are not included in the statistic. The 1998 decrease in the average age of retired locomotives resulted from a disproportionate share of early retirements as well as retention of older units in anticipation of the Closing Date.
     Through its coal car rebody program, which was suspended in 2000, NS Rail converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------


     For 2002, NS Rail has budgeted almost $700 million for capital expenditures. The anticipated spending includes $482 million for roadway projects, of which $366 million is for track and bridge program work. Also included are projects for marketing and industrial development initiatives and continuing investments in intermodal infrastructure. Equipment spending of $173 million includes the purchase of 50 locomotives and upgrades to existing units, and projects related to computers and information technology, including additional security and backup systems. NS Rail issued in February 2002 debt secured by the locomotives.

     Cash flows from financing activities in 2001 was $134 million. Financing activities included loan transactions with a PRR subsidiary that resulted in net borrowings of $250 million in 2001 and net repayments of $72 million in 2000 (see Note 2). Advances to NS typically account for most of the cash used for financing activities and reflect NS' requirements (see Note 2, "Cash required for NS Debt").
     NS is subject to various financial covenants with respect to its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of furhter debt. As the major NS subsidiary, NS Rail is subject to certain of these restrictions.

OTHER MATTERS

Labor Arbitration
-----------------
     Several hundred claims have been filed on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits. One labor organization has initiated arbitration on behalf of approximately 100 of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that the amount of liability for these claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter.

Labor Agreements
----------------
     Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,400 NS Rail employees, and with the Brotherhood of Locomotive Engineers, which represents about 5,000 NS Rail employees. In addition, a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,000 NS Rail employees. The tentative national agreement reached with the International Brotherhood of Electrical Workers, which represents about 1,000 NS Rail employees, was not ratified.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

Market Risks and Hedging Activities
-----------------------------------
     NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.
     In 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments.
     Diesel fuel costs represented 8 percent of NS Rail's operating expenses for 2001. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80 percent of NS Rail's average monthly fuel consumption will be hedged for each month within any 36-month period.
     As of Dec. 31, 2001, through swap transactions and advance purchases, NS Rail has hedged approximately 40% of expected 2002 diesel fuel requirements. The effect of the hedges is to yield an average cost of 70 cents per hedged gallon, including federal taxes and transportation.
     A 10% decrease in diesel fuel prices would increase NS Rail's liability related to the swaps by approximately $15 million.
     NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.
     Of NS Rail's total debt outstanding (see Note 8), about half is fixed-rate debt. Most of the capital leases and $174 million of equipment obligations have variable rates. As a result, NS Rail's debt subject to interest rate exposure totaled $425 million at Dec. 31, 2001. A 1% increase in interest rates would increase NS' total annual interest expense related to all its variable debt by approximately $4 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.
     The capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2001, the average pay rate under these agreements was 2.8%, and the average receive rate was 7.1%. During 2001, the effect of the swaps was to reduce interest expense by $3 million. A portion of the lease obligations is payable in Japanese yen. NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS Rail is exposed to financial market risk relative to Japan.
     Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     Operating expenses for environmental matters totaled approximately
$10 million in 2001, $11 million in 2000 and $12 million in 1999, and capital expenditures totaled approximately $10 million in each of 2001 and 2000 and $8 million in 1999. Capital expenditures in 2002 are expected to be comparable to those in 2001.
     NS Rail's balance sheets included liabilities for environmental exposures in the amount of $33 million at Dec. 31, 2001, and $36 million at Dec. 31, 2000 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2001, the liability represented
NS Rail's estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 10 sites accounted for $17 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.
     At some of the 126 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.
     With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are unavoidably imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.
     The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.
     Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS Rail will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other unidentified environmental sites and matters are likely to arise from time to time.
The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.
     However, based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.


Item 7.     Management's Discussion and Analysis of Financial
------      -------------------------------------------------
            Condition and Results of Operations. (continued)
            -----------------------------------

New Accounting Pronouncement
----------------------------
     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but it retains many of the fundamental provisions of that Statement. Statement No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. NS Rail's adoption of Statement
No. 144, effective Jan. 1, 2002, did not have a material effect on its financial statements.

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

Trends
------
- Federal Economic Regulation - Efforts may be made in 2002 to reimpose unwarranted federal economic regulation on the rail industry. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business. NS Rail and other rail carriers will oppose any efforts to reimpose unwarranted economic regulation.

- Utility Deregulation - Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from distant parties. The effects of deregulation on NS Rail and on its customers cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers and is working diligently to ensure that its customers remain competitive in this evolving environment.

- Carbon-Based Fuel - There is growing concern in some quarters that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a consensus among policy-makers, the impact could be either a reduction in the demand for coal or imposition of more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult. The revenues and net income of NS Rail and other railroads that move large quantities of coal could be affected adversely.


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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
-------     ----------------------------------------------------------

     The information required by this item is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," on Page 35 under the heading "Market Risks and Hedging Activities."

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------

                     NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
               (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                                  Quarterly Financial Data
                                        (Unaudited)

                                              March 31       June 30       Sept. 30       Dec. 31
                                              --------       -------       --------       -------
                                                     ($ in millions, except per share amounts)

	2001
	----
Railway operating revenues                    $  1,502       $  1,550      $  1,469       $  1,488
Income from railway operations                     152            234           206            239
Net income                                          62             83            95            109
Dividends per serial preferred share          $   0.65       $   0.65      $   0.65       $   0.65

	2000
	----
Railway operating revenues                    $  1,472       $  1,554      $  1,500       $  1,486
Income (loss) from railway operations               (6)           249           175             73
Net income (loss)                                  (30)           115            80             21
Dividends per serial preferred share         $    0.65       $   0.65      $   0.65       $   0.65




                  Index to Financial Statements:                      Page
                  -----------------------------                       ----
                  Consolidated Statements of Income
                   Years ended December 31, 2001, 2000 and 1999        41

                  Consolidated Balance Sheets
                   As of December 31, 2001 and 2000                    42

                  Consolidated Statements of Cash Flows
                   Years ended December 31, 2001, 2000 and 1999        44

                  Consolidated Statements of Changes in
                  Stockholders' Equity
                   Years ended December 31, 2001, 2000 and 1999        46

                  Notes to Consolidated Financial Statements           47

                  Independent Auditors' Report                         68


     The Index to Consolidated Financial Statement Schedule appears in
Item 14 on Page 71.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                  (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                                Consolidated Statements of Income

                                                            Years ended December 31,
                                                         2001         2000        1999
                                                         ----         ----        ----
                                                                ($ in millions)

RAILWAY OPERATING REVENUES                              $  6,009     $  6,012    $  5,161

RAILWAY OPERATING EXPENSES:
  Compensation and benefits                                1,528        1,900       1,967
  Materials, services and rents                            1,838        1,679       1,228
  Conrail rents and services (Note 2)                        465          500         279
  Depreciation                                               497          486         463
  Diesel fuel                                                412          478         255
  Casualties and other claims                                145          142         138
  Other                                                      293          336         328
                                                         -------      -------     -------
    Railway operating expenses                             5,178        5,521       4,658
                                                         -------      -------     -------

    Income from railway operations                           831          491         503

Other income (expense) - net (Note 3)                       (243)        (169)         42
Interest expense on debt (Note 6)                            (37)         (37)        (39)
                                                         -------      -------     -------
    Income before income taxes                               551          285         506

Provision for income taxes (Note 4)                          202           99         174
                                                         -------      -------     -------
    NET INCOME                                          $    349     $    186    $    332
                                                         =======      =======     =======


See accompanying Notes to Consolidated Financial Statements.


Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                      NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                             Consolidated Balance Sheets

                                                                     As of December 31,
                                                                   2001              2000
                                                                   ----              ----
                                                                       ($ in millions)

ASSETS
Current assets:
  Cash and cash equivalents                                       $    167         $     --
  Short-term investments                                                --                1
  Accounts receivable net of allowance for doubtful accounts
   of $5 million and $7 million, respectively (Note 2)                 152              146
  Due from Conrail (Note 2)                                              8               31
  Materials and supplies                                                87               89
  Deferred income taxes (Note 4)                                       153              173
  Other current assets                                                  98              125
                                                                   -------          -------
    Total current assets                                               665              565

Investments (Notes 5 and 14)                                           631              486
Properties less accumulated depreciation (Note 6)                   10,672           10,483
Other assets                                                           573              483
                                                                   -------          -------
    TOTAL ASSETS                                                  $ 12,541         $ 12,017
                                                                   =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 7)                                       $    819         $    902
  Income and other taxes                                               236              221
  Due to NS - net (Note 2)                                             517               26
  Notes and accounts payable to Conrail (Note 2)                       373              155
  Other current liabilities (Note 7)                                   134              159
  Current maturities of long-term debt (Note 8)                         88               80
                                                                   -------          -------
    Total current liabilities                                        2,167            1,543

Long-term debt (Note 8)                                                780              691
Other liabilities (Note 10)                                          1,024            1,061
Minority interests                                                       3                3
Deferred income taxes (Note 4)                                       3,746            3,613
                                                                   -------          -------
    TOTAL LIABILITIES                                                7,720            6,911
                                                                   -------          -------



Item 8.	Financial Statements and Supplementary Data. (continued)
------	-------------------------------------------

                        NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                  (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                             Consolidated Balance Sheets (continued)

                                                                     As of December 31,
                                                                   2001              2000
                                                                   ----              ----
                                                                       ($ in millions)

Stockholders' equity:
  Serial preferred stock (Note 11)                                     55               55
  Common Stock (Note 11)                                              167              167
  Additional paid-in capital                                          706              695
  Accumulated other comprehensive income (Note 12)                    215              157
  Retained income                                                   3,678            4,032
                                                                  -------          -------
    TOTAL STOCKHOLDERS' EQUITY                                      4,821            5,106
                                                                  -------          -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 12,541         $	12,017
                                                                  =======          =======


See accompanying Notes to Consolidated Financial Statements.


Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                   (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                             Consolidated Statements of Cash Flows

                                                           Years ended December 31,
                                                         2001        2000        1999
                                                         ----        ----        ----
                                                               ($ in millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   349     $   186     $   332
  Reconciliation of net income to net cash
   provided by operating activities:
     Depreciation                                           499         487         465
     Deferred income taxes                                   71          16           5
     Nonoperating gains on properties and investments       (13)        (18)        (44)
     Accounts receivable dividend to NS (Note 2)             --          --        (491)
     Changes in assets and liabilities
      affecting operations:
        Accounts receivable                                  (6)         39        (173)
        Materials and supplies                                2           9         (40)
        Other current assets and due from Conrail            49          60         (49)
        Income tax liabilities                               72          79         162
        Other short-term liabilities                       (131)        178         269
        Other - net                                        (155)         14         130
                                                         ------      ------      ------
          Net cash provided by operating activities         737       1,050         566

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                       (725)       (628)       (915)
  Property sales and other transactions                      52          72          65
  Investments, including short-term                         (89)        (71)       (105)
  Investment sales and other transactions                    58          83         311
                                                         ------      ------      ------
          Net cash used for investing activities           (704)       (544)       (644)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends (Note 2)                                         (3)         (3)         (3)
  Advances to NS (Note 2)                                  (213)       (396)       (105)
  Advances and repayments from NS (Note 2)                    5          50          17
  Proceeds from borrowings                                  480         244         337
  Debt repayments                                          (135)       (401)       (168)
                                                         ------      ------      ------
          Net cash provided by (used for)
           financing activities                             134        (506)         78
                                                         ------      ------      ------
          Net increase in cash and
           cash equivalents                                 167          --          --

CASH AND CASH EQUIVALENTS:
  At beginning of year                                       --          --          --
                                                         ------      ------      ------
  At end of year                                        $   167     $    --     $    --
                                                         ======      ======      ======

                                                                             (continued)

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                      NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
                (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Consolidated Statements of Cash Flows (continued)

                                                           Years ended December 31,
                                                         2001        2000        1999
                                                         ----        ----        ----
                                                               ($ in millions)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amounts capitalized)               $    70     $    115    $    70
    Income taxes                                        $    65     $      4    $     5


See accompanying Notes to Consolidated Financial Statements.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                 NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
          (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
            Consolidated Statements of Changes in Stockholders' Equity

                                                              Addi-       Accumulated
                                       Serial                 tional         Other
                                     Preferred     Common     Paid-In    Comprehensive     Retained
                                       Stock       Stock      Capital        Income         Income      Total
                                     ---------     ------     -------    -------------     --------     -----
	($ in millions)

BALANCE DECEMBER 31, 1998            $     55      $   167    $   548     $    414         $  4,953     $  6,137
Comprehensive income - 1999
  Net income                                                                                    332          332
  Other comprehensive loss
   (Note 12)                                                                  (155)                         (155)
                                                                                                          ------
      Total comprehensive income                                                                             177
Serial preferred stock,
 $2.60 per share cash dividend                                                                   (3)          (3)
Noncash dividends on
 Common Stock (Note 2)                                                                       (1,051)      (1,051)
Capital contribution (Note 2)                                      125                                       125
                                       ------       ------      ------      ------           ------       ------
BALANCE DECEMBER 31, 1999                  55          167         673         259            4,231        5,385
Comprehensive income - 2000
  Net income                                                                                    186          186
  Other comprehensive loss
   (Note 12)                                                                  (102)                         (102)
                                                                                                          ------
      Total comprehensive income                                                                              84
Serial preferred stock,
 $2.60 per share cash dividend                                                                   (3)          (3)
Noncash dividends on
 Common Stock (Note 2)                                                                         (382)        (382)
Capital contribution (Note 2)                                         22                                      22
                                       ------       ------        ------    ------           ------       ------
BALANCE DECEMBER 31, 2000                  55          167           695       157            4,032        5,106
Comprehensive income - 2001
  Net income                                                                                    349          349
  Other comprehensive income
  (Note 12)                                                                     58                            58
                                                                                                          ------
      Total comprehensive income                                                                             407
Serial preferred stock,
 $2.60 per share cash dividend                                                                    (3)         (3)
Noncash dividends on
 Common Stock (Note 2)                                                                          (700)		(700)
Capital contribution (Note 2)                                         11                                      11
                                       ------       ------        ------    ------            ------      ------
BALANCE DECEMBER 31, 2001             $    55      $   167       $   706   $   215           $ 3,678     $ 4,821
                                       ======       ======        ======    ======            ======      ======

See accompanying Notes to Consolidated Financial Statements.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                     NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
              (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                       Notes to Consolidated Financial Statements

     The following Notes are an integral part of the Consolidated
Financial Statements.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the transportation of freight by rail, operating approximately 21,500 route miles, primarily in the East and Midwest. These financial statements include NSR and its majority-owned and controlled subsidiaries on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.
     NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (25%); automotive (15%); chemicals (13%); metals/ construction (11%); paper/clay/forest products (10%); agriculture/consumer products/government (10%); and intermodal (16%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States. Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, pensions and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

Cash Equivalents
----------------
     "Cash equivalents" are highly liquid investments purchased three months or less from maturity.

Investments
-----------
     Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities "held-to-maturity," "trading," or "available-for-sale." All marketable equity securities consisting principally of NS Common Stock are designated as "available-for-sale." Accordingly, unrealized gains and losses, net of taxes, are recognized in "Accumulated Other Comprehensive Income" (see Note 12).
     Investments where NS Rail has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Materials and Supplies
----------------------
     "Materials and supplies," consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in "Properties."

Properties
----------
     "Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over estimated service or lease lives. NS Rail capitalizes interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, that extend an asset's useful life or increase its utility are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other Income (Expense) - Net" (see Note 3).
     NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition
-------------------
     Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds due in accordance with transportation contracts are recorded as a reduction to revenues during the life of the contract, based on Management's best estimate of projected liability.

Derivatives
-----------
     NS Rail does not engage in the trading of derivatives. NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed- and floating-rate debt. Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Required Accounting Changes
---------------------------
     Effective Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (see Note 15).

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Reclassifications
-----------------
     Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2001 presentation.

2.     RELATED PARTIES

General
-------
     Norfolk Southern Corporation (NS) is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges
NS Rail a fee for management services it performs for NS Rail (which totaled $521 million and included a $35 million markup in 2001, and totaled
$347 million, and included a $17 million markup in 2000). Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in "Compensation and benefits" and "Other" are reflected in "Materials, services and rents." In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $90 million in 2001, $91 million in 2000 and $77 million in 1999) for use of certain intangible assets owned by NS.
     NS Rail owns 21,169,125 shares of NS common stock.

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

     Operations of Conrail's Lines -- On June 1, 1999 (the Closing Date), NSR and CSXT began operating as parts of their rail systems the separate Conrail routes and assets leased to them pursuant to operating and lease agreements.
     The Operating Agreement between NSR and Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. CSXT has entered into comparable arrangements, for the operation and use of certain other CRC routes and assets, with another wholly owned
CRC subsidiary.
     NSR and CSXT also have entered into agreements with CRC governing other Conrail properties that continue to be owned and operated by Conrail (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.


Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

     Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:


                                            PRR Oper.       PRR Lease        SAA
     ($ in millions)                          Agmt.           Agmts.        Agmts.
     --------------                         --------        ---------       ------
       2002                                $   196         $   131         $   27
       2003                                    217             109             30
       2004                                    238              93             32
       2005                                    246              72             34
       2006                                    246              57             34
       2007 and subsequent years             4,530             171            618
                                            ------          ------          -----
         Total                             $ 5,673         $   633         $  775
                                            ======          ======          =====

     Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $467 million in 2001, $502 million in 2000 and $273 million in 1999.
     On the Closing Date, both NS Rail's route miles and its employees increased approximately 50 percent. NS Rail and CSXT now provide substantially all rail freight services on Conrail's route system, perform or are responsible for performing most services incident to customer freight contracts and employ the majority of Conrail's former work force. As a result, NS Rail began to receive all freight revenues and incur all expenses on the PRR lines.
     NS Rail's railway operating expenses in 1999 included $168 million
($103 million after taxes) related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction. NS Rail's consolidated balance sheet at Dec. 31, 2001, includes $78 million of liabilities for these obligations. Through
Dec. 31, 2001, NS Rail had paid $91 million of these costs.
     Until the Closing Date, NS Rail and CRC had transactions with each other in the customary course of handling interline traffic. As of Dec. 31, 2001, substantially all of the amounts receivable or payable related to these transactions had been satisfied.
     NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and totaled $6 million in 2001, $7 million in 2000 and $10 million in 1999.
     "Conrail rents and services," a new line on the income statements beginning June 1, 1999, includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment, operation of the Shared Assets Areas and continued operation of certain facilities during a transition period.
     "Notes and accounts payable to Conrail" includes $301 million at Dec. 31, 2001, and $51 million at Dec. 31, 2000, of interest-bearing loans made to NS Rail by a PRR subsidiary that are payable on demand. The interest rate for these loans is variable and was 2.45% at Dec. 31, 2001. Also included is $72 million at Dec. 31, 2001, and $104 million at Dec. 31, 2000, due to PRR and CRC related to expenses included in "Conrail rents and services," as discussed above.

Noncash Dividends
-----------------
     NSR declared and issued to NS noncash dividends of $700 million in 2001, $382 million in 2000 and $1.1 billion in 1999. The 1999 amount included a $491 million dividend of accounts receivable declared December 1. The remainder of the 1999 dividends and all of the 2001 and 2000 dividends were settled by reduction of NSR's interest-bearing advances due from NS.
     Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Intercompany Accounts
---------------------

                                                     December 31,
                                                     -----------
                                            2001                     2000
                                            ----                     ----
                                               Average                  Average
                                               Interest                 Interest
     ($ in millions)                 Balance     Rate        Balance      Rate
     --------------                  -------   --------      -------    --------
     Due from NS:
      Advances                       $   68       2%         $  261        6%
     Due to NS:
      Advances and notes               (585)      3%           (287)       8%
                                      -----                   -----
        Due to NS - net              $ (517)                 $  (26)
                                      =====                   =====

     Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. "Interest income" includes interest on amounts due from NS of $22 million in 2001, $18 million in 2000 and $13 million in 1999.
     "Other interest expense" includes interest on amounts due to NS
$15 million in 2001, $74 million in 2000 and $31 million in 1999.

Sale of Accounts Receivable
---------------------------
     From Dec. 1, 1999 through April 30, 2000, NS Rail sold certain of its rail accounts receivable, on a nonrecourse basis, to NS. Based on the terms of the sale agreement, these sales were accounted for as secured borrowings. The discount is included in "Other income - net" in the Consolidated
Statements of Income and is a component of "Other interest expense" in Note 3. Accordingly, at Dec. 31, 1999, "Accounts receivable, net" included
$388 million of such sold receivables, and "Due to NS - net" included the related liability.
     Effective May 2000, NS and NS Rail sold, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable totaling approximately $700 million. The pool consisted of receivables NS earlier had purchased from NS Rail (as described above), and certain additional NS Rail receivables. NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities. Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail. NS Rail has no retained interest in the sold receivables.
     Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $534 million of sold receivables at Dec. 31, 2001 are not included on the balance sheet of NS Rail. The transition to the new program in May 2000 resulted in a $495 million noncash reduction of receivables and Intercompany Accounts, which was excluded from the Consolidated Statements of Cash Flows. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense)
- net" (see Note 3).

Intercompany Federal Income Tax Accounts
----------------------------------------
     In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $871 million at Dec. 31, 2001, and $819 million at Dec. 31, 2000.


Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------


Capital Contributions
---------------------
     In each of 2001, 2000 and 1999, NS Rail recognized capital contributions for benefits it received related to tax credits generated by a nonrail subsidiary of NS. In 1999, NS Rail recognized a capital contribution for a transfer of pension assets NS received from the Conrail pension plan.

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

3.     OTHER INCOME (EXPENSE) - NET

      ($ in millions)                         2001       2000       1999
      --------------                          ----       ----       ----
      Rental income                          $    44    $    35    $    32
      Interest income (Note 2)                    29         26         20
      Gains from sales of properties
       and investments                            13         18         44
      Dividends from NS                            5         17         17
      Sale of accounts receivable               (314)      (145)        --
      Other interest expense (Note 2)            (10)      (109)       (58)
      Corporate-owned life insurance - net         7         --         (3)
      Taxes on nonoperating property              (6)        (6)        (3)
      Other - net                                (11)        (5)        (7)
                                              ------     ------     ------
        Total                                $  (243)   $  (169)   $    42
                                              ======     ======     ======

     "Other current assets" in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $42 million at Dec. 31, 2001, and $40 million at Dec. 31, 2000.

4.     INCOME TAXES

Provision for Income Taxes
--------------------------

     ($ in millions)                    2001        2000        1999
     --------------                     ----        ----        ----
     Current:
       Federal                         $   113     $    75     $   159
       State                                18           8          10
                                        ------      ------      ------
         Total current taxes               131          83         169
                                        ------      ------      ------
     Deferred:
       Federal                              56          14           8
       State                                15           2          (3)
                                        ------      ------      ------
         Total deferred taxes               71          16           5
                                        ------      ------      ------
         Provision for income taxes    $   202     $    99     $   174
                                        ======      ======      ======


Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Reconciliation of Statutory Rate to Effective Rate
--------------------------------------------------
     Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

                                           2001               2000               1999
      ($ in millions)                  Amount   %         Amount   %         Amount   %
      --------------                   ------  --         ------  --         ------  --
      Federal income tax
       at statutory rate              $  193   35        $  100   35        $  177   35
      State income taxes, net
       of federal tax benefit             21    4             7    2             4    1
      Corporate-owned life
       insurance                          (3)  --            (2)  --            --   --
      Other - net                         (9)  (2)           (6)  (2)           (7)  (2)
                                       -----   --         -----   --         -----   --
        Provision for
         income taxes                 $  202   37        $   99   35        $  174   34
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

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                                                       December 31,
                                                       -----------
      ($ in millions)                               2001         2000
      --------------                                ----         ----
      Deferred tax assets:
       Reserves, including casualty
        and other claims                           $   156      $   156
       Employee benefits                                57          103
       Retiree health and death benefit
        obligation                                     135          138
       Taxes, including state and property             204          182
                                                    ------       ------
          Deferred tax assets                          552          579
                                                    ------       ------
      Deferred tax liabilities:
       Property                                     (3,112)      (3,077)
       Unrealized holding gains                       (134)         (95)
       Other                                           (28)         (28)
                                                    ------       ------
          Deferred tax liabilities                  (3,274)      (3,200)
      Intercompany federal tax payable - net          (871)        (819)
                                                    ------       ------
          Net deferred tax liability                (3,593)      (3,440)
          Net current deferred tax assets              153          173
                                                    ------       ------
          Net long-term deferred tax
           liability                               $(3,746)     $(3,613)
                                                    ======       ======

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



Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

5.     INVESTMENTS

                                            December 31,
                                            -----------
($ in millions)                         2001           2000
--------------                          ----           ----
Marketable equity securities at
 fair value (Note 14)                  $   389        $   286
Corporate-owned life insurance at
 net cash surrender value                  214            182
Other                                       28             18
                                        ------         ------
    Total                              $   631        $   486
                                        ======         ======


6.	PROPERTIES

                                        December 31,               Depreciation
($ in millions)                      2001         2000             Rate for 2001
--------------                       ----         ----             -------------
Railway property:
  Road                              $  10,384    $  10,014             2.9%
  Equipment                             5,378        5,374             4.2%
Other property                             94           81             2.7%
                                     --------     --------
                                       15,856       15,469
Less: Accumulated depreciation          5,184        4,986
                                     --------     --------
    Net properties                  $  10,672    $  10,483
                                     ========     ========

     Equipment includes $474 million at Dec. 31, 2001 and 2000, of assets recorded pursuant to capital leases.

Capitalized Interest
--------------------
     Total interest cost incurred on debt in 2001, 2000 and 1999 was $54 million, $55 million and $54 million, respectively, of which $17 million, $18 million and $15 million was capitalized.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

7.	CURRENT LIABILITIES

                                                      December 31,
                                                      -----------
($ in millions)                                    2001         2000
--------------                                     ----         ----
Accounts payable:
  Accounts and wages payable                      $   357      $   406
  Casualty and other claims                           191          222
  Equipment rents payable - net                       130          134
  Vacation liability                                  118          117
  Other                                                23           23
                                                   ------       ------
    Total                                         $   819      $   902
                                                   ======       ======

Other current liabilities:
  Accrued Conrail-related costs
   (Note 2)                                       $    32      $    42
  Interest payable                                     15           42
  Liabilities for forwarded
    traffic                                            35           40
  Retiree health and death
    benefit obligation (Note 13)                       24           24
  Derivative instruments                               17           --
  Other                                                11           11
                                                   ------       ------
    Total                                         $   134      $   159
                                                   ======       ======


8.     DEBT

Long-Term Debt
--------------

                                                        December 31,
                                                        -----------
($ in millions)                                      2001         2000
--------------                                       ----         ----
Equipment obligations at an
 average rate of 5.3%
 maturing to 2014                                   $   518      $   394
Capitalized leases at an average
 rate of 2.8% maturing to 2015                          316          343
Other debt at an average rate
 of 2.7% maturing to 2015                                34           34
                                                     ------       ------
   Total long-term debt                                 868          771

   Current maturities                                   (88)         (80)
                                                     ------       ------
   Long-term debt
    less current maturities                         $   780      $   691
                                                     ======       ======

                                                              (continued)

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

     Long-term debt maturities subsequent to 2002 are as follows:
        2003                               93
        2004                               89
        2005                               92
        2006                               98
        2007 and subsequent years         408
                                       ------
          Total                       $   780
                                       ======

     The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.
     Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in "Other assets" on the balance sheet and totaled $78 million at Dec. 31, 2001, and $90 million at Dec. 31, 2000.

9.   LEASE COMMITMENTS

     NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property. The following amounts do not include payments to PRR under the Operating Agreement and lease agreements or to CRC under the SAA agreements (see
Note 2). Future minimum lease payments and operating lease expenses, other than to PRR and CRC, are as follows:

------      -------------------------------------------

                                        Operating         Capital
($ in millions)                          Leases           Leases
--------------                          ---------         -------
   2002                                  $   112           $   47
   2003                                       97               49
   2004                                       74               48
   2005                                       65               51
   2006                                       51               57
   2007 and subsequent years                 487              123
                                          ------            -----
     Total                               $   886              375
                                          ======
   Less imputed interest on
    capital leases at an average
    rate of 7.1%                                               59
                                                            -----
   Present value of minimum
    lease payments included
    in debt                                                $  316
                                                            =====

Operating Lease Expense
-----------------------

   ($ in millions)               2001          2000          1999
   --------------                ----          ----          ----
   Minimum rents                $   148       $   167       $   117
   Contingent rents                  55            61            61
                                 ------        ------        ------
      Total                     $   203       $   228       $   178
                                 ======        ======        ======

     During 2000, NS Rail entered into an operating lease for 140 locomotives, which is renewable annually, has a maximum term of eight years and includes purchase options. Because the fixed, noncancellable term of the lease is one year, future minimum lease payments in the table above do not include amounts related to this lease. However, operating lease expense for 2001 in the table above does include $18 million related to this lease. If NS Rail does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair-value of the locomotives and a specified residual value. NS Rail does not expect to be required to make any payments under this provision.


10.     OTHER LIABILITIES

                                              December 31,
                                              -----------
     ($ in millions)                      2001           2000
     --------------                       ----           ----
     Retiree health and death
      benefit obligation (Note 13)       $   286        $   286
     Casualty and other claims               264            262
     Net pension obligation (Note 13)         79             83
     Accrued Conrail-related
      costs (Note 2)                          46             71
     Other                                   349            359
                                          ------         ------
       Total                             $ 1,024        $ 1,061
                                          ======         ======

------      -------------------------------------------

11.   STOCK

Preferred
---------
     There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 2001 and 2000, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries, including 246,355 shares held by NS at Dec. 31, 2001. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.

Preference
----------
     There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

Common
------
     There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 2001 and 2000.


12.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     "Accumulated other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

                                   Balance          Net                            Balance
                                at Beginning       Gain       Reclassification     at End
($ in millions)                    of Year        (Loss)        Adjustments        of Year
--------------                     -------         ----         -----------        -------
December 31, 2001
-----------------
 Unrealized gains on securities   $    170        $    65         $   --          $    235
 Cash flow hedges                       --            (16)             5               (11)
 Minimum pension liability             (13)             4             --                (9)
                                   -------         ------          -----           -------
 Accumulated other
  comprehensive income            $    157        $    53         $    5          $    215
                                   =======         ======          =====           =======

December 31, 2000
-----------------
 Unrealized gains on securities   $    272        $  (102)        $   --          $    170
 Minimum pension liability             (13)            --             --               (13)
                                   -------         ------          -----           -------
 Accumulated other
  comprehensive income            $    259        $  (102)        $   --          $    157
                                   =======         ======          =====           =======

------      -------------------------------------------

     "Other comprehensive income (loss)" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

                                              Pretax      Tax (Expense)     Net-of-Tax
($ in millions)                               Amount         Benefit          Amount
--------------                                ------         -------          ------
Year ended 12/31/01
-------------------
Net gain (loss) arising during the year:
   Cash flow hedges                          $   (27)       $   11           $  (16)
   Less reclassification adjustments               8            (3)               5
                                              ------         -----            -----
     Subtotal                                    (19)            8              (11)
   Unrealized gains (losses) on securities       103           (38)              65
   Minimum pension liability                       6            (2)               4
                                              ------         -----            -----
     Other comprehensive income (loss)       $    90        $  (32)          $   58
                                              ======         =====            =====

Year ended 12/31/00
-------------------
Net gain (loss) arising during the year:
   Unrealized gains (losses) on securities   $  (159)       $   57           $ (102)
                                              ------         -----            -----
     Other comprehensive income (loss)       $  (159)       $   57           $ (102)
                                              ======         =====            =====

Year ended 12/31/99
-------------------
Net gain (loss) arising during the year:
   Unrealized gains (losses) on securities   $  (242)       $   85           $ (157)
   Minimum pension liability                       2            --                2
                                              ------         -----            -----
     Other comprehensive income (loss)       $  (240)       $   85           $ (155)
                                              ======         =====            =====


13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     NS Rail provides defined pension benefits, principally for salaried employees, through participation in NS' funded and unfunded defined benefit pension plans. NS Rail also provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies. The following data relate to the combined NS plans:

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

                                              Pension Benefits                 Other Benefits
      ($ in millions)                      2001              2000           2001            2000
      --------------                       ----              ----           ----            ----
      CHANGE IN BENEFIT OBLIGATIONS
      Benefit obligation at
       beginning of year                  $   1,312         $   1,058      $    445       $    340
      Cost of early retirement benefits          --               119            --             14
      Service cost                               15                18            14             15
      Interest cost                              94                79            33             27
      Amendment                                   6                21            --             --
      Legislative changes                       (19)               --            --             --
      Actuarial (gains) losses                   36               120            21             79
      Benefits paid                            (120)             (103)          (34)           (30)
                                            -------           -------       -------        -------
         Benefit obligation at
          end of year                         1,324             1,312           479            445
                                            -------           -------       -------        -------
      CHANGE IN PLAN ASSETS
      Fair value of plan assets at
       beginning of year                      1,999             2,072           126            152
      Actual return on plan assets              (74)               30            (8)            (5)
      Employer contribution                       7                 8            34              9
      401(h) account transfer                   (14)               (8)           --             --
      Benefits paid                            (120)             (103)          (34)           (30)
                                            -------           -------       -------        -------
        Fair value of plan
         assets at end of year                1,798             1,999           118            126
                                            -------           -------       -------        -------
           Funded status                        474               687          (361)          (319)

      Unrecognized initial net asset             --                (3)           --             --
      Unrecognized (gain) loss                 (142)             (478)           46              4
      Unrecognized prior service
       cost (benefit)                            30                47            --             --
                                            -------           -------       -------        -------
      Net amount recognized                $    362          $    253      $   (315)      $   (315)
                                            =======           =======       =======        =======
(continued)

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

                                              Pension Benefits                 Other Benefits
      ($ in millions)                      2001              2000           2001            2000
      --------------                       ----              ----           ----            ----
      Amounts recognized in the
       Consolidated Balance Sheets
       consist of:
         Prepaid benefit cost             $    426          $    315       $     --        $     --
         Accrued benefit liability             (79)              (83)          (315)           (315)
         Accumulated other
          comprehensive income                  15                21             --              --
                                           -------           -------        -------         -------
            Net amount recognized         $    362          $    253       $   (315)       $   (315)
                                           =======           =======        =======         =======

     Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans' accumulated benefit obligations were $79 million at Dec. 31, 2001, and $83 million at Dec. 31, 2000. These plans' projected benefit obligations were $89 million at Dec. 31, 2001 and 2000. Because of the nature of such plans, there are no plan assets.
     NS received Section 401(h) account transfers, from pension plan assets, of $14 million in 2001 and $8 million in 2000 as reimbursement for medical payments for retirees.
     Legislative changes primarily resulting from the December 2001 amendment to the Railroad Retirement Act ("The Act") increased benefits payable to certain retirees covered by The Act. Since employees' pension benefits paid by NS are offset by a portion of benefits paid under The Act, the amendment served to reduce NS' obligation by approximately $19 million at Dec. 31, 2001.
     During 2001, NS amended its qualified and nonqualified pension plans to enhance benefits to certain NS employees. The amendments increased the pension benefit obligation by $6 million at Dec. 31, 2001.
     During 2000, NS amended its qualified pension plan to allow for the payment of qualifying disability benefits. The amendment increased the pension benefit obligation by $21 million at Dec. 31, 2000.
     Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. During 1999, NS received assets from the Conrail pension plan and assumed certain related liabilities. As a result, the measurement dates for determining pension costs were Jan. 1, 1999, and Aug. 31, 1999, and reflect discount rates of 6.75% and 7.75%, respectively, and other assumptions appropriate at those dates. A summary of the major assumptions follows:

                                           2001        2000       1999
                                           ----        ----       ----
      Funded status:
        Discount rate                      7.25%       7.50%      7.75%
        Future salary increases               5%          5%         5%
      Pension cost:
        Discount rate                      7.50%       7.75%      6.75%
        Return on assets in plans            10%         10%        10%
        Future salary increases               5%          5%         5%



Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Pension and Other Postretirement Benefit Costs
----------------------------------------------

($ in millions)                           2001        2000        1999
--------------                            ----        ----        ----
PENSION BENEFITS
Service cost                             $    15     $    18     $    17
Interest cost                                 94          79          73
Cost of early retirement programs             --         119          --
Expected return on plan assets              (202)       (192)       (152)
Amortization of prior service cost             4           4           4
Amortization of initial net asset             (3)         (7)         (7)
Recognized net actuarial (gain) loss         (24)        (38)        (22)
                                          ------      ------      ------
   Net cost (benefit)                    $  (116)    $   (17)    $   (87)
                                          ======      ======      ======

OTHER POSTRETIREMENT BENEFITS
Service cost                             $    14     $    15     $    11
Interest cost                                 33          27          23
Cost of early retirement programs             --          14          --
Expected return on plan assets               (13)        (14)        (12)
Amortization of prior service cost            --          --         (12)
Recognized net actuarial (gain) loss          --          (4)         (2)
                                          ------      ------      ------
   Net cost                              $    34     $    38     $     8
                                          ======      ======      ======

     For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 7.0% for 2002 and 6.0% for 2003. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2004 and remain at that level thereafter.
     Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in assumed health care cost trend would have the following effects:


                                                            One percentage point
($ in millions)                                        Increase              Decrease
--------------                                         --------              --------
Increase (decrease) in:
  Total service and interest cost components            $    5                $   (4)
  Postretirement benefit obligation                     $   42                $  (36)

     Under collective bargaining agreements, NS Rail participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $10 million in 2001, $7 million in 2000 and $5 million in 1999.

401(k) Plans
------------
     NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. Since 1999, NS has issued shares of its Common Stock to fund NS Rail's contributions. NS Rail's expenses under these plans were $11 million in 2001 and $12 million in both 2000 and 1999.

Item 8.     Financial Statements and Supplementary Data. (continued)
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


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of "Cash and cash equivalents," "Accounts receivable" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB No. 18, consisted of the following at December 31:


                                                          2001                    2000
                                                          ----                    ----
                                                  Carrying     Fair       Carrying     Fair
($ in millions)                                    Amount      Value       Amount      Value
--------------                                    --------     -----      --------     -----
Investments                                        $  435      $  442      $  332      $  340
Long-term debt                                        868         868         771         763

     Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.
     Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $369 million on Dec. 31, 2001, and $265 million on Dec. 31, 2000. Sales of "available-for-sale securities" were immaterial for years ended Dec. 31, 2001 and 2000.


15.   Derivative Financial Instruments

     On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The adoption of SFAS 133 and SFAS 138 resulted in the recognition of a $5 million asset and a $5 million increase in long-term debt as of Jan. 1, 2001.
     NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. NS Rail does not engage in the trading of derivatives. Management has determined that its derivative financial instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures, and has designated such instruments as hedging transactions. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

Diesel Fuel Hedging
-------------------
     In the second quarter of 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability. In order to minimize this risk, NS Rail instituted a continuous hedging strategy for a portion of its estimated future fuel needs by entering into a series of forward purchases and swaps in order to lock in the purchase prices of some of its diesel fuel. Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.
     The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80 percent of NS Rail's average monthly fuel consumption will be hedged for each month within any 36-month period. Diesel fuel costs represented 8%, 9% and 6% of NS Rail's operating expenses for the years ended Dec. 31, 2001, 2000 and 1999, respectively.
     NS Rail entered into two types of diesel fuel derivative transactions in 2001. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. In 2001, NS Rail purchased eight monthly call options at a strike price of 84 cents per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expired serially through Dec. 31, 2001, was amortized as a component of diesel fuel expense. Because the price of diesel fuel did not reach the strike price at any time during the period the options were outstanding, NS Rail did not record any benefit related to these transactions. During 2001, NS Rail entered into 222 fuel swaps for approximately 370 million gallons at an average price of approximately 68 cents per gallon of Nymex No. 2 heating oil. As of Dec. 31, 2001, outstanding swaps covered approximately 32 percent and 21 percent of estimated fuel purchases for the years 2002 and 2003, respectively.
     NS Rail's fuel hedging activity resulted in a net increase in 2001 diesel fuel expense of $8 million. Ineffectiveness related to the use of diesel fuel hedges in 2001 was less than $1 million.

Interest Rate Hedging
---------------------
     NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $251 million, or 36.7%, and $280 million, or 36.3%, of its fixed rate debt portfolio hedged at Dec. 31, 2001 and Dec. 31, 2000, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values
-----------
     The fair values of NS Rail's diesel fuel derivative instruments at Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows. At Dec. 31, 2001, "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $15 million (pretax) relating to the decrease in the fair value of the derivative fuel hedging transactions that will terminate within the next 12 months.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

     The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

                                                             December 31,
($ in millions)                                         2001              2000
--------------                                          ----              ----
Interest rate hedges:
  Gross fair market asset position                     $   12            $   5
  Gross fair market (liability) position                   --               --
Fuel hedges:
  Gross fair market asset position                         --               --
  Gross fair market (liability) position                  (19)              --
                                                         ----             ----
    Total net asset (liability) position                $  (7)           $   5
                                                         ====             ====

16.   COMMITMENTS AND CONTINGENCIES

Lawsuits
--------
     NSR and certain subsidiaries are defendants in numerous lawsuits relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. An accrual is not made when management's best estimate, based on known facts and circumstances, is that it is unlikely that a loss has been incurred.
     Presently, there are cases involving labor issues where the aggregated range of loss could be from nothing to $40 million. Management believes that NS Rail will prevail in these cases; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

Casualty Claims
---------------
     NS Rail is generally self-insured for casualty claims. Claims in excess of self-insurance levels are insured up to excess coverage limits. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims. However, it is possible that the recorded liability may not be adequate to cover the future payments of claims. Adjustments to the recorded liability will be reflected in operating expenses in the periods in which such adjustments are known.

Environmental Matters
---------------------
     NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates.
NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.
     NS Rail's balance sheets included liabilities for environmental exposures in the amount of $33 million at Dec. 31, 2001, and $36 million at Dec. 31, 2000 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2001, the liability represented
NS Rail's estimate of the probable cleanup and remediation costs based on available information at 126 identified locations. On that date, 10 sites accounted for $17 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

Item 8.     Financial Statements and Supplementary Data. (continued)
------      -------------------------------------------

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

Purchase Commitment
-------------------
     NS Rail had outstanding purchase commitments of approximately
$150 million in connection with its 2002 capital program. NS Rail has forward fuel purchase commitments in the first quarter of 2002 covering
38 million gallons of fuel at an average cost of 62 cents per gallon, which includes federal taxes.

Change-in-Control Arrangements
------------------------------
     NS has compensation agreements with officers and certain key employees that become operative only upon a change in control - as defined in those agreements - of that corporation. The agreements provide generally for payments based on compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Debt Guarantees
---------------
     As of Dec. 31, 2001, NSR and certain of its subsidiaries are contingently liable as guarantors with respect to $57 million of indebtedness of related entities.


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG LLP
Norfolk, Virginia
January 21, 2002




Item 9.     Changes in and Disagreements with Accountants on Accounting
------      -----------------------------------------------------------
            and Financial Disclosure.
            ------------------------

     None.








                                   PART III
                                   --------

            NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------

Item 11.    Executive Compensation.
-------     ----------------------

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------

     and

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Norfolk Southern Railway's definitive Proxy Statement, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 22, 2001, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by
Item 401 of Regulation S-K is included in Part I hereof beginning on Page 15 under "Executive Officers of the Registrant."



                                   PART IV
                                   -------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Item l4.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K.
            -------------------

(A)   The following documents are filed as part of this report:

      1.    Index to Consolidated Financial Statements:                   Page
            ------------------------------------------                    ----

            Consolidated Statements of Income
             Years ended December 31, 2001, 2000 and 1999                  41

            Consolidated Balance Sheets
             As of December 31, 2001 and 2000                              42

            Consolidated Statements of Cash Flows
             Years ended December 31, 2001, 2000 and 1999                  44

            Consolidated Statements of Changes in
             Stockholders' Equity
             Years ended December 31, 2001, 2000 and 1999                  46

            Notes to Consolidated Financial Statements                     47

            Independent Auditors' Report                                   68

     2.     Financial Statement Schedule:

                 The following consolidated financial statement schedule
            should be read in connection with the consolidated financial statements:

            Index to Consolidated Financial Statement Schedule           Page
            --------------------------------------------------           ----

            Schedule II - Valuation and Qualifying Accounts               76

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


Item l4.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------

       3.   Exhibits

Exhibit
Number      Description
-------     --------------------------------------------------------

      3     Articles of Incorporation and Bylaws -

      3(i) The amended Restated Articles of Incorporation of Norfolk Southern Railway Company are incorporated by reference to
            Exhibit 3(i) to Norfolk Southern Railway Company's 10-K filed on March 8, 2001.

      3(ii) The Bylaws of Norfolk Southern Railway Company are incorporated by reference to Exhibit 3(ii) to Norfolk
            Southern Railway Company's 10-K filed on March 8, 2001.

      4     Instruments Defining the Rights of Security Holders,
            Including Indentures -

            In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern Railway Company and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

     10     Material Contracts -

     (a) The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, is incorporated herein by reference from Exhibit 10 to Norfolk Southern Railway Company's Form 8-K filed on June 30, 1997.

     (b) Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (c) Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation,
            CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (d) Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company is incorporated herein by reference from Exhibit 10.3 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (e) Amendment No. 1, dated as of September 29, 2001, to Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is filed herewith.

     (f) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from
            Exhibit 10.4 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.


Item l4.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------

      3.    Exhibits (continued)

Exhibit
Number      Description
-------     --------------------------------------------------------

     10     Material Contracts (continued) -

     (g) Shared Assets Area Operating Agreement for South Jersey/ Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (h) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation,
            CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from
            Exhibit 10.6 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (i) Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/ Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Railway Company's 10-K filed on March 8, 2001.

     (j) Amendment No. 2, dated as January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/ Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is filed herewith.

     (k) Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit
            10.7 to Norfolk Southern Railway Company's Form 10-Q filed on August 11, 1999.

     (l) The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Railway Company's Form 10-K filed on March 6, 2000.

     (m) The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 - is incorporated by reference to Exhibit 10(k) to Norfolk Southern Railway Company's Form 10-K filed on March 8, 2001.



Item l4.    Exhibits, Financial Statement Schedule and
-------     ------------------------------------------
            Reports on Form 8-K. (continued)
            -------------------

      3.    Exhibits (continued)

Exhibit
Number      Description
-------     --------------------------------------------------------

     21     Subsidiaries of the Registrant.

     (B)    Reports on Form 8-K.

                 None.

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

POWER OF ATTORNEY
-----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and Henry D. Light, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and Henry D. Light, or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2002.

     NORFOLK SOUTHERN RAILWAY COMPANY


     By     /s/ David R. Goode
            ------------------------------------
            (David R. Goode, President and
             Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2002, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

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


/s/ John P. Rathbone
--------------------------          Vice President and Controller
(John P. Rathbone)                  (Principal Accounting Officer)


/s/ Henry C. Wolf
--------------------------          Vice President and Chief Financial Officer
(Henry C. Wolf)                     and Director (Principal Financial Officer)


/s/ L. I. Prillaman
--------------------------
(L. I. Prillaman)                   Director


/s/ Stephen C. Tobias
--------------------------
(Stephen C. Tobias)                 Director

                                                                  Schedule II
                                                                  Page 1 of 2

                              Norfolk Southern Railway Company and Subsidiaries
                              -------------------------------------------------
                                      Valuation and Qualifying Accounts
                                Years Ended December 31, 1999, 2000 and 2001
                                          (In millions of dollars)

                                                      Additions charged to
                                                      --------------------
                                    Beginning        Other                                      Ending
                                     Balance       Expenses        Accounts      Deductions     Balance
                                    ---------      --------        --------      ----------     -------

Year ended December 31, 1999
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $     1        $    --         $    --       $    --        $     1
Casualty and other claims
 included in other
 liabilities                        $   271        $   114         $     9 (1)   $   119 (2)    $   275
Current portion of casualty
 and other claims included
 in accounts payable                $   143        $    19         $   191 (1)   $   173 (3)    $   180

Year ended December 31, 2000
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $     1        $    --         $    --       $    --        $     1
Casualty and other claims
 included in other
 liabilities                        $   275        $   117         $      8 (1)  $    138 (2)   $   262
Current portion of casualty
 and other claims included
 in accounts payable                $   180        $    19         $    221 (1)  $    198 (3)   $   222


(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)     Payments and reclassifications to/from accounts payable.

(3)     Payments and reclassifications to/from other liabilities.

                                                                 (continued)

                                                                  Schedule II
                                                                  Page 1 of 2

                              Norfolk Southern Railway Company and Subsidiaries
                              -------------------------------------------------
                                      Valuation and Qualifying Accounts
                                Years Ended December 31, 1999, 2000 and 2001
                                          (In millions of dollars)

                                                      Additions charged to
                                                      --------------------
                                    Beginning        Other                                      Ending
                                     Balance       Expenses        Accounts      Deductions     Balance
                                    ---------      --------        --------      ----------     -------

Year ended December 31, 2001
----------------------------
Valuation allowance (included
 net in deferred tax
 liability) for deferred tax
 assets                             $     1        $    --         $    --       $    --        $     1
Casualty and other claims
 included in other
 liabilities                        $   262        $   109         $    20 (1)   $   127 (2)    $   264
Current portion of casualty
 and other claims included
 in accounts payable                $   222        $    22         $   142 (1)   $   195 (3)    $   191



(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)     Payments and reclassifications to/from accounts payable.

(3)     Payments and reclassifications to/from other liabilities.

                                 EXHIBIT INDEX
                                 -------------

             NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NSR)

Electronic
Submission
Exhibit
Number      Description                                                 Page
----------  ----------------------------------------------------------- ----

  10(e)     Amendment No. 1, dated as of September 29, 2001, to
            Operating Agreement, dated as of June 1, 1999, by and
            between Pensylvania Lines LLC and Norfolk Southern
            Railway Company.                                              79

  10(j)     Amendment No. 2, dated as January 1, 2001, to the Shared
            Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX
            Transportation, Inc. and Norfolk Southern Railway Company,
            with exhibit thereto.                                         81

  21        Subsidiaries of Norfolk Southern Railway Company.             93

Exhibits 10(e) and 10(j) are not included in copies assembled for public dissemination. If you have a need for this type of information, we will be pleased to send it to you.


                                    Write to:
                          Office of Corporate Secretary
                         Norfolk Southern Railway Company
                              Three Commercial Place
                          Norfolk, Virginia 23510-9219