Form 10-Q
period 2002-03-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2002-04-24
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               -----------------------


                                      FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended MARCH 31, 2002

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

     Class                                  Outstanding as of March 31, 2002
     -----                                  --------------------------------
Common Stock (par value $1.00)	                   16,668,997



                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----
Part  I.	Financial Information:

            Item 1.     Financial Statements:

                        Consolidated Statements of Income
                        Three Months Ended March 31, 2002 and 2001         3

                        Consolidated Balance Sheets
                        March 31, 2002, and December 31, 2001              4

                        Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2002 and 2001         5

                        Notes to Consolidated Financial Statements         6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     12

            Item 3.     Quantitative and Qualitative Disclosures
                        About Market Risks                                19

Part II.    Other Information:

            Item 6.     Exhibits and Reports on Form 8-K                  20

Signatures                                                                21



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements.
------      --------------------

                   NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
             (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                            Consolidated Statements of Income
                                    ($ in millions)
                                      (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                      2002            2001
                                                                      ----            ----
Railway operating revenues:
     Coal                                                            $    359        $    393
     General merchandise                                                  869             871
     Intermodal                                                           229             238
                                                                      -------         -------
          TOTAL RAILWAY OPERATING REVENUES                              1,457           1,502
                                                                      -------         -------

Railway operating expenses:
     Compensation and benefits                                            383             394
     Materials, services and rents                                        453             486
     Conrail rents and services (Note 3)                                  121             117
     Depreciation                                                         123             123
     Diesel fuel                                                           81             117
     Casualties and other claims                                           35              37
     Other                                                                 61              76
                                                                      -------         -------
          TOTAL RAILWAY OPERATING EXPENSES                              1,257           1,350
                                                                      -------         -------

          Income from railway operations                                  200             152

Other income (expense) - net                                              (52)            (45)
Interest expense on debt                                                   (9)             (8)
                                                                      -------         -------
          Income before income taxes                                      139              99

Provision for income taxes                                                 54              37
                                                                      -------         -------

          NET INCOME                                                 $     85        $     62
                                                                      =======         =======

See accompanying notes to Consolidated Financial Statements.


Item 1.	Financial Statements.  (continued)
------	--------------------

                    NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
              (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                             Consolidated Balance Sheets
                                  ($ in millions)
                                    (Unaudited)

                                                             March 31, 2002       Dec. 31, 2001
                                                             --------------       -------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $    120              $    167
     Accounts receivable net of allowance for doubtful
       accounts of $5 million (Note 3)                               126                   152
     Due from Conrail (Note 3)                                         5                     8
     Materials and supplies                                           91                    87
     Deferred income taxes                                           155                   153
     Other current assets                                             85                    98
                                                                 -------               -------
          Total current assets                                       582                   665

Investments (Note 5)                                                 775                   631
Properties less accumulated depreciation                          10,742                10,672
Other assets                                                         608                   573
                                                                 -------               -------
          TOTAL ASSETS                                          $ 12,707              $ 12,541
                                                                 =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    788              $    819
     Income and other taxes                                          202                   236
     Due to NS - net (Note 3)                                        407                   517
     Notes and accounts payable to Conrail (Note 3)                   83                   373
     Other current liabilities                                       123                   134
     Current maturities of long-term debt                             92                    88
                                                                 -------               -------
          Total current liabilities                                1,695                 2,167

Long-term debt                                                       798                   780
Other liabilities                                                  1,002                 1,024
Due to Conrail (Note 3)                                              367                    --
Minority interests                                                     3                     3
Deferred income taxes                                              3,842                 3,746
                                                                 -------               -------
          TOTAL LIABILITIES                                        7,707                 7,720
                                                                 -------               -------

Stockholders' equity:
     Serial preferred stock                                           55                    55
     Common stock                                                    167                   167
     Additional paid-in capital                                      706                   706
     Accumulated other comprehensive income (Note 5)                 310                   215
     Retained income                                               3,762                 3,678
                                                                 -------               -------
          TOTAL STOCKHOLDERS' EQUITY                               5,000                 4,821
                                                                 -------               -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 12,707              $ 12,541
                                                                 =======               =======

See accompanying notes to Consolidated Financial Statements.


Item 1.	Financial Statements.  (continued)
------	--------------------

                     NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
               (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                           Consolidated Statements of Cash Flows
                                     ($ in millions)
                                       (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                         2002            2001
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $   85          $   62
     Reconciliation of net income to net cash
       provided by operating activities:
          Depreciation                                                     124             123
          Deferred income taxes                                             29             (39)
          Nonoperating gains on properties and investments                 (10)             (7)
          Changes in assets and liabilities affecting operations:
               Accounts receivable                                          26              (1)
               Materials and supplies                                       (4)             (1)
               Other current assets and due from Conrail                    27              69
               Income tax liabilities                                       (1)             23
               Other short-term liabilities                                (43)           (106)
               Other - net                                                 (52)            (52)
                                                                         -----           -----
                    Net cash provided by operating activities              181              71

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                   (179)           (273)
     Property sales and other transactions                                  (9)              2
     Investments, including short-term                                     (22)            (33)
     Investment sales and other transactions                                --               2
                                                                         -----           -----
                    Net cash used for investing activities                (210)           (302)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends                                                              (1)             (1)
     Advances to NS                                                       (112)             --
     Advances and repayments from NS                                         2              21
     Proceeds from borrowings                                              133             258
     Debt repayments                                                       (40)            (20)
                                                                         -----           -----
                    Net cash provided by (used for)
                      financing activities                                 (18)            258
                                                                         -----           -----
                    Net increase (decrease) in cash
                      and cash equivalents                                 (47)             27

CASH AND CASH EQUIVALENTS:
     At beginning of year                                                  167              --
                                                                         -----           -----
     At end of period                                                   $  120          $   27
                                                                         =====           =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest (net of amounts capitalized)                         $   13          $   34
          Income taxes                                                  $   27          $   60

See accompanying notes to Consolidated Financial Statements.

Item 1.	Financial Statements.  (continued)
------	--------------------

              NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
          (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                     Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

      Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

2.    Commitments and Contingencies

      Lawsuits
      --------
      NSR and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.

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

      NS Rail's balance sheets included liabilities for environmental exposures in the amount of $30 million at March 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability for each period). At March 31, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 123 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site

Item 1.	Financial Statements.  (continued)
------	--------------------

      was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

      At some of the 123 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
      (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

      Purchase Commitments
      --------------------
      At March 31, 2002, NS Rail had outstanding purchase commitments of approximately $60 million in connection with its 2002 capital program. NS Rail had forward fuel purchase commitments for the remainder of 2002 covering 51 million gallons of fuel at an average cost of 63 cents per gallon, which includes federal taxes.

3.    Related Parties

      General
      -------
      NS is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and
      Chief Operating Officer.   NS charges NS Rail a fee for management
      services it performs for NS Rail (which totaled $146 million and included a $9 million mark-up in the first quarter of 2002 and totaled $144 million and included a $9 million markup in the first quarter of
      2001).  In addition, NS charges NS Rail a revenue-based

Item 1.	Financial Statements.  (continued)
------	--------------------

      licensing fee (which totaled $21 million in each of the first quarters of 2002 and 2001) for use of certain intangible assets owned by NS.

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

      NS Rail's Consolidated Balance Sheet at March 31, 2002, included $70 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through
      March 31, 2002, NS Rail has paid $99 million of these costs.

      NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $6 million annually.

      "Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas.

      A significant portion of payments made to PRR is borrowed back from a PRR subsidiary. Previously, these loans were made under a global demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new global note due in 2032. As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail." The interest rate for these loans is variable and was 2.66 percent at March 31, 2002. The current balance "Due to Conrail" at March 31, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above. At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

      Sales of Accounts Receivable
      ----------------------------
      NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable. NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities. Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail. NS Rail has no retained interest in the sold receivables.

      Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $562 million at March 31, 2002, and $534 million at Dec. 31, 2001, of sold receivables are not included on the NS Rail Consolidated Balance

Item 1.	Financial Statements.  (continued)
------	--------------------

      Sheets. Fees associated with the sale, which totaled $67 million and $68 million in each of the first quarters of 2002 and 2001, respectively, are based on historical dilution and prevailing interest rates and are included in "Other income (expense) - net."

      Intercompany Accounts
      ---------------------

                                               March 31, 2002            Dec. 31, 2001
                                               --------------            -------------
                                                          Average                  Average
                                                          Interest                 Interest
                                             Balance        Rate      Balance        Rate
                                             -------      --------    -------      --------
                                                             ($ in millions)

      Due from NS:
        Advances                             $   68          2%       $   68          2%

      Due to NS:
        Notes                                  (475)         3%         (585)         3%
                                              -----                    -----
            Due to NS - net                  $ (407)                  $ (517)
                                              =====                    =====

      Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. NS Rail's first quarter results include interest income of $3 million in each of 2002 and 2001 and interest expense of $3 million in 2002 and $4 million in 2001 related to these intercompany accounts. These amounts are included in "Other income (expense) - net."

      Intercompany Federal Income Tax Accounts
      ----------------------------------------
      In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $876 million at March 31, 2002, and $871 million at Dec. 31, 2001.

4.    Derivative Financial Instruments

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

      Diesel Fuel Hedging
      -------------------
      In second quarter 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments. Diesel fuel costs represented approximately 6 percent and 9 percent of NS Rail's operating expenses for first quarter 2002 and 2001, respectively. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS Rail's average monthly fuel consumption will be hedged for each month within any thirty-six month period.

Item 1.	Financial Statements.  (continued)
------	--------------------

      NS Rail's management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices. During first quarter 2002 NS Rail entered into 72 fuel swaps for approximately
      101 million gallons at an average price of approximately $0.61 per gallon of Nymex No. 2 heating oil. As of March 31, 2002, outstanding swaps covered approximately 42 percent, 32 percent, and 2 percent of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

      NS Rail's fuel hedging activity resulted in a net increase in diesel fuel expense of $4 million for the first quarter 2002. Ineffectiveness related to the use of diesel fuel hedges was approximately $1 million for the quarter.

      Interest Rate Hedging
      ---------------------
      NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $243 million, or 36.3 percent, and $251 million, or 36.7 percent, of its fixed rate debt portfolio hedged at March 31, 2002 and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

      Fair Values
      -----------
      The fair values of NS Rail's diesel fuel derivative instruments at March 31, 2002 and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. "Accumulated other comprehensive income," a component of "Stockholders' equity," includes $10 million (pretax) of unrealized gains at March 31, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

      The asset and liability positions of NS Rail's outstanding derivative financial instruments at March 31, 2002 and Dec. 31, 2001 were as follows:

                                                            March 31,      Dec. 31,
										  2002	     2001
                                                              ----           ----
                                                                ($ in millions)
     Interest rate hedges:
         Gross fair market asset position                    $ 10            $ 12

      Fuel hedges:
         Gross fair market asset position                      16              --
         Gross fair market (liability) position                (1)            (19)
                                                             ----            ----
      Total net asset (liability) position                   $ 25            $ (7)
                                                             ====            ====


Item 1.	Financial Statements.  (continued)
------	--------------------


5.    Comprehensive Income

      NS Rail's total comprehensive income was as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                 2002          2001
                                                                 ----          ----
                                                                  ($ in millions)

      Net income                                                 $   85        $   62
      Other comprehensive income                                     95            46
                                                                  -----         -----
           Total comprehensive income                            $  180        $  108
                                                                  =====         =====

      For NS Rail, "Other comprehensive income" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and amounts related to cash flow hedges.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.
            -------------------------

                NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                             and Results of Operations


RESULTS OF OPERATIONS

Net Income
----------
First-quarter net income was $85 million in 2002, up $23 million, or 37 percent, compared with first quarter last year. The improvement was primarily the result of a 32 percent increase in income from railway operations, which was driven by lower railway operating expenses.

Railway Operating Revenues
--------------------------
First-quarter railway operating revenues were $1.5 billion in 2002, down $45 million, or 3 percent, compared with 2001. As shown in the following table, the decline was primarily the result of lower traffic volume.

                                                       First Quarter
                                                       2002 vs.  2001
                                                     Increase (Decrease)
                                                     ------------------
                                                       ($ in millions)

      Traffic volume (carloads)                            $   (43)
      Revenue per unit/mix                                      (2)
                                                            ------
                                                           $   (45)
                                                            ======

Revenues and carloads for the commodity groups were as follows:

                                                             Revenues             Carloads
                                                          2002      2001       2002      2001
                                                          ----      ----       ----      ----
                                                          ($ in millions)      (In thousands)

Coal                                                      $  359	 $  393       398     439
General merchandise:
     Automotive                                              228      214       163     152
     Chemicals                                               186      188       104     107
     Metals/construction                                     160      165       162     166
     Paper/clay/forest                                       141      154       105     117
     Agr./consumer prod./govt.                               154      150       125     130
                                                           -----    -----     -----   -----
General merchandise                                          869      871       659     672
Intermodal                                                   229      238       549     543
                                                           -----    -----     -----   -----
          Total                                           $1,457   $1,502     1,606   1,654
                                                           =====    =====     =====   =====

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Coal
----
Coal revenues decreased $34 million, or 9 percent, in the first quarter, compared with the same period of last year. Total tonnage handled declined 9 percent, reflecting lower utility volume, compared with a strong first quarter of 2001, and continued weakness in export coal traffic. Lower utility volume principally resulted from reduced demand that reflected a mild winter, higher stockpiles and lower natural gas prices (resulting in more power generation at gas-fired plants). The decline in export volume was primarily the result of high coal prices and weak demand.

In the near term, coal revenues are expected to be comparable to those of last year and to post year-over-year increases later in the year as utilities deplete their stockpiles.

General Merchandise
-------------------
First-quarter general merchandise revenues decreased $2 million in 2002, compared with the first quarter of 2001. Traffic volume (carloads) declined 2 percent, as all commodity groups except automotive posted decreases. Paper/clay/forest traffic volume was 10 percent lower, reflecting continued weakness in the paper market. Agriculture/consumer products/government traffic volume dropped 4 percent, primarily a result of fewer shipments of fertilizers, grains and feed. Chemicals traffic volume decreased 3 percent, largely because of reduced industrial demand. Metals/construction traffic volume fell 3 percent, reflecting less construction shipments. Automotive posted the only increase in traffic volume, up 7 percent, a result of stronger-than-expected light vehicle production. General merchandise revenue per unit increased 2 percent, driven by a 7 percent increase in the agriculture/consumer products/government commodity group that reflected a favorable change in the mix of traffic (more longer-haul shipments).

General merchandise revenues are not expected to post year-over-year improvements until later in the year, when a stronger economy is anticipated.

Intermodal
----------
First-quarter intermodal revenues decreased $9 million, or 4 percent, in 2002, compared with the first quarter of 2001. Revenue per unit declined
5 percent, reflecting the absence of fuel surcharges that were in place in 2001, market-driven rate reductions (largely a result of excess truck capacity) and a change in the mix of traffic (less trailer shipments, which have a higher revenue per unit). Intermodal traffic volume increased
1 percent, as a 4 percent increase in container shipments and a 6 percent gain in Triple Crown volume more than offset a 14 percent decline in trailer shipments, which reflects the conversion of trailer traffic to containers. Traffic volume continued to benefit from new business supported by the recently completed expansion of the intermodal network and service improvements.

Intermodal revenues are expected to continue to benefit from continued improvements in service and the terminal capacity added in 2001.

Railway Operating Expenses
--------------------------
First-quarter railway operating expenses were $1.3 billion in 2002, down $93 million, or 7 percent, compared with first quarter 2001.

Compensation and benefits expenses decreased $11 million, or 3 percent, in the first quarter, as lower payrolls and reduced payroll taxes more than offset higher health and welfare benefit costs, lower pension income and higher wage rates.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Materials, services and rents decreased $33 million, or 7 percent, in the first quarter, reflecting lower equipment rents and reduced expenses for materials, primarily for locomotive and car repairs. These lower costs were partially offset by higher expenses for volume-related purchased services.

Conrail rents and services expenses increased $4 million, or 3 percent, in the first quarter, reflecting a slight increase in operating fees and lease rentals.

Depreciation expense was unchanged in the first quarter, as lower rates implemented as a result of a recently completed depreciation study offset the effects of property additions.

Diesel fuel expenses decreased $36 million, or 31 percent, in the first quarter, a result of a 27 percent drop in the average price per gallon and a 6 percent reduction in consumption.

Other expense decreased $15 million, or 20 percent, in the first quarter, due to a reduction to prior years' property tax accruals, reflecting a first-quarter settlement, and a favorable bad debt settlement.

Other Income (Expense) - Net
----------------------------
Other income (expense) - net was an expense of $52 million in the first quarter of 2002, $7 million higher than in the first quarter of 2001. The increase was principally the result of the absence of a $13 million gain from a nonrecurring settlement that benefited 2001.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $181 million in the first quarter of 2002, compared with $71 million in the first quarter of 2001. The increase was principally the result of lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and the timing of payrolls and Conrail payments. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings."
NS Rail's net cash flow from these borrowings amounted to $66 million in the first quarter of 2002 and $79 million in the first quarter of 2001.

NS Rail's working capital deficit was $1.1 billion at March 31, 2002, compared with $1.5 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the global note under which NS Rail borrows funds from the PRR subsidiary (see Note 3) and a reduction in the net amount due to NS.

NS Rail looks to NS to provide needed funding. NS currently has the capability to increase the amount of accounts receivable being sold under its revolving sale program. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $359 million to $468 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt. However, any reduction in its credit rating could limit NS' ability to access the commercial paper markets.

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


As the major NS subsidiary, NS Rail provides funding to service NS' debt. NS' debt at March 31, 2002, totaled $6.7 billion. Of this debt, $1.5 billion is due between 2002 and 2006.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on the view that the economy will remain flat in the second quarter and resume growth in the third and fourth quarters.

Cash used for investing activities decreased significantly in the first quarter of 2002, compared with the first quarter of 2001. The decline was principally the result of lower capital expenditure driven by fewer locomotive purchases.

Cash flows from financing activities were a use of $18 million quarter of 2002, compared with a source of $258 million in the first quarter of 2001, reflecting a decrease in equipment financing and an increase in advances to NS. First-quarter 2002 financing activities included loan transactions with a PRR subsidiary that resulted in net borrowings of $66 million and proceeds from the sale of equipment trust certificates that amounted to $52 million. Financing activities in the first quarter of 2001 included $174 million of proceeds from the sale of equipment trust certificates and $79 million of net borrowings from the PRR subsidiary. Advances to NS typically account for most of the cash used for financing requirements and reflect NS' requirements.

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

Labor Agreements
----------------
Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,400 NS employees, and with the Brotherhood of Locomotive Engineers, which represents about 5,000 NS employees. In addition, a tentative national agreement (subject to ratification) has been reached with the United Transportation Union, which represents about 7,000 NS employees.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

As of March 31, 2002, through swap transactions and advance purchases, NS Rail has hedged approximately 56 percent of expected diesel fuel requirements for the remainder of 2002. The effect of the hedges is to yield an average cost of 70 cents per hedged gallon, including federal taxes and transportation.

A 10 percent decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $21 million.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio. NS Rail's debt subject to interest rate exposure totaled $457 million at March 31, 2002. A 1 percent increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

The capital leases, which carry an average fixed rate of 7.1 percent, were effectively converted to variable rate obligations using interest rate swap agreements. On March 31, 2002, the average pay rate under these agreements was 2.7 percent, and the average receive rate was 7.1 percent. A portion of the lease obligations is payable in Japanese yen. NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million and $3 million in first quarter 2002 and 2001, respectively. Capital expenditures totaled approximately $2 million in each quarter.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $30 million at March 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period). At March 31, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 123 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

At some of the 123 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are unavoidably imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.

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

Critical Accounting Policies
----------------------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions.

Critical accounting policies are defined as those that are both important to the portrayal of NS Rail's financial condition and results of operations and require management to exercise significant judgments. NS Rail's critical accounting policies included those addressing the recoverability and useful lives of assets and the estimation of liabilities and loss expenses for litigation, environmental remediation, casualty claims, income taxes, pensions and postretirement benefits.

NS Rail's investment in rail and other track material is depreciated primarily on the basis of use as measured by gross-ton miles. Other assets are depreciated using straight-line rates. The assumptions supporting these depreciation rates, including those of expected useful lives and salvage values, are based on a periodic review of historical retirement patterns and experience, taking into account any change in operations. Actual results could differ from these estimates due to changes in

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


retirement or maintenance patterns, the introduction of new technology, or other changes in the expected usage of certain assets. In addition, NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on estimates of future undiscounted cash flows or net realizable value. These estimates may change based on changes in circumstances, including actual cash flows generated, changes in market conditions and recent asset sales.

NS Rail's estimates of liabilities and loss expenses related to lawsuits and environmental remediation are evaluated on a case by case basis. These estimates are based on known facts and circumstances and reflect management's best estimate of loss. Future developments could materially change these estimates. Casualty reserves are established using an actuarial review of historical loss experience and expected exposure information. Changes in either could materially affect the recorded liability.

NS Rail is included in the consolidated federal tax return of NS. NS Rail records income tax expense and the associated liabilities on a separate company basis based upon estimates of current tax exposure together with an assessment of the effect of differing treatments of certain items for tax and accounting purposes, which result in deferred tax assets and liabilities. The valuation of these assets includes an assessment of the likelihood that they will be recovered from future taxable income. Changes in these assessments and estimates may occur from the passage of new tax laws, resolution of audit issues, changes in the level of taxable income and changes in the tax jurisdictions in which NS Rail operates.

The accounting for NS Rail's pension and postretirement benefit programs is based on a number of assumptions that are reviewed periodically. These include a weighted average discount rate, a health care cost trend rate, a long-term rate of return on benefit plan assets and the rate of increase to future compensation levels. These assumptions are affected by changes in interest rates, actual health care cost experience and projected cost trends, the actual performance of plan assets and changes in compensation levels or policies.

REQUIRED ACCOUNTING CHANGE

NS Rail's adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective Jan. 1, 2002, did not have a material effect on its financial statements.

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


Item 3.     Quantitative and Qualitative Disclosures About Market Risks.
------      -----------------------------------------------------------


     The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 under the heading "Market Risks and Hedging Activities."



PART II.  OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K.
------      --------------------------------

      None


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORFOLK SOUTHERN RAILWAY COMPANY
	                         ---------------------------------
                               (Registrant)




Date:	April 24, 2002		 /s/ Reginald J. Chaney
      --------------           ------------------------------------------
                               Reginald J. Chaney
                               Corporate Secretary (Signature)




Date:	April 24, 2002           /s/ John P. Rathbone
      --------------           ------------------------------------------
                               John P. Rathbone
                               Vice President and Controller
                               (Principal Accounting Officer) (Signature)