Form 10-Q
period 2002-06-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2002-08-08
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                              -----------------------


                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to
                                     ----------    ----------
Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2


                       NORFOLK SOUTHERN RAILWAY COMPANY
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Virginia                                   53-6002016
-----------------------------------	      ---------------------------------
(State or other jurisdiction of 	      (IRS Employer Identification No.)
 incorporation or organization)

    Three Commercial Place
      Norfolk, Virginia	                              23510-2191
-----------------------------------       ---------------------------------
(Address of principal executive offices)	             Zip Code


Registrant's telephone number, including area code	  (757) 629-2680
									--------------------


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

            Class                        Outstanding as of July 31, 2002
		-----                        -------------------------------
      Common Stock (par value $1.00)               16,668,997



                                TABLE OF CONTENTS
                                -----------------

                                                                      Page
                                                                      ----
Part  I.	Financial Information:

            Item 1.     Financial Statements:

                        Consolidated Statements of Income
                        Three and Six Months Ended
                        June 30, 2002 and 2001                           3

                        Consolidated Balance Sheets
                        June 30, 2002, and Dec. 31, 2001                 4

                        Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 2002 and 2001          5

                        Notes to Consolidated Financial Statements       6

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   12

             Item 3.    Quantitative and Qualitative Disclosures
                        About Market Risks                              19

Part II.	Other Information:

		Item 6.	Exhibit							20

Signatures                                                              21

Exhibit Index                                                           22



                           PART I.  FINANCIAL INFORMATION
                           ------------------------------

Item 1.	Financial Statements.
------	--------------------

                 NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
          (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                         Consolidated Statements of Income
                                 ($ in millions)
                                   (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               ------------------        ----------------
                                               2002          2001        2002        2001
                                               ----          ----        ----        ----

Railway operating revenues:
   Coal                                       $   350       $   395     $   709     $   788
   General merchandise                            948           922       1,817       1,793
   Intermodal                                     249           233         478         471
                                              -------       -------     -------     -------
      TOTAL RAILWAY OPERATING REVENUES          1,547         1,550       3,004       3,052
                                              -------       -------     -------     -------

Railway operating expenses:
   Compensation and benefits                      377           372         760         766
   Materials, services and rents                  454           483         907         969
   Conrail rents and services (Note 3)            115           120         236         237
   Depreciation                                   125           124         248         247
   Diesel fuel                                     84           106         165         223
   Casualties and other claims                     37            40          72          77
   Other                                           78            71         139         147
                                              -------       -------     -------     -------
      TOTAL RAILWAY OPERATING EXPENSES          1,270         1,316       2,527       2,666
                                              -------       -------     -------     -------

         Income from railway operations           277           234         477         386

Other income (expense) - net                      (60)          (87)       (112)       (132)
Interest expense on debt                           (7)          (10)        (16)        (18)
                                              -------       -------     -------     -------

         Income before income taxes               210           137         349         236

Provision for income taxes                         84            54         138          91
                                              -------       -------     -------     -------
         NET INCOME                           $   126       $    83     $   211     $   145
                                              =======       =======     =======     =======


See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

                  NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
           (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                           Consolidated Balance Sheets
                                 ($ in millions)
                                   (Unaudited)

                                                       June 30, 2002       Dec. 31, 2001
                                                       -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                              $     47           $    167
   Accounts receivable, net (Note 3)                           117                152
   Due from Conrail (Note 3)                                     5                  8
   Materials and supplies                                       97                 87
   Deferred income taxes                                       151                153
   Other current assets                                         61                 98
                                                          --------           --------
      Total current assets                                     478                665

Investments (Note 5)                                           786                631
Properties less accumulated depreciation                    10,771             10,672
Other assets                                                   616                573
                                                          --------           --------
      TOTAL ASSETS                                        $ 12,651           $ 12,541
                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $    803           $    819
   Income and other taxes                                      211                236
   Due to NS - net (Note 3)                                    187                517
   Due to Conrail (Note 3)                                      77                373
   Other current liabilities                                   105                134
   Current maturities of long-term debt                         92                 88
                                                          --------           --------
      Total current liabilities                              1,475              2,167

Long-term debt                                                 791                780
Other liabilities                                              983              1,024
Due to Conrail (Note 3)                                        398                 --
Minority interests                                               3                  3
Deferred income taxes                                        3,885              3,746
                                                          --------           --------
      TOTAL LIABILITIES                                      7,535              7,720
                                                          --------           --------

Stockholders' equity:
   Serial preferred stock                                       55                 55
   Common stock                                                167                167
   Additional paid-in capital                                  706                706
   Accumulated other comprehensive income (Note 5)             300                215
   Retained income                                           3,888              3,678
                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY                             5,116              4,821
                                                          --------           --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 12,651           $ 12,541
                                                          ========           ========

See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

                    NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES
             (A Majority-Owned Subsidiary of Norfolk Southern Corporation)
                          Consolidated Statements of Cash Flows
                                    ($ in millions)
                                      (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          ----------------
                                                          2002        2001
                                                          ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   211     $   145
   Reconciliation of net income to net cash
    provided by operating activities:
      Depreciation                                           248         248
      Deferred income taxes                                   74         (10)
      Nonoperating gains on properties and investments       (12)         (8)
      Changes in assets and liabilities affecting
       operations:
         Accounts receivable                                  35         (15)
         Materials and supplies                              (10)         (5)
         Other current assets and due from Conrail            51         102
         Income tax liabilities                               27          43
         Other short-term liabilities                        (61)       (108)
         Other - net                                         (71)        (96)
                                                         -------     -------
         Net cash provided by operating activities           492         296

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                       (330)       (420)
   Property sales and other transactions                     (10)         14
   Investments, including short-term                         (42)        (55)
   Investment sales and other transactions                    --          11
                                                         -------     -------
         Net cash used for investing activities             (382)       (450)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends                                                  (1)         (1)
   Advances to NS                                           (334)       (106)
   Advances and repayments from NS                             4           8
   Proceeds from borrowings                                  198         340
   Debt repayments                                           (97)        (62)
                                                         -------     -------
         Net cash provided by (used for)
          financing activities                              (230)        179
                                                         -------     -------
         Net increase (decrease) in cash and
          cash equivalents                                  (120)         25

CASH AND CASH EQUIVALENTS:
   At beginning of year                                      167          --
                                                         -------     -------
   At end of period                                      $    47     $    25
                                                         =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest (net of amounts capitalized)              $    26     $    49
      Income taxes                                       $    35     $    64

See accompanying notes to Consolidated Financial Statements.

Item 1.     Financial Statements.  (continued)
------      --------------------

         NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)
     (A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])
                Notes to Consolidated Financial Statements
                              (Unaudited)


1. In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

      Although Management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with: (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and in any subsequent Quarterly Report on Form 10-Q and (b) any Current Reports on Form 8-K.

2.    Commitments and Contingencies

      Lawsuits
      --------
      NSR and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability is adequate to cover the future payment of such liability and claims. However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter. Any adjustments to recorded liability will be reflected in expenses in the periods in which such adjustments are known.

      Presently, there are cases involving labor arbitration claims for "New York Dock" income protection benefits where the aggregated range of loss could be from nothing to $40 million. Management believes that NS Rail will prevail in these cases; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

      In addition, there are several lawsuits involving labor issues for which a probable liability has been accrued through a charge to expenses. It is possible that the loss in these cases could exceed the accrued liability; however, this amount cannot reasonably be estimated. An unfavorable outcome in these cases could result in an additional accrual that could be significant to results of operations in a particular year or quarter.

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

Item 1.     Financial Statements.  (continued)
------      --------------------

      Environmental Matters
      ---------------------
      NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

      NS Rail's balance sheets included liabilities for environmental exposures in the amount of $29 million at June 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability for each period). At June 30, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 124 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

      At some of the 124 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 1.     Financial Statements.  (continued)
------      --------------------

      Purchase Commitments
      --------------------
      At June 30, 2002, NS Rail had outstanding purchase commitments of approximately $11 million in connection with its 2002 capital program. NS Rail had forward fuel purchase commitments for the remainder of 2002 covering 13 million gallons of fuel at an average cost of 64 cents per gallon, which includes federal taxes.

3.    Related Parties

      General
      -------
      NS is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. NS charges NS Rail a fee for management services it performs for NS Rail. This fee amounted to $128 million and $137 million in the second quarter 2002 and 2001, respectively (including an $8 million mark-up in each case), and $274 million and $281 million for the first six months of 2002 and 2001, respectively (including a $17 million mark-up in each case). In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS. This fee amounted to $24 million in each of the second quarters of 2002 and 2001 and $45 million in each of the six-month periods.

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

      NS Rail's Consolidated Balance Sheet at June 30, 2002, includes
      $63 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction. Through June 30, 2002, NS Rail has paid $106 million of these costs.

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

      A significant portion of payments made to PRR is borrowed back from a PRR subsidiary. Previously, these loans were made under a demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new note due in 2032. As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail."

Item 1.     Financial Statements.  (continued)
------      --------------------

      The interest rate for these loans is variable and was 2.87 percent at June 30, 2002. The current balance "Due to Conrail" at June 30, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above. At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

      Sales of Accounts Receivable
      ----------------------------
      NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable totaling approximately $600 million. NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities. Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.
      NS Rail has no retained interest in the sold receivables.

      Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $573 million at June 30, 2002, and $534 million at Dec. 31, 2001, of sold receivables are not included on the NS Rail Consolidated Balance Sheets. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

      Intercompany Accounts
      ---------------------

                                          June 30, 2002               Dec. 31, 2001
                                          -------------               -------------
                                                   Average                     Average
                                                   Interest                    Interest
                                      Balance        Rate          Balance       Rate
                                      -------      --------        -------     --------
                                                       ($ in millions)

      Due from NS:
         Advances                    $    107        2%           $     68	   2%

      Due to NS:
         Notes                           (294)       4%               (585)      3%
                                     --------                     --------
      Due to NS - net                $   (187)                    $   (517)
                                     ========                     ========

      Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. NS Rail's results for the six months ended June 30 include interest income of $5 million in 2002 and $13 million in 2001 and interest expense of $5 million in 2002 and $8 million in 2001 related to these intercompany accounts. These amounts are included in "Other income (expense) - net."

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

Item 1.     Financial Statements.  (continued)
------      --------------------

      NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $884 million at June 30, 2002, and $871 million at Dec. 31, 2001.

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

      In second quarter 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. Diesel fuel costs represented approximately 7 percent of NS Rail's operating expenses for the second quarter and first six months of 2002, and approximately
      8 percent of NS Rail's operating expenses for the second quarter and first six months of 2001. The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect its operating margins and profitability, through the use of one or more types of derivative instruments. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than eighty percent of NS Rail's average monthly fuel consumption will be hedged for each month within any thirty-six month period.

      NS Rail's management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.
      During second quarter 2002, NS Rail entered into 72 fuel swaps for approximately 98 million gallons at an average price of approximately $0.67 per gallon of Nymex No. 2 heating oil. As of June 30, 2002, outstanding swaps covered approximately 52 percent, 41 percent, and 6 percent of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

      NS Rail's fuel hedging activity resulted in a net decrease in diesel fuel expense of $1 million for the second quarter 2002 and a net increase in diesel fuel expense of less than $1 million for the second quarter of 2001. For the first six months, NS Rails' fuel hedging activity resulted in net increases in diesel fuel expense of $3 million and less than $1 million for 2002 and 2001, respectively. Ineffectiveness, or the extent to which changes in the fair values of derivative instruments do not offset changes in the fair values of the hedged items, was less than $1 million for the second quarters of 2002 and 2001 and the first six months of 2001. Ineffectiveness was approximately $1 million for the first six months of 2002.

      Interest Rate Hedging
      ---------------------
      NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $235 million, or 36 percent, and $251 million, or 37 percent, of its fixed rate debt portfolio hedged at June 30, 2002, and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Item 1.	Financial Statements.  (continued)
------	--------------------

      Fair Values
      -----------
      The fair values of NS Rail's diesel fuel derivative instruments at June 30, 2002, and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows. "Accumulated other comprehensive income," a component of "Stockholder's equity," includes $14 million (pretax) of unrealized gains at June 30, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

      The asset and liability positions of NS Rail's outstanding derivative financial instruments at June 30, 2002 and Dec. 31, 2001 were as follows:

                                                      June 30, 2002    Dec. 31, 2001
                                                      -------------    -------------
                                                              ($ in millions)

      Interest rate hedges:
         Gross fair market asset position               $    16           $    12

      Fuel hedges:
         Gross fair market asset position                    15                --
         Gross fair market (liability) position              (1)              (19)
                                                        -------           -------
      Total net asset (liability) position              $    30           $    (7)
                                                        =======           =======

5.    Comprehensive Income

      NS Rail's total comprehensive income was as follows:

                                              Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                              ------------------      ----------------
                                              2002          2001      2002        2001
                                              ----          ----      ----        ----
                                                            ($ in millions)

      Net income                             $  126        $   83    $  211      $  145
      Other comprehensive income (loss)         (10)           51        85          97
                                             ------        ------    ------      ------
         Total comprehensive income          $  116        $  134    $  296      $  242
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

RESULTS OF OPERATIONS

Net Income
----------
Second-quarter net income was $126 million in 2002, up $43 million, or 52 percent, compared with second quarter last year. For the first six months of 2002, net income was $211 million, up $66 million, or 46 percent, compared with the first six months of 2001. Both improvements reflected higher income from railway operations, which was up 18 percent for the quarter and 24 percent for the first six months, and lower nonoperating expenses.

Railway Operating Revenues
--------------------------
Second-quarter railway operating revenues were $1.5 billion in 2002, down $3 million, compared with last year. For the first six months, railway operating revenues were $3.0 billion, down $48 million, or 2 percent, compared with last year. As shown in the following table, traffic volume was higher for the quarter, but was lower for the first six months. The unfavorable revenue per unit/mix variance were largely attributable to changes in the mix of traffic (notably less coal volume and more intermodal traffic volume).

                                          Second Quarter        First Six Months
                                          2002 vs. 2001           2002 vs. 2001
                                        Increase (Decrease)    Increase (Decrease)
                                        ------------------     ------------------
                                          ($ in millions)        ($ in millions)

Traffic volume (carloads)                    $     27                $    (16)
Revenue per unit/mix                              (30)                    (32)
                                             --------                --------
                                             $     (3)               $    (48)
                                             ========                ========

Revenues and carloads for the commodity groups were as follows:

                                                         Revenues
                                      ----------------------------------------------
                                         Second Quarter                Six Months
                                       2002          2001           2002        2001
                                       ----          ----           ----        ----
                                                      ($ in millions)

Coal                                  $   350       $   395        $   709     $   788
General merchandise:
   Automotive                             259           244            487         458
   Chemicals                              194           191            380         379
   Metals/construction                    189           177            349         342
   Agr./consumer prod./govt.              152           148            306         298
   Paper/clay/forest                      154           162            295         316
                                      -------       -------        -------     -------
General merchandise                       948           922          1,817       1,793
Intermodal                                249           233            478         471
                                      -------       -------        -------     -------
      Total                           $ 1,547       $ 1,550        $ 3,004     $ 3,052
                                      =======       =======        =======     =======

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

                                                         Carloads
                                      ----------------------------------------------
                                         Second Quarter                Six Months
                                       2002          2001           2002        2001
                                       ----          ----           ----        ----
                                                       (In thousands)

Coal                                     394           437            792         876
General merchandise:
   Automotive                            181           173            344         325
   Chemicals                             110           111            214         218
   Metals/construction                   196           185            358         351
   Agr./consumer prod./govt.             125           126            250         256
   Paper/clay/forest                     112           117            217         234
                                      ------        ------         ------      ------
General merchandise                      724           712          1,383       1,384
Intermodal                               599           538          1,148       1,081
                                      ------        ------         ------      ------
      Total                            1,717         1,687          3,323       3,341
                                      ======        ======         ======      ======

Coal
----
Coal revenues decreased $45 million, or 11 percent, in the second quarter and $79 million, or 10 percent, in the first six months, compared with the same periods last year. Total tonnage handled declined 9 percent for both periods, reflecting lower utility volume and continued weakness in export coal traffic. Utility traffic volume continued to be adversely affected by reduced demand; however, stockpiles are declining and are now thought to be nearer to normal levels. The decline in export volume was primarily the result of weak demand. Average revenues were down 2 percent in the second quarter and down slightly for the first six months. The decline for the quarter was largely the result of an increase in shorter-haul (lower revenue per unit) business coupled with a decline in longer-haul (higher revenue per unit) business, which was offset, in part, by higher rates.

Coal volumes are expected to strengthen in August, based upon utility projections and recent contract settlements in the metallurgical and export markets, resulting in more favorable revenue comparisons during the second half of 2002.

General Merchandise
-------------------
General merchandise revenues increased $26 million, or 3 percent, in the second quarter and $24 million, or 1 percent, in the first six months, compared with the same periods last year. Traffic volume (carloads) increased 2 percent for the quarter, but was flat for the first six months. The increase for the quarter was driven by higher automotive and metals/construction volume. For the first six months, increased volumes for these two commodity groups were offset by declines for the remaining commodity groups. Automotive and metals/construction benefited from higher light vehicle production, increased metals business and strength in highway construction. Paper/clay/forest traffic volume continued to be adversely affected by mill closures and production curtailments. General merchandise revenue per unit increased 1 percent for both periods, compared with last year. Agriculture revenue per unit increased 4 percent for the quarter and 5 percent for the first six months, largely because of more longer-haul corn business.

General merchandise revenues are expected to continue to compare favorably with those of last year and strengthen when the economy improves.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

Intermodal
----------
Intermodal revenues increased $16 million, or 7 percent, in the second quarter and $7 million, or 1 percent, in the first six months, compared with the same periods last year. Traffic volume (units) increased
11 percent for the quarter and 6 percent for the first six months, reflecting higher container and Triple Crown volumes. The increases in container traffic reflected gains in international and domestic business that continued to benefit from the expansion of the intermodal network and service improvements. Intermodal revenue per unit declined 4 percent for the quarter and 5 percent for the first six months, reflecting the absence of fuel surcharges that were in place in 2001, changes in the mix of traffic, including an increase in shorter-haul business and market-driven rate reductions (largely a result of the excess truck capacity that was driven by softer demand earlier in the year).

Intermodal revenues are expected to continue to benefit from continued improvements in service and the terminal capacity added in 2001.

Railway Operating Expenses
--------------------------
Second-quarter railway operating expenses were $1.3 billion, down
$46 million, or 3 percent, compared with last year. For the first six months, expenses were $2.5 billion, down $139 million, or 5 percent.

Compensation and benefits expenses increased $5 million, or 1 percent, in the second quarter, but decreased $6 million, or 1 percent, for the first six months. Both periods benefited from reduced employment levels and lower payroll taxes; however, higher wage rates, increased health and welfare benefit costs and a lower pension income offset these declines.

Materials, services and rents expenses decreased $29 million, or 6 percent, in the quarter and $62 million, or 6 percent, in the first six months. The declines reflected lower equipment rents largely resulting from efficiency improvements and, for the first six months, lower expenses for locomotive and freight car materials. These declines were somewhat offset by higher joint facility costs.

Conrail rents and services expenses decreased $5 million, or 4 percent, in the second quarter and $1 million, for the first six months, reflecting lower costs in the Shared Assets Areas.

Diesel fuel expenses decreased $22 million, or 21 percent, in the second quarter and $58 million, or 26 percent, in the first six months, reflecting declines in the average price per gallon of 20 percent for the quarter and 23 percent for the first six months and slightly lower consumption.

Other expenses increased $7 million, or 10 percent, in the second quarter, but decreased $8 million, or 5 percent, for the first six months. The increase for the quarter was principally the result of higher bad debt expense. The decline for the first six months resulted from a first-quarter reduction to prior years' property tax accruals made in response to a first-quarter settlement.

Other Income (Expense) - Net
----------------------------
Other income (expense) - net was an expense of $60 million in the second quarter and $112 million for the first six months of 2002, compared with expenses of $87 million for the second quarter and $132 million for the first six months of 2001. Both decreases principally resulted from lower discount on sales of accounts receivable, which was slightly offset by lower returns on corporate-owned life insurance and reduced rental income. In addition, the comparison for the first six months reflected the absence of a $13 million gain from a nonrecurring settlement that benefited 2001.


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------


FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $492 million in the first six months of 2002, compared with $296 million in the first six months of 2001. The increase was principally the result of higher operating income, lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and favorable changes in working capital. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS Rail's net cash flow from these borrowings amounted to $98 million in the first six months of 2002 and $144 million in the first six months of 2001.

NS Rail's working capital deficit was $1.0 billion at June 30, 2002, compared with $1.5 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the note under which NS Rail borrows funds from the PRR subsidiary (see Note 3) and a reduction in the net amount due to NS.

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

As the major NS subsidiary, NS Rail provides funding to service NS' debt. NS' debt at June 30, 2002, totaled $6.4 billion. Of this debt, $1.8 billion is due within five years (including $740 million due May 2007). NS also has outstanding $734 million of notes due May 1, 2037, that can be redeemed by the holders on May 1, 2004. NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004. NS expects to be able to redeem any notes properly presented using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations. This expectation is based on the view that the economy will continue to grow as the last half of the year progresses.

Cash used for investing activities decreased significantly in the first six months of 2002, compared with the first six months of 2001. The decline was principally the result of lower capital expenditure driven by fewer locomotive purchases.

Cash flows from financing activities were a use of $230 million in the first six months of 2002, compared with a source of $179 million in the first six months of 2001, reflecting a decrease in equipment financing, an increase in advances to NS and a decline in net borrowings from a PRR subsidiary (see Note 3). Loan transactions with a PRR subsidiary resulted in net borrowings of $98 million in 2002 and $144 million in 2001. Advances to NS typically account for most of the cash used for financing requirements and reflect NS' requirements.

OTHER MATTERS

Labor Arbitration and Litigation
--------------------------------
Several hundred labor arbitration claims have been filed with NSR on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock"


Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

income protection benefits. One labor organization has initiated arbitration on behalf of approximately 100 of these claimants. Management believes, based on known facts and circumstances, including the availability of legal defenses, that NSR will prevail and that the amount of liability for these claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity. Depending on the outcome of the arbitration, other claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant adverse effect on results of operations in a particular quarter (see Note 2).

Sixty-seven current and former employees have filed lawsuits involving labor issues against NSR in West Virginia state court, aleging that NSR discriminated against them on the basis of their age when it assigned them rankings on the conductor seniority roster pursuant to a national collective bargaining agreement. In 1997 a state court jury returned a verdict finding NSR liable for age discrimination, and the West Virginia Supreme Court of Appeals affirmed the judgment of liability. The cases are now before the County Circuit Court for jury trial on the issue of remedies, and trials are scheduled to begin in September 2002. The probable liability has been accrued through a charge to expenses. However, depending on the outcome of these cases, they could have a significant effect on results of operations in a particular year or quarter (see Note 2).

Labor Agreements
----------------
Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions. These agreements remain in effect until changed pursuant to the Railway Labor Act. Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter. The outcome of these negotiations is uncertain at this time. However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,400 NS Rail employees, and with the Brotherhood of Locomotive Engineers, which represents about 5,000 NS Rail employees. In addition, a national agreement with the United Transportation Union, which represents about 7,000 NS Rail employees, was recently ratified.

Market Risks and Hedging Activities
-----------------------------------
NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates. As of June 30, 2002, through swap transactions and advance purchases, NS Rail has hedged approximately
57 percent of expected diesel fuel requirements for the remainder of 2002. The effect of the hedges is to yield an average cost of approximately
73 cents per hedged gallon, including federal taxes and transportation.

A 10 percent decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $24 million.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

NS Rail's debt subject to interest rate exposure totaled $450 million at June 30, 2002. A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $4 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Certain capital leases, which carry an average fixed rate of 7.1 percent, were effectively converted to variable rate obligations using interest rate swap agreements. On June 30, 2002, the average pay rate under these agreements was

Item 2.     Management's Discussion and Analysis of Financial Condition
------      -----------------------------------------------------------
            and Results of Operations.  (continued)
            -------------------------

2.6 percent, and the average receive rate was 7.1 percent.
A portion of the lease obligations is payable in Japanese yen. NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS Rail is exposed to financial market risk relative to Japan. Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters
---------------------
NS Rail is subject to various jurisdictions' environmental laws and regulations. It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately
$3 million and $2 million in second quarter 2002 and 2001, respectively, and $5 million for the first six months of 2002 and 2001. Capital expenditures totaled approximately $3 million and $4 million for the first six months of 2002 and 2001, respectively.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $29 million at June 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period). At June 30, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 124 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 124 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency
(EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risks.
------      -----------------------------------------------------------

     The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 under the heading "Market Risks and Hedging Activities."


PART II.  OTHER INFORMATION
---------------------------


Item 6.     Exhibit
------      -------

      99 Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NORFOLK SOUTHERN RAILWAY COMPANY
                              --------------------------------
                              (Registrant)




Date:	Aug. 8, 2002            /s/ Reginald J. Chaney
      ------------            ------------------------------------------
                              Reginald J. Chaney
                              Corporate Secretary (Signature)




Date:	Aug. 8, 2002            /s/ John P. Rathbone
      ------------            ------------------------------------------
                              John P. Rathbone
                              Vice President and Controller
                              (Principal Accounting Officer) (Signature)


EXHIBIT INDEX
-------------

Electronic
Submission
Exhibit
Number                            Description                         Page
----------                -------------------------                   ----

        99      Certifications of the CEO and CFO pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes - Oxley Act of 2002.        23