Form 10-Q
period 2002-09-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2002-11-05
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
---------- ----------
Commission file numbers 1-743; 1-3744; 1-4793; 1-546-2

NORFOLK SOUTHERN RAILWAY COMPANY
(Exact name of registrant as specified in its charter)

Virginia
53-6002016
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Three Commercial Place
Norfolk, Virginia
23510-2191
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code	(757) 629-2680

No Change

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
practicable date:

Class

Outstanding as of September 30, 2002

Common Stock (par value $1.00)		16,668,997

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2002 and 2001

		Consolidated Balance Sheets	4
		Sept. 30, 2002 and Dec. 31, 2001

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2002 and 2001

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of	12
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	18
		About Market Risks

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 6.	Exhibit	20

Signatures			21

Certifications of CEO and CFO			22

Exhibit Index			24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2002	2001	2002	2001

Railway operating revenues
Coal	$371	$366	$1,080	$1,154
General merchandise	917	862	2,734	2,655
Intermodal	268	241	746	712

Total Railway Operating Revenues	1,556	1,469	4,560	4,521

Railway operating expenses
Compensation and benefits	390	370	1,150	1,136
Materials, services and rents	465	449	1,372	1,418
Conrail rents and services (Note 3)	112	118	348	355
Depreciation	125	125	373	372
Diesel fuel	81	93	246	316
Casualties and other claims	57	33	129	110
Other	67	75	206	222

Total Railway Operating Expenses	1,297	1,263	3,824	3,929

Income from railway operations	259	206	736	592

Other income (expense) - net	(44)	(49)	(156)	(181)
Interest expense on debt	(6)	(10)	(22)	(28)

Income before income taxes	209	147	558	383

Provision for income taxes	85	52	223	143

Net income	$124	$95	$335	$240

See accompanying notes to Consolidated Financial Statements.


Item 1.  Financial Statements. (continued)

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$76	$167
Accounts receivable, net (Note 3)	127	152
Due from Conrail (Note 3)	4	8
Materials and supplies	88	87
Deferred income taxes	154	153
Other current assets	57	98
Total current assets	506	665

Investments (Note 5)	732	631
Properties less accumulated depreciation	10,805	10,672
Other assets	648	573
Total assets	$12,691	$12,541

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$848	$819
Income and other taxes	185	236
Due to NS - net (Note 3)	300	517
Due to Conrail (Note 3)	84	373
Other current liabilities	101	134
Current maturities of long-term debt	92	88
Total current liabilities	1,610	2,167

Long-term debt	773	780
Other liabilities	994	1,024
Due to Conrail (Note 3)	463	--
Minority interests	3	3
Deferred income taxes	3,973	3,746
Total liabilities	7,816	7,720

Stockholders' equity
Serial preferred stock	55	55
Common stock	167	167
Additional paid-in capital	710	706
Accumulated other comprehensive income (Note 5)	265	215
Retained income	3,678	3,678
Total stockholders' equity	4,875	4,821

Total liabilities and stockholders' equity	$12,691	$12,541

See accompanying notes to Consolidated Financial Statements.

Item 1.  Financial Statements. (continued)

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2002	2001
Cash flows from operating activities
Net income	$335	$240
Reconciliation of net income to net cash provided by operating activities:
Depreciation	374	373
Deferred income taxes	142	35
Nonoperating gains and losses on properties and investments	(15)	(9)
Changes in assets and liabilities affecting operations:
Accounts receivable	26	(20)
Materials and supplies	(1)	3
Other current assets and due from Conrail	72	116
Income tax liabilities	46	54
Other short-term liabilities	(31)	(116)
Other - net	(78)	(134)
Net cash provided by operating activities	870	542

Cash flows from investing activities
Property additions	(501)	(562)
Property sales and other transactions	7	28
Investments, including short-term	(54)	(73)
Investment sales and other transactions	--	14
Net cash used for investing activities	(548)	(593)

Cash flows from financing activities
Dividends	(2)	(2)
Advances to NS	(556)	(174)
Advances and repayments from NS	6	10
Proceeds from borrowings	281	425
Debt repayments	(142)	(105)
Net cash provided by (used for) financing activities	(413)	154

Net increase (decrease) in cash and cash equivalents	(91)	103

Cash and cash equivalents
At beginning of year	167	--

At end of period	$76	$103

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$38	$57
Income taxes	$29	$61

See accompanying notes to Consolidated Financial Statements.

Item 1.  Financial Statements. (continued)

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Notes to Consolidated Financial Statements

1.  Interim Presentation

In the opinion of Management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of Sept. 30, 2002, its results of operations for the three and nine months ended Sept. 30, 2002 and 2001, and its cash flows for the nine months ended Sept. 30, 2002 and 2001.

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

Presently, there are matters involving labor arbitration and other claims for "New York Dock" and other income protection benefits where the aggregated range of loss could be from zero to $40 million. Management believes that NS Rail will prevail in these matters; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

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

Item 1.  Financial Statements. (continued)

regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $30 million at Sept. 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability for each period). At Sept. 30, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 124 identified locations. On that date, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability — for acts and omissions, past, present and future — is inherent in the railroad business. Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and potentially other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

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

Purchase Commitments

At Sept. 30, 2002, NS Rail had outstanding purchase commitments of approximately $140 million in connection with its 2003 capital program.

3.  Related Parties

General

NS is the parent holding company of NSR.  Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.  NS charges NS Rail a fee for management services it performs for NS Rail.  This fee amounted to $118 million and $117 million in the third quarter of 2002 and 2001, respectively (including a $7 million and $8 million mark-up in each quarter, respectively) and

Item 1.  Financial Statements. (continued)

$392 million and $398 million for the first nine months of 2002 and 2001, respectively (including a $24 million and $25 million mark-up in each period, respectively).  In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.  This fee amounted to $23 million in each of the third quarters of 2002 and 2001 and $68 million in each of the nine-month periods.

NS Rail owns 21,169,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview-- Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast.  NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

Operations of Conrail's Lines-- NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements.  Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR.  CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.  Certain other Conrail routes and assets (the "Shared Assets Areas") continue to be operated by CRC for the joint and exclusive benefit of NSR and CSXT.  In addition to a fee paid for such access, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

NS Rail's Consolidated Balance Sheet at Sept. 30, 2002, includes $65 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.  Through Sept. 30, 2002, NS Rail has paid $118 million of these costs.

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

A significant portion of payments made to PRR is borrowed back from a PRR subsidiary.  Previously, these loans were made under a demand note; however, in the first quarter of 2002, the PRR subsidiary exchanged this demand note for a new note due in 2032.  As a result, borrowings owed to the PRR subsidiary now comprise the noncurrent balance "Due to Conrail."  The interest rate for these loans is variable and was 2.11% at Sept. 30, 2002.  The current balance "Due to Conrail" at Sept. 30, 2002, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.  At Dec. 31, 2001, the current balance "Due to Conrail" included $72 million of such amounts and $301 million of advances owed under the previous demand note.

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

Item 1.  Financial Statements. (continued)

Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $574 million at Sept. 30, 2002, and $534 million at Dec. 31, 2001, of sold receivables are not included on the NS Rail Consolidated Balance Sheets.  Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	Sept. 30, 2002		Dec. 31, 2001
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Due from NS:
Advances	$68	2%	$68	2%

Due to NS:
Advances and notes	$(368)	3%	$(585)	3%

Due to NS - net	$(300)		$(517)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.  NS Rail's results for the nine months ended Sept. 30 include interest income of $8 million in 2002 and $19 million in 2001 and interest expense of $8 million in 2002 and $12 million in 2001 related to these intercompany accounts.  These amounts are included in "Other income (expense) - net."

Noncash Dividend

NS Rail declared and issued to NS noncash dividends of $333 million in September 2002 and a total of $450 million in May and September 2001, which were settled by reduction of NS Rail's interest-bearing advances due from NS.  Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.  NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $919 million at Sept. 30, 2002, and $871 million at Dec. 31, 2001.

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

Item 1.  Financial Statements. (continued)

Diesel Fuel Hedging

In second quarter 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption.  The intent of the program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments.  Diesel fuel costs represented approximately 6% of NS Rail's operating expenses for the third quarter and first nine months of 2002, and approximately 7% and 8% of NS Rail's operating expenses for the third quarter and first nine months of 2001, respectively.  The program provides that NS Rail will not enter into any fuel hedges with a duration of more than thirty-six months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for each month within any thirty-six month period.

NS Rail's management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.  During third quarter 2002 NS Rail entered into 72 fuel swaps for approximately 97 million gallons at an average price of approximately $0.69 per gallon of Nymex No. 2 heating oil.  As of Sept. 30, 2002, outstanding swaps covered approximately 62%, 51%, and 12% of estimated fuel purchases for the remainder of 2002 and for the years 2003 and 2004, respectively.

NS Rail's fuel hedging activity resulted in a net decrease in diesel fuel expense of $5 million for third quarter 2002 and a net increase in diesel fuel expense of $2 million for third quarter 2001.  For the first nine months, NS Rail's fuel hedging activity resulted in a net decrease in diesel fuel expense of $2 million for 2002 and a net increase of $2 million for 2001.  Ineffectiveness, or the extent to which changes in the fair values of derivative instruments do not offset changes in the fair values of the hedged items, was less than $1 million for the third quarter and first nine months of 2002 and 2001.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.  NS Rail had $227 million, or 36%, and $251 million, or 37%, of its fixed rate debt portfolio hedged at Sept. 30, 2002, and Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.  These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at Sept. 30, 2002 and Dec. 31, 2001, were determined based upon current fair market values as quoted by third party dealers.  Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.  Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.  "Accumulated other comprehensive loss," a component of "Stockholders' equity," includes $24 million (pretax) of unrealized gains at Sept. 30, 2002, and $15 million (pretax) of unrealized losses at Dec. 31, 2001, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

Item 1.  Financial Statements. (continued)

The asset and liability positions of NS Rail's outstanding derivative financial instruments at Sept. 30, 2002 and Dec. 31, 2001 were as follows:

	Sept. 30,	Dec. 31,
	2002	2001
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$24	$12
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	$28	$--
Gross fair market (liability) position	(1)	(19)

Total net asset (liability) position	$51	$(7)

5.  Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2002	2001	2002	2001
	($ in millions)

Net income	$124	$95	$335	$240
Other comprehensive income (loss)	(35)	(65)	50	32

Total comprehensive income	$89	$30	$385	$272

For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and net fair value adjustments to certain derivative financial instruments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN railway company AND SUBSIDIARIES (NS RAIL)

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Third-quarter net income was $124 million in 2002, up $29 million, or 31%, compared with third quarter last year. For the first nine months of 2002, net income was $335 million, up $95 million, or 40%, compared with the first nine months of 2001. Both improvements reflected higher income from railway operations, which was up 26% for the quarter and 24% for the first nine months, and lower operating expenses.

Railway Operating Revenues

Third-quarter railway operating revenues were $1.6 billion in 2002, up $87 million, or 6%, compared with a weak third quarter of 2001. For the first nine months, railway operating revenues were $4.6 billion, up $39 million, or 1%, compared with last year. As shown in the following table, both periods benefited from higher traffic volume. The unfavorable revenue per unit/mix variances were largely attributable to changes in the mix of traffic (notably less coal traffic volume and more intermodal traffic volume).

	Third Quarter	Nine Months
	2002 vs. 2001	2002 vs. 2001
	Increase (Decrease)	Increase (Decrease)
	($ in millions)

Traffic volume (carloads)	$102	$86
Revenue per unit/mix	(15)	(47)
Total	$87	$39

Revenues and carloads for the commodity groups were as follows:

	Revenues
	Third quarter		Nine months
	2002	2001	2002	2001
	($ in millions)

Coal	$371	$366	$1,080	$1,154
General merchandise:
Automotive	231	199	718	657
Chemicals	198	190	578	569
Metals/construction	181	176	530	518
Agr./consumer prod./govt.	152	147	458	445
Paper/clay/forest	155	150	450	466

General merchandise	917	862	2,734	2,655
Intermodal	268	241	746	712

Total	$1,556	$1,469	$4,560	$4,521

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

	Carloads
	Third Quarter		Nine Months
	2002	2001	2002	2001
	(in thousands)

Coal	413	403	1,204	1,279
General merchandise:
Automotive	155	137	499	462
Chemicals	112	110	326	328
Metals/construction	193	186	551	537
Agr./consumer prod./govt.	125	120	375	376
Paper/clay/forest	113	110	330	344

General merchandise	698	663	2,081	2,047
Intermodal	625	557	1,774	1,638

Total	1,736	1,623	5,059	4,964

Coal

Coal revenues increased $5 million, or 1%, in the third quarter, but declined $74 million, or 6%, in the first nine months, compared with the same periods last year. Total traffic volume (tonnage) handled was up 3% for the quarter, as higher traffic volume in the utility and steel markets more than offset lower export tonnage. Utility traffic volume benefited from warmer summer weather in the Northeast and Midwest and higher electricity generation in NS' service region. Domestic steel production has increased after the imposition of tariffs on imported steel. Export traffic volume continued to suffer from weak demand. For the first nine months, total tonnage handled was down 5%, reflecting less utility and export tonnage. Year-to-date utility volume continued to reflect the reduced demand experienced in the first half of the year.  Average revenue per carload was down 1% in each of the third quarter and first nine months. The declines were largely the result of an increase in shorter-haul (lower revenue per unit) business coupled with a decline in longer-haul (higher revenue per unit) business, which was offset, in part, by higher rates.

Coal volumes are expected to weaken in the fourth quarter, as several utility customers have planned outages or reduced volumes; however, stockpiles appear to be at more normal levels and demand is likely to be influenced by the severity of the weather.

General Merchandise

General merchandise revenues increased $55 million, or 6%, in the third quarter and $79 million, or 3%, in the first nine months, compared with the same periods last year. Traffic volume (carloads) increased 5% for the quarter and 2% for the first nine months. Both increases were driven by higher automotive traffic volume, which was up 13% for the quarter and 8% for the first nine months. The quarter also benefited from volume gains for the remaining commodity groups, while the first nine months were aided by increased metals/construction traffic volume and higher average revenues. The automotive revenue gains were supported by increased production, some pricing improvements, special ancillary services provided during the third quarter and the settlement of a disputed charge. The general merchandise average revenue increases were primarily the result of higher rates, longer hauls and the special automotive items noted above.

General merchandise revenues are expected to return to more moderate growth in the fourth quarter, when compared with the fourth quarter of 2001, as automotive traffic was particularly strong at the end of 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

Intermodal

Intermodal revenues increased $27 million, or 11%, in the third quarter and $34 million, or 5%, in the first nine months, compared with the same periods last year. Traffic volume (units) increased 12% for the quarter and 8% for the first nine months, reflecting higher container, Triple Crown and, for the quarter, trailer volumes. The increases in container traffic reflected gains in international and domestic business that continued to benefit from the expansion of the intermodal network and service improvements. Intermodal revenue per unit declined slightly for the quarter and 3% for the first nine months, reflecting more shorter-haul business and a reduction in fuel surcharges that were in place in 2001.

Intermodal revenues are expected to continue to benefit from ongoing improvements in service and the terminal capacity added in 2001; however, growth could be tempered by economic uncertainty and reduced consumer demand.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.3 billion in 2002, up $34 million, or 3%, compared with last year. For the first nine months, expenses were $3.8 billion, down $105 million, or 3%.

Compensation and benefits expenses increased $20 million, or 5%, in the third quarter and $14 million, or 1%, for the first nine months, compared with the same periods last year. Higher wage rates, increased health and welfare benefit costs and lower pension income more than offset savings from reduced employment levels and lower payroll taxes. In light of the continued weakness in the equity markets, NS Rail is reviewing with its consulting actuaries its 2002 long-term investment rate of return assumption as well as its other assumptions used in its accounting for its pension plans. If, for example, a 9% rate of return assumption were to be used, fourth-quarter compensation and benefits expense would increase by approximately $10 million.  NS Rail expects to conclude this review in the fourth quarter of 2002.

Materials, services and rents increased $16 million, or 4%, in the third quarter, but decreased $46 million, or 3%, in the first nine months, compared with the same periods last year. The increase for the quarter was principally the result of higher expenses for locomotive material and volume-related purchased services, which were offset, in part, by lower equipment rents. For the first nine months, lower equipment rents more than offset higher purchased services.

Conrail rents and services expenses decreased $6 million, or 5%, in the third quarter and $7 million, or 2%, for the first nine months, compared with the same periods last year, reflecting lower costs in the Shared Assets Areas.

Depreciation expense was even in the third quarter and was up slightly for the first nine months, compared with the same periods last year, as lower rates implemented as a result of the latest depreciation study largely offset the effects of property additions.

Diesel fuel expenses decreased $12 million, or 13%, in the third quarter and $70 million, or 22%, in the first nine months, compared with the same periods last year. The declines were the result of decreases in the average price paid per gallon and, for the quarter, favorable hedge settlements. Consumption increased 6% for the quarter, but was 1% lower for the first nine months.

Casualties and other claims expense increased $24 million, or 73%, in the third quarter and $19 million, or 17%, for the first nine months, compared with the same periods last year. The increases were largely attributable to adverse claims development as indicated by a recent actuarial study of NS Rail's personal injury liability, derailment costs and higher costs for environmental remediation.

Other expense decreased $8 million, or 11%, in the third quarter and $16 million, or 7%, for the first nine months, compared with the same periods last year. The declines were primarily the result of settlements of prior years' property tax liabilities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

Other Income (Expense) - Net

Other income (expense) - net was $5 million lower in the third quarter of 2002 and was $25 million lower for the first nine months, compared with the same periods of 2001.  Both comparisons reflected lower discount on sales of accounts receivable and reduced interest accruals in 2001 related to potential federal income tax deficiencies. The comparison for the first nine months was also affected by a settlement in NS' favor in the first quarter of 2001, higher investment returns in 2001 from corporate-owned life insurance and lower rental income in 2002.

Provision for Income Taxes

The third-quarter effective income tax rate was 40.7% in 2002, compared with 35.4% last year.  For the first nine months, the effective rate was 40.0%, compared with 37.3% last year.  The increases reflected increases in state tax rates in 2002 and the absence of favorable adjustments upon filing federal tax returns that benefited 2001.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $870 million in the first nine months of 2002, compared with $542 million in the first nine months of 2001. The increase was the result of higher operating income, lower tax payments (2001 included the settlement of federal tax years 1995 and 1996) and favorable changes in working capital. A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS Rail's net cash flow from these borrowings amounted to $162 million in the first nine months of 2002 and $210 million for the same period of 2001.

NS Rail's working capital deficit was $1.1 billion at Sept. 30, 2002, compared with $1.5 billion at Dec. 31, 2001. The improvement was principally the result of the change in the terms of the note under which NS borrows funds from the PRR subsidiary (see Note 3) and a reduction in the net amount due to NS.

NS Rail looks to NS to provide needed funding.  NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program to meet its more immediate working capital needs. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $368 million to $467 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt. However, any reduction in its credit rating could limit NS' ability to access the commercial paper markets.

As the major NS subsidiary, NS Rail provides funding to service NS' debt.  NS' debt at Sept. 30, 2002, totaled $6.4 billion.  Of this debt, $1.8 billion is due within five years (including $740 million due May 2007).  NS also has outstanding $719 million of notes due May 1, 2037, that can be redeemed by the holders on May 1, 2004.  NS will not know the amount of 2037 notes that it may be required to redeem until April 1, 2004.  NS expects to be able to redeem any notes properly presented using cash generated from operations (including sales of accounts receivable), cash on hand and proceeds from borrowings.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations.

Cash used for investing activities decreased in the first nine months of 2002, compared with the first nine months of 2001, principally because of a decline in capital expenditures.  The decrease reflected fewer locomotive purchases, which was partially offset by higher spending on rail program work.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

Cash used for financing activities was $413 million in the first nine months of 2002, compared with cash provided by financing activities of $154 million in the same period of 2001, reflecting an increase in advances to NS, a decrease in equipment financing and a decline in net borrowings from a PRR subsidiary (see Note 3). Loan transactions with a PRR subsidiary resulted in net borrowings of $162 million in 2002 and $210 million in 2001. Advances to NS typically account for most of the cash used for financing activities and reflect NS' requirements.

OTHER MATTERS

Labor Arbitration and Claims

Several hundred labor arbitration claims have been filed with NSR on behalf of NSR employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.  Several labor organizations have initiated arbitration on behalf of individual employees.  Other disputes also are pending wherein similar income protection benefits are sought under labor agreements.  Based on known facts, including the availability of legal defenses, Management believes that NS Rail will prevail in these disputes and that the amount of any potential liability for the involved claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity.  Depending on the outcome of these arbitrations and claims, other claims may be filed or progressed to arbitration.  Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 2).

The cases involving sixty-seven current and former employees who filed lawsuits involving labor issues against NSR in West Virginia state court, alleging that NSR discriminated against them on the basis of their age when it assigned them rankings on the conductor seniority roster pursuant to a national collective bargaining agreement, were settled in September 2002.

Labor Agreements

Substantially all of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.  The outcome of these negotiations is uncertain at this time.  However, agreements have been reached with the Brotherhood of Maintenance of Way Employes, which represents about 4,200 NS Rail employees, the Brotherhood of Locomotive Engineers, which represents about 4,500 NS Rail employees, and the United Transportation Union, which represents about 6,700 NS Rail employees.  An agreement also has been ratified with the International Brotherhood of Boilermakers and Blacksmiths, which represents about 100 NS Rail employees.  The railroads and the Transportation Communications International Union, which represents about 4,500 NS Rail employees, have agreed to resolve their negotiations through binding arbitration.

Market Risks and Hedging Activities

NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.  As of Sept. 30, 2002, through swap transactions, NS Rail has hedged approximately 62% of expected diesel fuel requirements for the remainder of 2002.  The effect of the hedges is to yield an average cost of approximately 76 cents per hedged gallon, including federal taxes and transportation.

A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $28 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2002, NS Rail's debt subject to interest rate exposure totaled $441 million.  A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $4 million.  Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7.1%, were effectively converted to variable rate obligations using interest rate swap agreements.  On Sept. 30, 2002, the average pay rate under these agreements was 2.4%, and the average receive rate was 7.1%.  A portion of the lease obligations is payable in Japanese yen.  NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.  Most of these deposits are held by foreign banks, primarily Japanese.  As a result, NS Rail is exposed to financial market risk relative to Japan.  Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Environmental Matters

NS Rail is subject to various jurisdictions' environmental laws and regulations.  It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.  Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables (when collection is probable) in the balance sheet and are not netted against the associated NS Rail liability.  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $5 million and $2 million in third quarter 2002 and 2001, respectively, and $10 million and $7 million for the first nine months of 2002 and 2001, respectively.  Capital expenditures totaled approximately $5 million for each of the first nine months of 2002 and 2001.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $30 million at Sept. 30, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each period).  At Sept. 30, 2002, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 124 known locations.  On that date, 9 sites accounted for $15 million of the liability, and no individual site was considered to be material.  NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  (continued)

The risk of incurring environmental liability -- for acts and omissions, past, present and future -- is inherent in the railroad business.  Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize.  In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.  Because environmental problems that are latent or undisclosed may exist on these properties, there can be no assurance that NS will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

However, based on an assessment of known facts and circumstances, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  NS Rail expects that its adoption of this Statement, which will occur effective Jan. 1, 2003, will not have a material effect on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

            The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 16 under the heading "Market Risks and Hedging Activities."

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS Rail's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities

Item 4.  Controls and Procedures.  (continued)

Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in NS Rail's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 6.  Exhibit

(a)  Exhibit

99     Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	Nov. 5, 2002	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	Nov. 5, 2002	/s/ John P. Rathbone
John P. Rathbone
Vice President and Controller
(Principal Accounting Officer) (Signature)

I, David R. Goode, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norfolk Southern Railway Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing  the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ David R. Goode
David R. Goode
President and Chief Executive Officer

I, Henry C. Wolf, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Norfolk Southern Railway Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing  the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Henry C. Wolf
Henry C. Wolf
Vice President Chief Financial Officer

Exhibit Index

Electronic

Submission
Exhibit
Number	Description	Page

99	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as	25
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.