Form 10-K
period 2002-12-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2003-02-24
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file numbers 1-743; 1-3744; 1-4793; 1-5462

NORFOLK SOUTHERN RAILWAY COMPANY
(Exact name of registrant as specified in its charter)

Virginia
53-6002016
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Three Commercial Place
Norfolk, Virginia
23510-2191
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code	(757) 629-2680

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)      No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2003: 16,668,997

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No ( X )

The aggregate market value of the voting common equity held by nonaffiliates as of June 28, 2002 was zero.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement, to be filed electronically pursuant to Regulation 14A not later than 120 days after the end of the fiscal year, are incorporated by reference in Part III.

TABLE OF CONTENTS

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

PART I

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 1.  Business. and Item 2.  Properties.

General - Norfolk Southern Railway Company (Norfolk Southern Railway or NSR) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

On June 1, l982, Southern and Norfolk and Western Railway Company (N&W) became subsidiaries of Norfolk Southern Corporation (NS), a transportation holding company.  Effective Dec. 31, 1990, NS transferred all the common stock of N&W to Southern, and Southern’s name was changed to Norfolk Southern Railway Company.  Effective Sept. 1, 1998, N&W was merged with and into Norfolk Southern Railway.  All the common stock of Norfolk Southern Railway (16,668,997 shares) is owned directly by NS.  NS common stock is publicly held and listed on the New York Stock Exchange.

There remain issued and outstanding as of Jan. 31, 2003, 1,197,027 shares of Norfolk Southern Railway’s $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,096,907 shares were held other than by subsidiaries.  The Series A Stock is entitled to one vote per share, is nonconvertible and is traded on the New York Stock Exchange. As of Jan. 31, 2003, NS held a total of 246,355 shares of Series A Stock; consequently, as of the same date, NS held 95.2% of the voting stock of Norfolk Southern Railway.

Norfolk Southern Railway makes available free of charge through the website www.nscorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern Railway and CSX Corporation (CSX), through its railroad subsidiary, began operating separate portions of Conrail’s rail routes and assets.  Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2 of NS Rail’s Consolidated Financial Statements, with Norfolk Southern Railway.  Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and the rail subsidiary of CSX.

Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Virginia.  Also, leasing arrangements with PRR augmented Norfolk Southern Railway’s locomotive, freight car and intermodal fleet.

OPERATIONS - As of Dec. 31, 2002, NS Rail operated approximately 21,500 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, the District of Columbia and in the Province of Ontario, Canada.  The miles operated were as follows:

	Mileage Operated as of Dec. 31, 2002

			Passing
		Second and	Track,	Way and
	Miles of	Other Main	Crossovers	Yard
	Road	Track	and Turnouts	Switching	Total

Owned	11,745	1,384	1,625	5,969	20,723
Operated under lease, contract
or trackage rights	9,813	3,441	891	3,647	17,792
Total	21,558	4,825	2,516	9,616	38,515

In addition to the lines leased from Conrail previously discussed, NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operates over trackage owned by North Carolina Railway Company (NCRR). The Cincinnati-Chattanooga lease, covering about 335 miles of road, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon. The trackage rights over NCRR cover approximately 315 miles of road under an agreement through 2014 with the right to renew for two additional 15-year periods

NS Rail’s lines carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and via interchange with other rail carriers, to and from the rest of the United States and parts of Canada.  These lines also transport overseas freight through several Atlantic and Gulf Coast ports.  Atlantic ports served by NS Rail include:  Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/Camden, New Jersey; Wilmington, Delaware; and the Ports of New York/New Jersey.  Gulf Coast ports served include Mobile, Alabama, and New Orleans, Louisiana.

NS Rail’s lines reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest.  Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system.  In addition, haulage arrangements with connecting carriers allow NS Rail to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve southern and eastern Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and haulage provided by The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection with the Burlington Northern and Santa Fe Railway Company.  Service is provided to New England, including the Port of Boston, via haulage, trackage rights and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries.  The system’s lines also reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania), distribution centers, transload facilities and other businesses located in smaller communities in its service area.  The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh); Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk and Sandusky, Ohio; Cleveland to Kansas City; and Knoxville to Chattanooga.  Chicago, Memphis, Sidney/Salem, New Orleans, Kansas City, Buffalo, St. Louis and Meridian are major gateways for interterritorial system traffic.

The following table sets forth certain statistics relating to NS Rail’s operations for the past 5 years, including operations in the Northern Region that commenced June 1, 1999:

Rail Operating Statistics

	Year Ended Dec. 31,
	2002	2001	2000	1999	1998

Revenue ton miles (billions)	179	182	197	167	135
Freight train miles traveled (millions)	72.6	70.0	74.4	61.5	53.0
Revenue per ton mile	$0.0341	$0.0330	$0.0304	$0.0310	$0.0316
Revenue ton miles per
man-hour worked	3,067	3,023	2,888	2,577	2,659
Percentage ratio of railway operating
expenses to railway operating revenues	84.1%	86.2%	91.8%	90.3%	75.5%

RAILWAY OPERATING REVENUES - NS Rail’s total railway operating revenues were $6.1 billion in 2002.  Revenue, shipments and revenue yield by principal railway operating revenue sources for the past five years are set forth in the following table.

	Year Ended Dec. 31,
Principal Sources of
Railway Operating Revenues	2002	2001	2000	1999	1998
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

COAL
Revenues	$1,441	$1,521	$1,435	$1,322	$1,252
% of total revenues	24%	25%	24%	26%	29%
Shipments	1,610	1,695	1,687	1,519	1,310
% of total shipments	24%	26%	25%	25%	27%
Revenue Yield	$895	$897	$850	$870	$955

AUTOMOTIVE
Revenues	$961	$885	$921	$746	$577
% of total revenues	16%	15%	15%	15%	13%
Shipments	662	622	692	611	487
% of total shipments	10%	9%	10%	10%	10%
Revenue Yield	$1,450	$1,423	$1,331	$1,220	$1,186

CHEMICALS
Revenues	$769	$752	$756	$641	$492
% of total revenues	13%	13%	13%	12%	12%
Shipments	434	432	453	394	315
% of total shipments	6%	6%	6%	7%	7%
Revenue Yield	$1,773	$1,742	$1,668	$1,627	$1,559

METALS/CONSTRUCTION
Revenues	$692	$674	$689	$567	$375
% of total revenues	11%	11%	11%	11%	9%
Shipments	716	703	757	587	372
% of total shipments	11%	11%	11%	10%	8%
Revenue Yield	$966	$959	$911	$965	$1,008

	Year Ended Dec. 31,
Principal Sources of
Railway Operating Revenues	2002	2001	2000	1999	1998
(Revenues in millions, shipments in thousands, revenue yield in dollars per shipment)

AGR./CONSUMER
PRODUCTS/GOVT.
Revenues	$623	$603	$609	$539	$468
% of total revenues	10%	10%	10%	10%	11%
Shipments	507	509	525	489	441
% of total shipments	8%	8%	8%	8%	9%
Revenue Yield	$1,228	$1,185	$1,160	$1,103	$1,063

PAPER/CLAY/FOREST
Revenues	$603	$612	$630	$578	$535
% of total revenues	10%	10%	11%	11%	13%
Shipments	438	450	491	465	445
% of total shipments	6%	7%	7%	8%	9%
Revenue Yield	$1,378	$1,357	$1,285	$1,243	$1,202

INTERMODAL
Revenues	$1,006	$962	$972	$768	$555
% of total revenues	16%	16%	16%	15%	13%
Shipments	2,354	2,214	2,242	1,896	1,443
% of total shipments	35%	33%	33%	32%	30%
Revenue Yield	$427	$435	$434	$405	$385

TOTALS
Railway Operating Revenues	$6,095	$6,009	$6,012	$5,161	$4,254
Railway Shipments	6,721	6,625	6,847	5,961	4,813
Railway Revenue Yield	$907	$907	$878	$866	$884

COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail’s largest commodity group as measured by revenues.  NS Rail handled a total of 170.4 million tons in 2002, most of which originated on NS Rail’s lines in West Virginia, Virginia, Pennsylvania and Kentucky.  Revenues from coal, coke and iron ore accounted for about 24% of NS Rail’s total railway operating revenues in 2002.

Coal, coke and iron ore tonnage by market for the past five years are set forth in the following table.

Coal, Coke and Iron Ore Tonnage by Market

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(tons in thousands)

Utility	127,747	132,325	119,284	107,381	83,225
Export	11,342	13,872	19,845	18,373	24,453
Steel	21,578	20,457	25,003	21,399	18,236
Industrial	9,733	11,377	10,781	10,348	8,382
	170,400	178,031	174,913	157,501	134,296

Total coal handled through all system ports in 2002 was 32 million tons.  Of this total, 10 million tons (including coastwise traffic) moved through Lamberts Point, Virginia, 3 million tons moved through the Baltimore Terminal, 11 million tons moved to various docks on the Ohio River, and 8 million tons moved to various Lake Erie ports.  Other than coal for export, virtually all coal handled by NS Rail was terminated in states east of the Mississippi River.

See the discussion of coal traffic, by type of coal, in Part II, Item 7, “Management’s Discussion and Analysis.”

GENERAL Merchandise Traffic - General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.  The automotive group includes finished vehicles for BMW, Daimler Chrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota.  The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.  The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.  The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products and items for the military.  The paper, clay and forest products group includes lumber and wood products, pulpboard and paper products, woodfibers, woodpulp, scrap paper and clay.  General merchandise carloads handled in 2002 were 2.76 million, compared with 2.72 million handled in 2001, an increase of 2%.

In 2002, 134 million tons of general merchandise freight, or approximately 67% of total general merchandise tonnage handled by NS Rail, originated online.  The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.  The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

See the discussion of general merchandise rail traffic by commodity group in Part II, Item 7, “Management’s Discussion and Analysis.”

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment.  These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.  Intermodal units handled in 2002 were 2.35 million, compared with 2.21 million handled in 2001, an increase of 6%.

See the discussion of intermodal traffic in Part II, Item 7, “Management’s Discussion and Analysis.”

FREIGHT RATES - In 2002, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism.  Thus, a major portion of NS Rail’s freight business is not currently economically regulated by the government.  In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices. However, in 2002 there were significant coal movements moving under common carrier (tariff) rates which had previously moved under rates contained in transportation contracts.  Beginning Jan. 1, 2002, coal moving to Duke Energy’s (Duke) Belew’s Creek, Allen, Buck and Dan River generating stations moved under common carrier rates and beginning April 1, 2002, coal moving to Carolina Power and Light’s (CP&L) Hyco and Mayo plants moved under common carrier rates.  Duke and CP&L have challenged the reasonableness of these common carrier rates in proceedings currently pending before the Surface Transportation Board.

In 2002, NS Rail was found by the STB not to be “revenue adequate” based on results for the year 2001.  A railroad is “revenue adequate” under the applicable law when its return on net investment exceeds the rail industry’s composite cost of capital. This determination is made pursuant to statutory requirement and does not adversely impact NS Rail’s liquidity or capital resources.

PASSENGER OPERATIONS - Regularly scheduled passenger trains are operated by Amtrak on NS Rail’s lines between Alexandria and New Orleans, and between Greensboro and Selma, North Carolina.  Commuter trains are operated on the NS Rail line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia.  NS Rail also leases the Chicago to Manhattan, Illinois, line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois.  Since June 1, 1999, Norfolk Southern Railway Company has operated former Conrail lines on which Amtrak conducts regularly scheduled passenger operations between Chicago, Illinois, and Detroit, Michigan, and between Chicago and Harrisburg, Pennsylvania.

Also since June 1, 1999, through its operation of PRR’s routes, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railway Company and Maryland DOT.  Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

RAILWAY PROPERTY

The NS Rail system extends across 22 states and portions of Canada.  The railroad infrastructure makes the company very capital intensive with total property of approximately $11 billion.

Capital Expenditures - Capital expenditures for road and equipment for the past five years were as follows (including capitalized leases):

	Capital Expenditures
	2002	2001	2000	1999	1998
	($ in millions)
Road	$495	$462	$518	$559	$583
Equipment	172	263	110	356	419
Total	$667	$725	$628	$915	$1,002

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.  For 2003, NS Rail has budgeted almost $800 million of capital spending.  See the discussion following “Cash used for investing activities,” in Part II, Item 7, “Management’s Discussion and Analysis.”

Equipment - As of Dec. 31, 2002, NS Rail owned or leased the following units of equipment:

	Number of Units			Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	2,259	1,001	3,260	10,959,200
Switching	105	102	207	302,800
Auxiliary units	59	18	77	--
Total locomotives	2,423	1,121	3,544	11,262,000

Freight cars:				(Tons)
Hopper	18,568	5,036	23,604	2,486,500
Box	17,184	4,438	21,622	1,687,530
Covered hopper	9,956	3,097	13,053	1,423,216
Gondola	27,618	11,077	38,695	4,148,497
Flat	3,420	1,485	4,905	363,566
Caboose	169	57	226	--
Other	212	--	212	17,363
Total freight cars	77,127	25,190	102,317	10,126,672

Other:
Work equipment	4,619	1,584	6,203
Vehicles	3,529	1,063	4,592
Highway trailers and
containers	881	7,397	8,278
Miscellaneous	1,431	10,185	11,616
Total other	10,460	20,229	30,689

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes locomotives, freight cars and units of other equipment leased from PRR.

The following table indicates the number and year built for locomotives and freight cars owned at Dec. 31, 2002:

	Year Built
						1993-	1988-	1987 &
	2002	2001	2000	1999	1998	1997	1992	Before	Total
Locomotives:
No. of units	--	160	60	147	119	420	257	1,260	2,423
% of fleet	--	7%	2%	6%	5%	17%	11%	52%	100%

Freight cars:
No. of units	--	--	112	514	1,166	4,015	5,368	65,952	77,127
% of fleet	--	--	--	1%	1%	5%	7%	86%	100%

As of Dec. 31, 2002, the average age of the locomotive fleet was 16.1 years.  During 2002, 52 locomotives, the average age of which was 28.2 years, were retired.  The average age of the freight car fleet at Dec. 31, 2002, was 26.6 years.  During 2002, 3,013 freight cars were retired.

Since 1988, about 29,000 coal cars have been rebodied.  As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the high percentage of freight cars built in earlier years.

	Annual Average Bad Order Ratio
	2002	2001	2000	1999	1998

Freight cars (excluding cabooses):
NS Rail	8.1%	6.9%	5.7%	3.7%	4.1%
Locomotives:
NS Rail	6.3%	5.8%	5.5%	5.3%	4.3%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.  In past years, the freight car bad order ratio reflected the storage of certain types of cars that were not in high demand.  The ratio rose in 2000, 2001 and 2002 as a result of decreased maintenance activity.  A review began in 2002 to address several hundred unserviceable, overage and commercially obsolete freight cars, which will likely result in their disposition in 2003.  The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.  The increase in the locomotive bad order ratio in 1999 was primarily due to the maintenance requirements of units being rented to meet short-term needs and to weather-related failures.  The ratio rose slightly in 2000 as maintenance activities were curtailed in response to a slowing economy.  The elevated ratio through 2001 and 2002 reflected units out of service related to the resumption of maintenance and modification activities.

Track Maintenance - Of the approximately 38,500 total miles of track operated, NS Rail had responsibility for maintaining about 31,000 miles of track with the remainder being operated under trackage rights.  Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 141 pounds per yard.  Approximately 40% of NS Rail’s lines carried 20 million or more gross tons per track mile.

The following table summarizes certain information about track roadway additions and replacements during the past five years:

	2002	2001	2000	1999	1998

Track miles of rail installed	235	254	390	403	429
Miles of track surfaced	5,270	3,836	3,687	5,087	4,715
New crossties installed (millions)	2.8	1.5	1.5	2.3	2.0

Microwave System - The NS Rail microwave system, consisting of 7,282 radio route miles, 442 active stations and 4 passive repeater stations, provides communications between most operating locations.  The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

Traffic Control - Of a total of 21,500 road miles operated by NS Rail, excluding trackage rights over foreign lines, 11,511 miles are signalized, including 8,546 miles of centralized traffic control (CTC) and 2,965 miles of automatic block signals.  Of the 8,546 miles of CTC, 1,895 miles are controlled by data radio originating at 148 base radio sites.

Computers - A computer network consisting of a centralized data center in Atlanta, Georgia, and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations.  Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.  Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.  In addition, the computer systems are utilized to assist management in the performance of a variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

Other - The railroads have extensive facilities for support of operations, including freight depots, car construction shops, maintenance shops, office buildings, and signals and communications facilities.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $820 million as of Dec. 31, 2002, and $834 million as of Dec. 31, 2001.

Environmental Matters - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal.  To date, such compliance has not affected materially NS Rail’s capital additions, earnings, liquidity or competitive position.  See the discussion of “Environmental Matters” in Part II, Item 7, “Management’s Discussion and Analysis,” and in Note 16 to the Consolidated Financial Statements.

Employees - NS Rail employed an average of 28,587 employees in 2002, compared with an average of 30,510 employees in 2001, (including NS’ employees who provide management services to NS Rail).  The decrease reflects NS Rail’s continuous drive to operate more efficiently, accompanied by railroad retirement legislation late in 2001, which lowered the retirement age for rail employees.  The approximate average cost per employee during 2002 was $54,000 in wages and $24,000 in employee benefits.

Substantially all of NS Rail’s non-management employees are covered by collective bargaining agreements with 15 different labor unions.  See the discussion of “Labor Agreements” in Part II, Item 7, “Management’s Discussion and Analysis.”

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

The relaxation of economic regulation of railroads, begun over two decades ago by the ICC under the Staggers Rail Act of 1980, has continued under the STB.  Significant exemptions are TOFC/COFC (i.e., “piggyback”) business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.  Transportation contracts on regulated shipments effectively remove those shipments from regulation as well.  About 80% of NS Rail’s freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2003 to re-subject the rail industry to unwarranted federal economic regulation. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.  Accordingly, NS Rail will oppose efforts to reimpose unwarranted economic regulation.

Competition - There is continuing strong competition among rail, water and highway carriers.  Price is usually only one factor of importance as shippers and receivers choose a transport mode and specific hauling company.  Inventory carrying costs, service reliability, ease of handling and the desire to avoid loss and damage during transit are also important considerations, especially for higher-valued finished goods, machinery and consumer products.  Even for raw materials, semifinished goods and work-in-process, users are increasingly sensitive to transport arrangements that minimize problems at successive production stages.

NS Rail’s primary rail competitor is the CSX system; both operate throughout much of the same territory.  Other railroads also operate in parts of the territory.  NS Rail also competes with motor carriers, water carriers and with shippers who have the additional option of handling their own goods in private carriage.

Certain marketing strategies between railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3. Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant.

Norfolk Southern Railway’s executive officers generally are elected and designated annually by the Board of Directors at its first meeting held after the annual meeting of stockholders, and they hold office until their successors are elected.  Executive officers also may be elected and designated throughout the year as the Board of Directors considers appropriate.  There are no family relationships among the officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.  The following table sets forth certain information, as of Feb. 1, 2003, relating to the executive officers:

Name, Age, Present Position	Business Experience During Past Five Years

David R. Goode, 62,	Present position since September 1992. Also, Chairman,
President and	President, and Chief Executive Officer of Norfolk Southern
Chief Executive Officer	Corporation since September 1992.

L. I. Prillaman, 59,	Present position since May 2000. Also, Vice Chairman and Chief
Vice President	Marketing Officer of Norfolk Southern Corporation since
August 1998. Served as Vice President and Chief Marketing
Officer of Norfolk Southern Railway Company from August
1998 to May 2000, and prior thereto was Vice President and
Chief Traffic Officer of Norfolk Southern Railway and
Executive Vice President Marketing of Norfolk Southern
Corporation.

Stephen C. Tobias, 58,	Present position since May 2000. Also, Vice Chairman and Chief
Vice President	Operating Officer of Norfolk Southern Corporation since
August 1998. Served as Vice President and Chief Operating
Officer of Norfolk Southern Railway Company from August
1998 to May 2000, and prior thereto was Vice President of
Norfolk Southern Railway Company and Executive Vice
President Operations of Norfolk Southern Corporation.

Henry C. Wolf, 60,	Present position since May 2000. Also, Vice Chairman and Chief
Vice President	Financial Officer of Norfolk Southern Corporation since August
1998. Served as Vice President Finance of Norfolk Southern
Railway Company from August 1998 to May 2000, and prior
thereto was Vice President and Chief Financial Officer of
Norfolk Southern Railway Company and Executive Vice
President Finance of Norfolk Southern Corporation.

John F. Corcoran, 62,	Present position since July 2001. Also, Senior Vice President
Vice President	Public Affairs of Norfolk Southern Corporation since August
1997.

John W. Fox, Jr., 55,	Present position since May 2000. Also, Senior Vice President
Vice President	Coal Services of Norfolk Southern Corporation since April
2001. Served as Senior Vice President Coal Marketing from
December 1999 to April 2001, and prior thereto was Vice
President Coal Marketing.

James A. Hixon, 49,	Present position since May 2000. Also, Senior Vice President
Vice President	Administration of Norfolk Southern Corporation since February
2000. Served as Senior Vice President Employee Relations
from November 1999 to February 2001, and prior thereto was
Vice President Taxation.

Henry D. Light, 62,	Present position since May 2000. Also, Senior Vice President
Vice President	Law of Norfolk Southern Corporation since January 2002.
Served as Vice President Law of Norfolk Southern Corporation
from April 2000 to January 2002, and prior thereto was General
Counsel Operations.

James W. McClellan, 63, Vice President

Present position since May 2000.  Also, Senior Vice President

   Planning of Norfolk Southern Corporation since August 1998.

   Served as Vice President Planning of Norfolk Southern Railway

   Company from June 1999 to May 2000; Senior Vice President

   Planning from August 1998 to June 1999; and prior thereto was

   Vice President Strategic Planning.

Kathryn B. McQuade, 46,	Present position since May 2000. Also, Senior Vice President
Vice President	Financial Planning of Norfolk Southern Corporation since April
2000. Served as Vice President Financial Planning of Norfolk
Southern Corporation and Norfolk Southern Railway Company
since August 1998, and prior thereto was Vice President
Internal Audit.

Charles W. Moorman, 51,	Present position since May 2000. Also, Senior Vice President
Vice President	Corporate Services since February 1, 2003, and President
Thoroughbred Technology and Telecommunications, Inc. of
Norfolk Southern Corporation since October 1999, and prior
thereto was Vice President Information Technology.

John P. Rathbone, 51,	Present position since December 1992. Also, Senior Vice
Vice President	President and Controller of Norfolk Southern Corporation since
April 2000 and prior thereto was Vice President and Controller.

Stephen P. Renken, 59,	Present position since January 2000. Also, Senior Vice President
Vice President	Chief Information Officer of Norfolk Southern Corporation
since February 2001. Served as Vice President Information
Technology from October 1999 to February 2001, Assistant
Vice President Program Management from January 1998 to
October 1999, and prior thereto was employed by Burlington
Northern Santa Fe.

John M. Samuels, 59,	Present position since May 2000. Also, Senior Vice President
Vice President	Operations Planning and Support of Norfolk Southern
Corporation since April 2000. Served as Vice President
Operations Planning and Budget of Norfolk Southern
Corporation and Norfolk Southern Railway Company from
January 1998 to April 2000, and prior thereto was Vice
President Operating Assets of Conrail.

Donald W. Seale, 50,	Present position since May 2000. Also, Senior Vice President
Vice President	Merchandise Marketing of Norfolk Southern Corporation since
December 1999, and prior thereto was Vice President
Merchandise Marketing.

PART II

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters.

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

The $2.60 Cumulative Preferred Stock, Series A (Series A Stock), of which 1,197,027 shares were issued and 1,096,907 shares were held other than by subsidiaries, including 246,355 shares held by NS, as of Dec. 31, 2002, has no par value but has a $50 per share stated value.  As indicated in the title, the stock pays a dividend of $2.60 per share annually, payable quarterly on March 15, June 15, Sept. 15 and Dec. 15.  Dividends on this stock are cumulative and in preference to dividends on all other classes of stock.  Except for any shares held by Norfolk Southern Railway Company subsidiaries and/or in a fiduciary capacity, each share is entitled to one vote per share on all matters, voting as a single class with holders of other stock.  Should dividends become delinquent for six quarters, this class of stock, voting as a class, may elect two directors so long as any default in dividend payments continues.  The stock is redeemable at the option of Norfolk Southern Railway Company at $50 per share plus accrued dividends.  On liquidation, the stock is entitled to $50 per share plus accrued dividends before any amounts are paid on any other class of stock.

Item 6.  Selected Financial Data.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Five-Year Financial Review

	2002	2001	2000(2)	1999(3)	1998
	($ in millions)
Results of Operations:
Railway operating revenues	$6,095	$6,009	$6,012	$5,161	$4,254
Railway operating expenses	5,124	5,178	5,521	4,658	3,211

Income from railway operations	971	831	491	503	1,043

Other income (expense) - net	(221)	(243)	(169)	42	90
Interest expense on debt	(30)	(37)	(37)	(39)	(25)

Income before income taxes	720	551	285	506	1,108

Provision for income taxes	278	202	99	174	383

Net income	$442	$349	$186	$332	$725

Financial Position:
Total assets	$12,853	$12,541	$12,017	$12,632	$12,017
Total long-term debt, including
current maturities	$857	$868	$771	$866	$760
Stockholders’ equity	$4,813	$4,821	$5,106	$5,385	$6,137

Other:
Capital expenditures	$667	$725	$628	$915	$1,002
Number of stockholders at year end	1,674	1,774	1,927	2,109	2,317
Average number of employees (1)	28,587	30,510	33,344	30,897	24,185

(1) The employee count includes NS’ employees whose primary duties relate to rail operations.
(2) 2000 operating expenses include $165 million in work-force reduction costs for early retirement and separation programs, which reduced net income by $101 million.
(3) On June 1, 1999, NS Rail began operating a substantial portion of Conrail’s properties. As a result, both its railroad route miles and the number of its railroad employees increased by approximately 50% on that date.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes and the Five-Year Financial Review.

SUMMARIZED RESULTS OF OPERATIONS

2002 Compared with 2001

Net income was $442 million in 2002, up $93 million, or 27%, compared with 2001.  The increase was primarily the result of a 17% improvement in income from railway operations and lower nonoperating expenses.

2001 Compared with 2000

Net income in 2001 was $349 million, up $163 million, or 88%. Results in 2000 included $165 million of costs related to actions taken to reduce the size of the work force, which reduced net income by $101 million. Excluding these costs, net income increased $62 million, or 22%, in 2001. The improvement resulted from higher income from railway operations, which was up $175 million, or 27%, that more than offset higher nonoperating expenses, which rose $74 million (see Note 3).

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $6.1 billion in 2002, and were $6.0 billion in both 2001 and 2000.  The following table presents a three-year comparison of revenues by market group.

Revenues by Market Group

	2002	2001	2000
	($ in millions)

Coal	$1,441	$1,521	$1,435
General merchandise:
Automotive	961	885	921
Chemicals	769	752	756
Metals/construction	692	674	689
Agriculture/consumer products/
government	623	603	609
Paper/clay/forest	603	612	630
General merchandise	3,648	3,526	3,605
Intermodal	1,006	962	972
Total	$6,095	$6,009	$6,012

In 2002, revenues increased 1%, as a 3% rise in general merchandise revenues coupled with a 5% improvement in intermodal revenues offset a 5% decline in coal revenue.  All but one of the general merchandise market groups (paper, clay and forest products) posted increases over 2001.  As shown in the following table, all of the revenue improvement was the result of higher traffic volume.

Revenue Variance Analysis
Increases (Decreases)
	2002 vs. 2001	2001 vs. 2000
	($ in millions)

Volume	$87	$(195)
Revenue per unit/mix	(1)	192
Total	$86	$(3)

In 2001, revenues fell for all the general merchandise market groups.  However, a 6% increase in coal revenues offset the effects of the lower general merchandise revenues.  Revenue pre unit increased in all market groups, principally due to rate increases, use of higher capacity equipment and favorable changes in the mix of traffic.

COAL tonnage decreased 4% in 2002 and revenues declined 5%.  Revenue per unit declined slightly, reflecting unfavorable changes in the mix of traffic (more shorter-haul business) that offset the effects of rate increases and gains in tonnage per car.  Coal, coke and iron ore represented 24% of total railway operating revenues in 2002, and 84% of NS Rail’s coal shipments originated on lines it operates.

In 2001, coal tonnage increased 2%, and revenues improved 6%.  Revenue per unit increased 6%, a result of rate increases, including lower volume-related refunds on export coal shipments, gains in tonnage per car and favorable changes in the mix of traffic (less shorter-haul business).

Total Coal, Coke and Iron Ore Tonnage

	2002	2001	2000
	(In millions of tons)

Utility	128	133	119
Export	11	14	20
Domestic metallurgical	21	20	25
Other	10	11	11
Total	170	178	175

Utility coal tonnage decreased 3% in 2002, a result of lower demand that reflected the weak economy, high coal stockpile levels entering the year, mild temperatures in the first quarter, reduced stockpile targets set by utility companies and increased generation from new natural gas-fired plants.  Licensing requirements for these new plants resulted in additional generation that temporarily displaced coal-fired generation.

In 2001, utility coal traffic increased 11%, reflecting higher demand for coal-fired electricity and the effects of very high natural gas prices early in the year.  High demand for coal, a volatile market for natural gas and production problems at a number of large mines in the East late in 2000 combined to increase demand somewhat early in 2001 with a resulting increase in coal prices.  Utility coal traffic volume also benefited somewhat from the shifting of coal that traditionally would have been bound for export to the domestic market.

Two of NS Rail’s utility customers, Duke Energy (Duke) and Carolina Power and Light (CP&L), have filed rate reasonableness complaints at the Surface Transportation Board (STB) alleging that the NS Rail tariff rates for the transportation of coal to their solely served power plants are unreasonable.  NS Rail is disputing these allegations.   Since January 1, 2002, in the case of Duke and since April 1, 2002, in the case of CP&L, NS Rail has been billing and collecting amounts from the customers based on the challenged tariff rates.  Management expects that the resolution of these cases, which is anticipated to occur in 2003, will not have a material effect on NS Rail’s financial statements.

The near-term outlook for utility coal remains positive.   Coal-fired generation remains the lowest cost marginal source of electricity.  Coal plant generation should continue to track the U.S. economy, and management expects that utilities will use coal-fired plants to meet increased demand because of coal’s low cost.  As always, demand will be influenced by the weather.  In addition, while the price of natural gas can affect demand for utility coal, its higher price and volatility may improve the long-term competitive position of coal-fired generation.

Phase II of Title IV of the Clean Air Act Amendments of 1990, which imposed more stringent limits on sulfur dioxide emissions, took effect on Jan. 1, 2000.  Many of the mines served by NS Rail produce coals that satisfy Phase II requirements.  In addition, substantial banks of sulfur dioxide allowances held by many NS Rail-served utilities, as well as implementation of sulfur dioxide emission control systems at many NS Rail-served plants, should continue to provide a market for other NS Rail-served mines.

While the Phase II impact on NS Rail utility coal has been minimal, there are a number of other evolving environmental issues that have the potential to increase or ease cost pressures on the utility coal market, depending upon their outcome.  These include a potential new national energy policy, proposed multi-pollutant legislation, a proposed new rule concerning “new source review,” the impending mercury emissions standard and the fate of U.S. participation in the Kyoto Protocol.

Although impending developments with these environmental issues could potentially increase cost pressures on coal-fired generation, the outlook remains positive for maintaining coal’s position in the power generation mix for regions served by NS Rail.  However, different developments with these issues could actually ease cost pressures on coal-fired generation, further strengthening coal’s position.

The 1999 decision by a federal district court judge in West Virginia holding that some common mountaintop mining practices in the coal industry are illegal was overturned in April 2001 by the U.S. Fourth Circuit Court of Appeals.  In January 2002, the U.S. Supreme Court refused to hear an appeal of the case.  In May 2002, the same district court judge made a similar ruling in a different case in which NS Rail had again intervened. In January 2003, this ruling also was overturned by the Fourth Circuit Court of Appeals.

Export coal tonnage declined 18% in 2002.  Steam coal exports through Baltimore declined 4%, and export metallurgical coals through Norfolk declined 22%.  During the first half of 2002, demand for U.S. coal was soft as international buyers focused their purchases toward other, lower-priced sources.  Market uncertainty resulted in late contract settlements and delayed shipments.   Late in 2002, demand for U.S. coking coals increased, reflecting a shift in the market as exports from China, Australia and Poland declined.  As a result, shipments through Norfolk increased in the fourth quarter.

In 2001, export coal tonnage decreased 30%.  The rapid rise of domestic utility coal prices early in the year enticed many foreign-market suppliers to place much of their 2001 production in the domestic utility markets.  In addition, production difficulties at several large NS Rail-served mines and flooding in West Virginia in July significantly reduced the supply of low volatile coal.  The combination of these factors resulted in most of the decline in shipments of export coal. Steam coal exports through Baltimore declined 32%, and export metallurgical coals through Norfolk declined by 30%.  Demand for steam coal to export strengthened in the last half of 2001; however, strong U.S. demand limited NS Rail’s participation in this market.  Demand for coking coal to export continued to soften, as steel production moved from traditional NS Rail markets in Europe to Asia, which in recent years has been supplied by Australian or Canadian coals.

It is expected that export coal tonnage will continue to be limited by supply and subject to the fluctuations of the world market.  The increase in demand for U.S. coals seen in the fourth quarter of 2002 has continued into the first quarter of 2003, and early indications are that these market forces should remain in place as contracts are settled in the spring for the coming year.  Should these market forces continue, U.S. coal export volumes could recover somewhat.  However, the inherent volatility and uncertainties in this market make predictions especially vulnerable.

Domestic metallurgical coal, coke and iron ore tonnage increased 5% in 2002, reflecting higher U.S. steel production that was aided by the imported steel tariff program implemented in 2002.  In addition, continued strong vehicle production resulted in demand for steel.

In 2001, domestic metallurgical coal, coke and iron ore tonnage decreased 18% due to a decline in the market for domestic steel.  The softening economy and an increase in steel imports drastically cut blast furnace production, sharply reducing the demand for coking coal, iron ore and coke.  The increase in imported steel also resulted in lower prices that put pressure on the U.S. steel industry and led to plant closures and bankruptcies that included some NS Rail customers.

Domestic metallurgical coal, coke and iron ore traffic is expected to continue to experience modest gains during the two-year life of the import tariffs.  However, long-term demand is expected to decline, reflecting advanced technologies that allow production of steel using less coke.

Other coal tonnage, principally steam coal shipped to manufacturing plants, decreased 14% in 2002, but increased 6% in 2001.  The decline in 2002 was primarily the result of the weak economy.  The gain in 2001 resulted from new and increased business from industrial customers.

GENERAL MERCHANDISE traffic volume (carloads) increased 2% in 2002, and revenues increased 3%, principally due to a 9% improvement in automotive revenues.  In 2001, traffic volume decreased 7%, and revenues decreased 2%, reflecting the effects of a weak economy.

Automotive traffic volume increased 7%, and revenues increased 9% in 2002, principally due to a rise in vehicle production and new business.  Revenue per unit increased 2%, reflecting some pricing improvements, extended length of haul, special ancillary services and the settlement of a disputed charge.

In 2001, automotive traffic volume decreased 10%, and revenues declined 4%, principally due to a 10% drop in vehicle production.  Revenue per unit increased 7%, principally due to rate increases, efficiencies gained from the redesign of the mixing center network and use of higher capacity equipment.

Automotive revenues in 2003 are expected to be lower than those of 2002.  Light vehicle production is predicted to be down slightly, and NS’ largest automotive customer has announced a 5% decrease in first quarter 2003 production.

Chemicals traffic volume increased slightly, and revenues increased 2% in 2002.  Higher traffic volume for plastics and a small increase for miscellaneous chemicals offset a decline for petroleum products.  Demand for plastics was supported by increases in light vehicle production and housing starts.  Traffic volume also benefited from increased shipments through NS Rail’s Thoroughbred Bulk Transfer (TBT) facilities that handle chemicals and bulk commodities for customers not located on NS Rail-served lines.  Revenue per unit increased as a result of a favorable change in the mix of traffic (more higher-rated business) and market-driven rate increases.

In 2001, chemicals traffic volume decreased 5%, and revenues decreased 1%.  The weak economy depressed shipments of petroleum, plastics, industrial and miscellaneous chemicals.  These declines were partially offset by new business through NS Rail’s TBT facilities.  Revenue per unit increased due to higher rates and a favorable change in the mix of traffic (more longer-haul moves).

Chemicals revenues are expected to improve in 2003, supported by a recovering economy, new business and improved revenue per unit.

Metals and construction traffic volume increased 2%, and revenues improved 3% in 2002, reflecting improvement in the steel industry, which was aided by the two-year imported steel tariff program implemented in 2002.  Metals volume benefited from resumption of production at some mills that closed in 2001 and increased volume from new mills.  Construction traffic declined, primarily as a result of reductions in highway projects due to state government budget pressures.

In 2001, metals and construction traffic volume decreased 7%, and revenues declined 2%, reflecting weakness in the steel and construction industries.  The steel industry recession, which began in 2000, resulted in excess capacity and the closing of numerous steel mills.  Revenue per unit increased due to higher rates and favorable changes in the mix of traffic.

Metals and construction revenues are expected to continue to benefit from added production along NS Rail’s lines, although further consolidation in the steel industry is expected.  Construction markets may benefit from new business from stone quarries and cement terminals in the Southeast.

Agriculture, consumer products and government traffic volume decreased slightly in 2002, but revenues increased 3%.  Traffic volume increases for corn, food products and beverages largely offset declines for soybeans and feed.  Corn volume benefited from increased shipments from the Midwest to drought-stricken areas in the East.  The increase for food products was primarily the result of new business.  Soybean and feed volumes were adversely affected by lower domestic and export demand.  Revenue per unit increased because of higher rates, increased length of haul and favorable changes in the mix of traffic.

In 2001, agriculture, consumer products and government traffic volume decreased 3%, and revenues declined 1%, primarily due to reduced shipments of fertilizer.  This decline was due to soft farm demand, record high natural gas prices early in the year (which curtailed production of certain fertilizers) and increased imports.  This was mitigated by traffic volume increases for grain, flour, and canned goods. The revenue per unit increase was primarily due to favorable changes in the mix of traffic.

Agriculture, consumer products and government revenues in 2003 are expected to continue to benefit from higher corn, fertilizer and food product volume.  Fertilizer volumes may be favorably affected by the reopening of a large phosphate fertilizer plant.

Paper, clay and forest products traffic volume declined 3%, and revenues decreased 1%, in 2002, primarily due to continued weakness in the paper market, especially in the first half of the year.  Traffic volume improved later in the year as the paper market strengthened.  In addition, NS Rail gained business from conversion of truck shipments to rail and from continued strength in housing starts.  Revenue per unit benefited from rate increases and a decline in shorter-haul business.

In 2001, paper, clay and forest products traffic volume declined 8%, and revenues decreased 3%, primarily due to a weakened paper market.  Paper shipments were adversely affected by reduced production at many NS Rail-served paper mills, a result of sluggish newspaper advertising and soft demand for paper.  Lumber traffic began the year weak, improved in late summer, but softened late in the year due to short-term weakness in housing starts. Revenue per unit increased principally due to higher rates.

Paper, clay and forest products revenues are expected to improve slightly in 2003 as a result of a recovering economy, service improvements and new business.

INTERMODAL traffic volume increased 6%, and revenues increased 5%, in 2002.  Volume growth was principally the result of new and improved services that resulted in new business, including the conversion of truck business to rail.  International traffic, which accounts for about half of intermodal volume, increased 10%, supported by growth in trade activity and new business, including the conversion of over-the-road traffic.  Domestic shipments grew 6%, primarily because of new business gained from the conversion of truck shipments.  Volume handled for Triple Crown Services Company (TCS) increased 4%.  Revenue per unit declined as a result of an increase in shorter-haul business and the absence of fuel surcharges that were in place in 2001, which were partially offset by some rate increases.

In 2001, intermodal traffic volume decreased 1% and revenues declined 1%.  Domestic traffic volumewas up in the first half of the year, but demand increasingly weakened as the year progressed, which eroded NS Rail’s base of traffic.  New business supported by the opening of three new terminals and other initiatives mitigated the effects of the weakened economy.  International traffic, which accounts for about half of intermodal volume, grew slightly as U.S. imports slowed with the economy.  TCS traffic volume increased 1% despite economic conditions, as it continued to benefit from reliable, truck-like service.  Intermodal revenue per unit dropped later in the year, reflecting the expiration of fuel surcharges that were implemented late in 2000 and the introduction of new shorter-haul business.

In 2003, intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail.

Railway Operating Expenses

Railway operating expenses decreased 1% in 2002, while carloads increased 1%.  In 2001, railway operating expenses declined 6%. However, expenses in 2000 included $165 million of costs related to actions taken to reduce the size of the work force. Excluding these costs, railway operating expenses decreased 3% in 2001, while carloads dropped 3%.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 84.1% in 2002, compared with 86.2% in 2001 and 89.1% in 2000 (excluding the work-force reduction costs, which increased the ratio 2.7 percentage points).  Both declines primarily resulted from gains in efficiency, although 2002 also benefited from higher traffic volume, and 2001 benefited from increased revenue per unit.  The efficiency gains in 2002 were principally the result of the implementation of a new operating plan that emphasizes adherence to a schedule and reductions in service variability.  These improvements came despite a continuing change in the mix of traffic (more resource-intensive traffic, such as automotive and intermodal, coupled with the decrease in export coal traffic).

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

	2002 vs. 2001	2001 vs. 2000
	($ in millions)

Compensation and benefits*	$12	$(372)
Materials, services and rents	(6)	159
Conrail rents and services	1	(35)
Depreciation	2	11
Diesel fuel	(70)	(66)
Casualties and other claims	27	3
Other	(20)	(43)
Total	$(54)	$(343)

*  Includes $165 million of work-force reduction costs in 2000.

Compensation and benefits represented 30% of total railway operating expenses and increased 1% in 2002.  Higher wage rates, reduced pension income (see Note 13) and increased health and welfare benefits costs more than offset savings from reduced employment levels and lower payroll taxes (see the discussion of the Railroad Retirement and Survivors’ Improvement Act, below).   Medical costs are expected to continue to increase in 2003, a result of higher costs for active employees and an increase in the expected inflation related to postretirement benefits.

In 2001, compensation and benefits decreased 20%; however, this comparison reflects the $165 million of work-force reduction costs in 2000. Excluding those costs, compensation and benefits decreased 12%, reflecting the effects of the management fee charged by NS (see Note 2) as well as savings attributable to the reduced size of the work force.  These savings were somewhat offset by higher wages and benefit costs for union employees and reduced pension income.

The Railroad Retirement and Survivors’ Improvement Act, which took effect on Jan. 1, 2002, provides for a phased reduction of the employers’ portions of Tier II Railroad Retirement payroll taxes.  The phase-in calls for a reduction from 15.6% in 2002 to 14.2% in 2003 and 13.1% in 2004. In addition, the supplemental annuity tax was eliminated.  These changes resulted in an estimated $21 million reduction in payroll taxes in 2002 and are expected to result in savings of $20 million in 2003, compared with 2002.  However, these savings are expected to be offset by an increase in the railroad unemployment tax rate, higher payroll taxes on increased wages and a higher wage base.  The new law allows for investment of Tier II assets in a diversified portfolio through the newly established National Railroad Retirement Investment Trust.  The law also provides a mechanism for automatic adjustment of future Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.

Materials, services and rents includes items used for the maintenance of the railroad’s lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; the management fee charged by NS (see Note 2); and the net cost of equipment rentals. This category of expenses decreased slightly in 2002, but increased 9% in 2001.

The decline in 2002 reflected a significant reduction in equipment rents, which was largely offset by higher volume-related expenses for automotive and intermodal traffic, increased material costs for locomotives, higher expenses for roadway and bridge repairs and increased derailment costs.  In 2001, the effects of the management fee charged by NS and higher costs for purchased services, including expenses for software, consulting and legal fees were partially offset by lower equipment rents.

Equipment rents, which includes the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, decreased 14% in 2002, and 11% in 2001. The decline in 2002 was principally the result of continued improvement in cycle times, reflecting efficiency gains and, for intermodal equipment, service design and process changes implemented during the year.  The decrease in 2001 was primarily due to shorter car cycle times that resulted in fewer car days on line and fewer freight car and locomotive leases.

Locomotive repair costs increased in 2002 and 2001, principally due to renewed maintenance activity, which is expected to continue into 2003.  Freight car maintenance costs, which were relatively flat in 2002, are also likely to increase in 2003, as it is expected that the economy will recover and more freight cars are due for maintenance.

Conrail rents and services increased slightly in 2002 and declined 7% in 2001. This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC’s operation of the Shared Assets Areas. The decline in 2001 reflected lower expenses in the Shared Assets Areas.

Depreciation expense was up slightly in 2002 and increased 2% in 2001. Substantial levels of capital spending affected both years; however, depreciation expense in 2002 benefited from lower rates implemented early in the year following completion of a periodic study (see Note 1, “Properties,” for NS Rail’s depreciation policy).

Diesel fuel expenses decreased 17% in 2002 and 14% in 2001.  The decline in 2002 reflected a 16% drop in the average price per gallon and slightly lower consumption.  Expenses in 2002 included a $10 million benefit from the hedging program initiated in the second quarter of 2001 (see “Market Risks and Hedging Activities,” below and Note 15).  The decrease in 2001 was the result of an 8% drop in consumption and a 7% decline in the average price per gallon.  Expenses in 2001 included $8 million of cost related to the hedging program.  NS Rail expects diesel fuel prices to be higher in 2003.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 19% in 2002 and 2% in 2001. The increase in 2002 reflected adverse personal injury claims development as indicated by an actuarial study and higher expenses for loss and damage to lading, as well as higher insurance and environmental remediation costs.

The largest component of casualties and other claims expense is personal injury costs.  In 2002, cases involving occupational injuries comprised about 30% of the total employee injury cases settled and 24% of the total settlement payments made.  Injuries of this type are not generally caused by a specific accident or event, but, rather, result from a claimed exposure over time.  Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.  NS Rail continues to work actively to eliminate all employee injuries and to reduce the associated costs.

The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers’ Liability Act (FELA), which is applicable only to railroads.  This law, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers’ compensation system.

NS Rail, like many other businesses in the U.S., has experienced difficulty obtaining property and casualty insurance at reasonable terms since the September 11 terrorist attacks.  Thus far, NS Rail has been successful in maintaining a substantial amount of commercial insurance for third-party personal injury, property damage and FELA claims that exceed the self-insured retention.  However, both the cost of this commercial insurance and the amount of risk that NS Rail retains through self-insurance has more than doubled since the attacks.

Other expenses decreased 7% in 2002 and 13% in 2001.  The decline in 2002 reflected lower expenses for property and sales and use taxes.  The decrease in 2001 was principally the result of lower bad debt costs, reduced franchise and property taxes, and the effects of the NS management fee (see Note 2).

Other Income (Expense) – Net

Other income (expenses) – net was an expense of $221 million in 2002, compared with expenses of $243 million in 2001 and $169 million in 2000.  The decline in 2002 primarily resulted from lower discount from the sales of accounts receivable (see Note 2), which was offset in part by higher interest accruals on federal income tax liabilities.  The increase in 2001 resulted from higher discount on accounts receivable sales.

Income Taxes

Income tax expense in 2002 was $278 million, for an effective rate of 39%, compared with effective rates of 37% in 2001 and 35% in 2000.

The effective rates in all three years were below the statutory federal and state rates because of favorable adjustments upon filing the prior year tax returns and in 2002 and 2000 because of favorable adjustments to state tax liabilities.

In March 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law and began providing immediate tax incentives for business.  A 30% additional first-year depreciation allowance was a primary element of this legislation.  This depreciation incentive continues for three years, and during these years the resulting acceleration of tax depreciation deductions will improve cash flow by reducing current tax expense and increasing deferred tax expense by significant amounts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities, NS Rail’s principal source of liquidity, was $1.1 billion in 2002, compared with $737 million in 2001 and $1.05 billion in 2000. In 2002, the improvement was the result of higher income from railway operations and favorable changes in working capital. The significant decline in operating cash flow in 2001 reflects the sale in 2000 of accounts receivable, proceeds of which were advanced to NS (see Note 2, “Sale of Accounts Receivable”). Excluding the cash infusion from that accounts receivable sale program, operating cash flow declined $106 million in 2001. The decrease primarily resulted from higher tax payments including amounts applicable to prior years, bonus payments in 2001 (no such payments in 2000) and the timing of payrolls.

A significant portion of payments made to PRR (which are included in “Conrail Rents and Services” and, therefore, are a use of cash in “Cash provided by operating activities”) are borrowed back from a PRR subsidiary and, therefore, are a source of cash in “Proceeds from borrowings.”  NS Rail’s net cash flow from these borrowings amounted to $212 million in 2002 and $250 million in 2001.

NS Rail’s working capital deficit was $1.1 billion at Dec. 31, 2002, compared with $1.5 billion at Dec. 31, 2001. The decline resulted principally from the change in the terms of the note under which NS borrows funds from a subsidiary of PRR (see Note 2).

NS Rail looks to NS to provide needed funding. NS currently has the capability to increase the amount of accounts receivable being sold under its revolving sale program. During 2002, the amount of receivables

NS could sell under this program ranged from $368 million to $421 million, and the amount of receivables NS sold ranged from $30 million to $400 million. Moreover, NS has the capability to issue up to $1 billion of commercial paper; however, reductions in its credit rating could limit NS’ ability to access the commercial paper markets.

As the major NS subsidiary, NS Rail provides funding to service NS’ debt. NS’ debt at Dec. 31, 2002, totaled $6.4 billion. Of this debt, $1.8 billion is due between 2003 and 2007.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations, as well as to advance amounts to NS to service its debt. This expectation is based on a view that the economy will remain flat for the first half of 2003 and resume growth in the third and fourth quarters.

Contractual obligationsat Dec. 31, 2002, related to NS Rail’s long-term debt (including capital leases), operating leases, agreements with CRC and unconditional purchase obligations are as follows:

			2004-	2006-	2008 and
	Total	2003	2005	2007	Subsequent
	($ in millions)
Long-term debt and
capital leases	$857	$94	$188	$201	$374
Operating leases	876	112	165	114	485
Agreements with CRC	748	30	65	68	585
Unconditional purchase
obligations	164	164	--	--	--
Total	$2,645	$400	$418	$383	$1,444

NS Rail also has contractual obligations to PRR as disclosed in Note 2. However, NS Rail has the ability to borrow back funds from PRR to the extent they aren’t needed to fund contractual obligations at Conrail. The following table represents 58% (NS’ economic ownership interest in Conrail) of Conrail’s contractual obligations for long-term debt (including capital leases) and operating leases. Conrail has no unconditional purchase or other long-term obligations.

			2004-	2006-	2008 and
	Total	2003	2005	2007	Subsequent
	($ in millions)

Long-term debt and
capital leases	$684	$33	$62	$62	$527
Operating leases	327	32	64	62	169
Total	$1,011	$65	$126	$124	$696

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

The operating lease covering the 140 locomotives is renewable annually at NS Rail’s option and expires in 2008. The lessor is a special-purpose entity formed to enter into this transaction, but it isnot related to NS Rail and its owner has a substantive residual equity capital investment at risk in the entity. The lessor owns the locomotives and issued debt to finance their purchase. NS Rail has no obligation related to the debt. NS Rail has the option to purchase the locomotives, but also can return them to the lessor. The return provisions of the lease are not so onerous as to preclude this option. If NS Rail does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value. NS Rail does not expect to be required to make any payments under this provision (see Note 9). As the primary beneficiary of the business of the lessor, effective Jan. 1, 2003, NS Rail consolidated the assets (locomotives) and liabilities (debt) of this special-purpose entity when it implemented Financial Accounting Standards Board Interpretation No. 46 (see “New Accounting Pronouncement,” on Page 33).

Cash used for investing activities decreased 5% in 2002, but increased 29% in 2001. Property additions, which account for most of the recurring spending in this category,were down 9% in 2002, following a 15% increase in 2001. Property sales were significantly lower in 2002, which resulted in the smaller decline in cash used for investing activities compared with the reduction in capital spending. The following tables show capital spending and track and equipment statistics for the past five years.

Capital Expenditures

	2002	2001	2000	1999	1998
	($ in millions)

Road	$495	$462	$518	$559	$583
Equipment	172	263	110	356	419
Total	$667	$725	$628	$915	$1,002

Capital expenditures (which in 2002 included $6 million of capitalized leases) decreased 8% in 2002, but increased 15% in 2001.  The decline in 2002 reflected lower spending for intermodal facilities, as NS Rail completed in 2001 several significant projects that expanded the capacity of the intermodal network.  Higher spending on track program work was offset by lower locomotive purchases (50 in 2002 compared with 100 in 2001). Outlays in 2001 included amounts for locomotive purchases (no such purchases were made in 2000 as locomotives were leased) that were somewhat offset by lower expenditures for freight car purchases and roadway projects.

Track Structure Statistics (Capital and Maintenance)

	2002	2001	2000	1999	1998

Track miles of rail installed	235	254	390	403	429
Miles of track surfaced	5,270	3,836	3,687	5,087	4,715
New crossties installed (millions)	2.8	1.5	1.5	2.3	2.0

Average Age of Owned Railway Equipment

	2002	2001	2000	1999	1998
	(Years)

Freight cars	26.6	26.1	25.3	24.4	23.6
Locomotives	16.1	15.7	16.1	15.4	15.4
Retired locomotives	28.2	22.4	24.5	22.7	20.6

The table above excludes equipment leased from PRR (see Note 2), which comprises 17% of the freight car fleet and 25% of the locomotive fleet.

Through its coal car rebody program, which was suspended in 2000, NS Rail converted about 29,000 hopper cars into high-capacity steel gondolas or hoppers. As a result, the remaining service life of the freight-car fleet is greater than may be inferred from the increasing average age shown in the table above.

For 2003, NS Rail has budgeted almost $800 million for capital expenditures. The anticipated spending includes $499 million for roadway projects, of which $383 million is for track and bridge program work. Also included are projects for communications, signal and electrical systems, as well as projects for environmental and public improvements such as grade crossing separations and signal upgrades.  Other roadway projects include marketing and industrial development initiatives, including increasing track capacity and access to coal receivers and vehicle production and distribution facilities, and continuing investments in intermodal infrastructure.  Equipment spending of $246 million includes the purchase of 100 locomotives and upgrades to existing units, improvements to multilevel automobile racks, and projects related to computers and information technology, including additional security and backup systems.

Cash used for financing activities in 2002 was $461 million. Financing activities provided cash of $134 million in 2001 and used cash of $506 million in 2000. Financing activities included loan transactions with a PRR subsidiary that resulted in net borrowings of $212 million in 2002 and $250 million in 2001 and net repayments of $72 million in 2000 (see Note 2). Advances to NS typically account for most of the cash used for financing activities and reflect NS’ requirements (see Note 2, “Cash required for NS Debt”).

NS is subject to various financial covenants with respect to its credit agreement, including a minimum net worth requirement, a maximum leverage ratio restriction and certain restrictions on issuance of further debt. As the major NS subsidiary, NS Rail is subject to certain of these restrictions.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.  Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.  Management discusses the development, selection and disclosures concerning critical accounting estimates with its Board of Directors.

Pensions and Other Postretirement Benefits

NS Rail provides defined pension benefits, principally for salaried employees, through participation in NS’ funded and unfunded defined benefit pension plans. NS Rail also provides specified health care and death benefits to eligible retired employees and their dependents by participating in welfare benefit plans sponsored by NS. Under the present plans, which may be amended or terminated at NS’ option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies. The following discussion relates to the combined NS plans (see Note 13).

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions.  These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.  In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.  Management makes these estimates based on the company’s historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).  Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities.

NS’ net pension benefit, which is included in “Compensation and benefits” on its Consolidated Income Statement, was $79 million for the year ended Dec. 31, 2002.  In recording this amount, NS assumed a long-term investment rate of return of 9%, compared with the 10% rate used in the previous two years.  Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been in excess of 10%.  A one percentage point change to this rate of return assumption would result in a $20 million change to the pension credit and, as a result, an equal change in “Compensation and benefits” expense.  Changes that are reasonably likely to occur in assumptions made concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS’ net pension benefit or net pension asset in the future.  The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

NS’ net cost for other postretirement benefits, which is also included in “Compensation and benefits,” was $34 million for the year ended Dec. 31, 2002.  In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other benefits” as disclosed in Note 13, management estimated future increases in health-care costs.  These assumptions, along with the effect of a one percentage point change in them, are described in Note 13.

Properties and Depreciation

Most of NS Rail’s total assets are comprised of long-lived railway properties (see Note 6).  As disclosed in Note 1, NS Rail’s properties are depreciated using group depreciation.  Rail is depreciated primarily on the basis of use measured by gross-ton miles.  Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.  NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value.  Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS Rail’s depreciation expense is based on management’s assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.  These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers.  These studies analyze NS Rail’s historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.  NS Rail’s recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.  The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.  Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.  NS Rail’s “Depreciation expense” for the year ended Dec. 31, 2002, amounted to $499 million.  NS Rail’s weighted-average depreciation rates for 2002 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would result in a $16 million increase (or decrease) to NS Rail’s depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS Rail’s expense for “Casualties and other claims” amounted to $171 million for the year ended

Dec. 31, 2002.  Most of this expense was composed of NS Rail’s accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned “Casualties and other claims” on Page 24).  NS Rail engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.  The actuarial firm studies NS Rail’s historical patterns of reserving for claims and subsequent settlements.  The actuary also takes into account outside influences considered pertinent.  The study uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.  NS Rail has recorded this actuarially determined liability.  The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.  Accordingly, there could be significant changes in the liability, which NS Rail would recognize when such a change became known.  The most recent actuarial study was performed as of June 30, 2002, and resulted in an increase to NS Rail’s personal injury liability during the third quarter.  While the liability recorded is supported by the most recent study, it is reasonably possible that the liability could be higher or lower.

NS Rail is subject to various jurisdictions’ environmental laws and regulations.  It is NS Rail’s policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably (see Note 16).  Environmental engineers regularly participate in ongoing evaluations of all known sites and in determining any necessary adjustments to liability estimates.  NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

Operating expenses for environmental matters totaled approximately $15 million in 2002, $12 million in 2001, and $11 million in 2000, and capital expenditures totaled approximately $10 million in each of 2002, 2001 and 2000. Capital expenditures in 2003 are expected to be comparable to those in 2002.

NS Rail’s balance sheets included liabilities for environmental exposures in the amount of $29 million at Dec. 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2002, the liability represented NS Rail’s estimate of the probable cleanup and remediation costs based on available information at 114 identified locations. On that date, 10 sites accounted for $16 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 114 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail’s ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it), and evolving statutory and regulatory standards governing liability.  NS Rail estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.  As a result, it is not practical to quantitatively discuss the effects of changes in these many assumptions and judgments.  NS Rail has consistently applied its methodology of estimating its environmental liabilities.

The risk of incurring environmental liability – for acts and omissions, past, present and future – is inherent in the railroad business.  Some of the commodities in NS Rail’s traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize.  In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale.  Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.  Moreover, lawsuits and claims involving these and potentially other now-unidentified environmental sites and matters are likely to arise from time to time.  The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

However, based on its assessment of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which the Company is aware.  Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS Rail’s financial position, results of operations or liquidity.

Norfolk Southern Railway and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.  When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.  While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management’s opinion the recorded liability, if any, is adequate to cover the future payment of such liability and claims.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to recorded liability will be reflected in expenses in the periods in which such adjustments are known.

Income Taxes

NS Rail’s net deferred tax liability totaled $4,057 million at Dec. 31, 2002 (see Note 4).  This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.  After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.  For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.  A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized. NS Rail has a valuation allowance of about $1 million in its $537 million of deferred tax assets as of Dec. 31, 2002, reflecting the expectation that most of these assets will be realized.  For 2002, 2001 and 2000, the effective tax rates were 39%, 37% and 35%, respectively.  For every 1/2% change in the 2002 effective tax rate, net income would have changed by $4 million.

OTHER MATTERS

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking “New York Dock” income protection benefits. Several labor organizations have initiated arbitration on behalf of individual employees.  Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management’s judgment, do not apply to the involved circumstances.

Based on known facts, including the availability of legal defenses, management believes that NS will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS Rail’s financial position, results of operations or liquidity. Depending on the outcome of these arbitrations, additional claims may be filed or progressed to arbitration. Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 16).

Labor Agreements

Approximately 24,000 of NS Rail’s employees are covered by collective bargaining agreements with 15 different labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.  The outcome of these negotiations is uncertain at this time.  However, agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS Rail employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS Rail employees; the United Transportation Union (UTU), which represents about 6,700 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; and the Transportation Communications International Union (TCU), which represents about 4,400 NS Rail employees.  Health and welfare issues have been resolved with BMWE and TCU.  The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration.  Health and welfare issues with the other organizations have not yet been resolved.

Market Risks and Hedging Activities

NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

In 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail’s aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail’s operating margins and profitability, through the use of one or more types of derivative instruments.

Diesel fuel costs represented 7% of NS Rail’s operating expenses for 2002. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail’s average monthly fuel consumption will be hedged for each month within any 36-month period.

As of Dec. 31, 2002, through swap transactions and advance purchases, NS Rail has hedged approximately 62% of expected 2003 diesel fuel requirements. The effect of the hedges is to yield an average cost of 73 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS Rail’s asset related to the swaps by approximately $30 million as of Dec. 31, 2002.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2002, NS Rail’s debt subject to interest rate fluctuations totaled $434 million (excluding debt due to the PRR subsidiary). A 1% increase in interest rates would increase NS Rail’s total annual interest expense related to all its variable debt by approximately $4 million. Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail’s financial position, results of operations or liquidity.

Some of NS Rail’s capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements. On Dec. 31, 2002, the average pay rate under these agreements was 2.1%, and the average receive rate was 7%. During 2002, the effect of the swaps was to reduce interest expense by $9 million. A portion of the lease obligations is payable in Japanese yen. NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation. Most of these deposits are held by foreign banks, primarily Japanese. As a result, NS Rail is exposed to financial market risk relative to Japan.  Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) which is effective Jan. 1, 2003, and addresses legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  In accordance with the Uniform System of Accounts for Railroad Companies (see Code of Federal Regulations, Title 49, Subtitle B, Chapter X, Part 1201), NS Rail depreciates track structure (rail, other track material and ties) to its net salvage value (gross salvage less cost to remove).  SFAS No. 143 prohibits the accrual of a liability for removal costs absent a legal obligation to remove the related asset.  Management believes that there is no such legal obligation to remove track.  The SEC staff has recently taken a position with a registrant in another industry that calls into question whether the use of net salvage that results in depreciating more than the cost basis of an asset (negative salvage) is appropriate once SFAS No. 143 becomes effective.  NS Rail is in the process of studying its track accounts to determine where current depreciation rates will result in negative salvage.  To the extent that NS Rail’s accumulated depreciation includes such amounts, they will be removed.  The cumulative effect of this catch-up adjustment will be recorded as a change in accounting principle in the first quarter of 2003.  Going forward, this change will result in lower depreciation expense (because the depreciation rate will no longer reflect any negative salvage) and higher compensation and benefits expenses (for the labor cost to remove retired assets); NS Rail does not expect that this will result in a material change to its total railway operating expenses.

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN No. 46), which addresses consolidation of certain variable interest entities (also commonly referred to as “special purpose entities”).  NS Rail adopted FIN No. 46, effective Jan 1, 2003.  As a result, on that date NS Rail consolidated a special-purpose entity that leases certain locomotives to NS Rail (see Note 9).  This entity has no other significant assets or liabilities other than the locomotives and the debt related to their purchase, which will be reflected on NS Rail’s Consolidated Balance Sheet in 2003.  This change in reporting will also have the following effects to NS Rail’s Consolidated Income Statement beginning in 2003:  operating lease expense will decline, and depreciation expense and interest expense on debt will increase.  The net effect of these income statement changes is not significant.  Adoption of FIN No. 46 did not have a significant effect on NS Rail’s financial position or liquidity.

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

TRENDS

Federal Economic Regulation -- Efforts may be made in 2003 to reimpose unwarranted federal economic regulation on the rail industry. The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business. NS Rail and other rail carriers will oppose any efforts to reimpose unwarranted economic regulation.

Utility Deregulation -- Deregulation of the electrical utility industry is expected to increase competition among electric power generators; deregulation over time would permit wholesalers and possibly retailers of electric power to sell or purchase increasing quantities of power to or from distant parties. The effects of deregulation on NS Rail and on its customers cannot be predicted with certainty; however, NS Rail serves a number of efficient power producers who are expected to remain competitive in this evolving environment.

Carbon-Based Fuel -- There is growing concern in some quarters that emissions resulting from burning carbon-based fuel, including coal, are contributing to global warming and causing other environmental changes. To the extent that these concerns evolve into a consensus among policy-makers, the impact could be either a reduction in the demand for coal or imposition of more stringent regulations on emissions, which might result in making coal a less economical source of power generation or make permitting of coal-fired facilities even more difficult. The revenues and net income of NS Rail and other railroads that move large quantities of coal could be affected adversely.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that may be identified by the use of words like “believe,” “expect,” “anticipate” and “project.” Forward-looking statements reflect management’s good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” under the heading “Market Risks and Hedging Activities.”

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	36

Consolidated Statements of Income
Years ended December 31, 2002, 2001 and 2000	37

Consolidated Balance Sheets
As of December 31, 2002 and 2001	38

Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000	39

Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2002, 2001 and 2000	40

Notes to Consolidated Financial Statements	41

The Index to Consolidated Financial Statement Schedule in Item 15	61

Independent Auditors’ Report

The Stockholders and Board of Directors

Norfolk Southern Railway Company:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Railway Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Norfolk, Virginia

January 28, 2003

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

	Years ended December 31,
	2002	2001	2000
	($ in millions, except earnings per share)

Railway operating revenues	$6,095	$6,009	$6,012

Railway operating expenses
Compensation and benefits	1,540	1,528	1,900
Materials, services and rents	1,832	1,838	1,679
Conrail rents and services (Note 2)	466	465	500
Depreciation	499	497	486
Diesel fuel	342	412	478
Casualties and other claims	172	145	142
Other	273	293	336

Railway operating expenses	5,124	5,178	5,521

Income from railway operations	971	831	491

Other income (expense) – net (Note 3)	(221)	(243)	(169)
Interest expense on debt (Note 6)	(30)	(37)	(37)

Income before income taxes	720	551	285

Provision for income taxes (Note 4)	278	202	99

Net income	$442	$349	$186

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

	As of Dec. 31,
	2002	2001
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$130	$167
Accounts receivable net of allowance for doubtful accounts of $5 million (Note 2)	117	152
Due from Conrail (Note 2)	6	8
Materials and supplies	95	87
Deferred income taxes (Note 4)	174	153
Other current assets	131	98
Total current assets	653	665

Investments (Notes 5 and 14)	703	631
Properties less accumulated depreciation (Note 6)	10,837	10,672
Other assets	660	573
Total assets	$12,853	$12,541

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (Note 7)	860	819
Income and other taxes	187	236
Due to NS - net (Note 2)	384	517
Due to Conrail (Note 2)	86	373
Other current liabilities (Note 7)	122	134
Current maturities of long-term debt (Note 8)	94	88
Total current liabilities	1,733	2,167

Long-term debt (Note 8)	763	780
Other liabilities (Note 10)	971	1,024
Due to Conrail (Note 2)	513	--
Minority interests	3	3
Deferred income taxes (Note 4)	4,057	3,746
Total liabilities	8,040	7,720

Stockholders’ equity:
Serial preferred stock (Note 11)	55	55
Common stock (Note 11)	167	167
Additional paid-in capital	709	706
Accumulated other comprehensive income (Note 12)	266	215
Retained income	3,616	3,678
Total stockholders’ equity	4,813	4,821

Total liabilities and stockholders’ equity	$12,853	$12,541

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	($ in millions)
Cash flows from operating activities
Net income	$442	$349	$186
Reconciliation of net income to net cash
provided by operating activities:
Depreciation	500	499	487
Deferred income taxes	186	71	16
Nonoperating gains on properties and investments	(22)	(13)	(18)
Changes in assets and liabilities affecting operations:
Accounts receivable	35	(6)	39
Materials and supplies	(8)	2	9
Other current assets and due from Conrail	1	49	60
Income tax liabilities	49	72	79
Other short-term liabilities	17	(131)	178
Other – net	(107)	(155)	14
Net cash provided by operating activities	1,093	737	1,050

Cash flows from investing activities
Property additions	(661)	(725)	(628)
Property sales and other transactions	20	52	72
Investments, including short-term	(73)	(89)	(71)
Investment sales and other transactions	45	58	83
Net cash used for investing activities	(669)	(704)	(544)

Cash flows from financing activities
Dividends (Note 2)	(3)	(3)	(3)
Advances to NS (Note 2)	(633)	(213)	(396)
Advances and repayments from NS (Note 2)	--	5	50
Proceeds from borrowings	344	480	244
Debt repayments	(169)	(135)	(401)

Net cash provided by (used for) financing activities	(461)	134	(506)

Net increase (decrease) in cash and cash equivalents	(37)	167	--

Cash and cash equivalents
At beginning of year	167	--	--

At end of year	$130	$167	$--

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$49	$70	$115
Income taxes	$35	$65	$4

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Changes in Stockholders’ Equity

				Accum.
				Other
	Serial		Additional	Compre-
	Preferred	Common	Paid-In	hensive	Retained
	Stock	Stock	Capital	Income	Income	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 1999	$55	$167	$673	$259	$4,231	$5,385

Comprehensive income
Net income					186	186
Other comprehensive
loss (Note 12)				(102)		(102)
Total comprehensive
income						84
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock (Note 2)					(382)	(382)
Capital contribution (Note 2)			22			22

Balance Dec. 31, 2000	55	167	695	157	4,032	5,106

Comprehensive income
Net income					349	349
Other comprehensive
income (Note 13)				58		58
Total comprehensive
income						407
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock (Note 2)					(700)	(700)
Capital contribution (Note 2)			11			11

Balance Dec. 31, 2001	55	167	706	215	3,678	4,821

Comprehensive income
Net income					442	442
Other comprehensive
income (Note 13)				51		51
Total comprehensive
income						493
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock (Note 2)					(501)	(501)
Capital contribution (Note 2)			3			3

Balance Dec. 31, 2002	$55	$167	$709	$266	$3,616	$4,813

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the rail transportation business, operating approximately 21,500 route miles, primarily in the East and Midwest. These consolidated financial statements include NSR and its majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (24%); automotive (16%); chemicals (13%); metals/construction (11%); paper/clay/forest products (10%); agriculture/consumer products/government (10%); and intermodal (16%). Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States. Substantially all of NS Rail’s employees are covered by collective bargaining agreements with 15 different labor unions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

Cash Equivalents

“Cash equivalents” are highly liquid investments purchased three months or less from maturity.

Investments

Marketable equity and debt securities are reported at amortized cost or fair value, depending upon their classification as securities “held-to-maturity,” “trading,” or “available-for-sale.” All marketable equity securities consisting principally of NS Common Stock are designated as “available-for-sale.” Accordingly, unrealized gains and losses, net of taxes, are recognized in “Accumulated Other Comprehensive Income” (see Note 12).

Investments where NS Rail has the ability to exercise significant influence over, but does not control, the entity are accounted for using the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Materials and Supplies

“Materials and supplies,” consisting mainly of fuel oil and items for maintenance of property and equipment, are stated at the lower of average cost or market. The cost of materials and supplies expected to be used in capital additions or improvements is included in “Properties.”

Properties

“Properties” are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over estimated service or lease lives. NS Rail capitalizes interest on major capital projects during the period of their construction. Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation rather than recognized through income. Gains and losses on disposal of land and nonrail assets are included in “Other Income (Expense) - Net” (see Note 3).

NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition

Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds are recorded as a reduction to revenues based on Management’s best estimate of projected liability.

Derivatives

NS Rail does not engage in the trading of derivatives. NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed- and floating-rate debt. Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions.  Income and expense related to the derivative financial instruments is recorded in the same category as generated by the underlying asset or liability. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

Required Accounting Changes

The adoption of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective January 1, 2002, did not have a material effect on NS Rail’s consolidated financial statements.

2.  RELATED PARTIES

General

Norfolk Southern Corporation (NS) is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $522 million, including a $32 million markup in 2002; $521 million, including a $35 million markup in 2001; and $347 million, including a $17 million markup in 2000). Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in “Compensation and benefits” and “Other” are reflected in “Materials, services and rents.” In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $91 million in 2002,  $90 million in 2001 and $91 million in 2000) for use of certain intangible assets owned by NS.

NS Rail owns 21,169,125 shares of NS common stock.

Operations Over Conrail’s Lines

Overview – Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast. NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

Operations of Conrail’s Lines - NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.

The Operating Agreement between NSR and PRR governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

	PRR Oper.	PRR Lease	SAA
	Agmt.	Agmt.	Agmts.
	($ in millions)

2003	$217	$116	$30
2004	238	94	32
2005	246	74	33
2006	246	60	34
2007	246	48	34
2008 and subsequent years	4,285	129	585
Total	$5,478	$521	$748

Operating lease expense related to the agreements, which is included in “Conrail rents and services,” amounted to $468 million in 2002, $467 million in 2001 and $502 million in 2000.

NS Rail’s consolidated balance sheet at Dec. 31, 2002, includes $58 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction. Through Dec. 31, 2002, NS Rail had paid $125 million of these costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and totaled $7 million in 2002, $6 million in 2001 and $7 million in 2000.

“Conrail rents and services” includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment and operation of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR.  Previously, these loans were made under a demand note; however, in the first quarter of 2002, the subsidiary of PRR exchanged this demand note for a new note due in 2032.  As a result, borrowings owed to the subsidiary of PRR now comprise the noncurrent balance “Due to Conrail.”  The interest rate for these loans is variable and was 1.82% at Dec. 31, 2002.  The current balance “Due to Conrail” at Dec. 31, 2002, is composed of amounts related to expenses included in “Conrail rents and services,” as discussed above.  At Dec. 31, 2001, the current balance “Due to Conrail” included $72 million of such amounts and $301 million of advances owed under the previous demand note.

Noncash Dividends

NSR declared and issued to NS noncash dividends of $501 million in 2002, $700 million in 2001 and $382 million in 2000, which were settled by reduction of NSR’s interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts

	December 31,
	2002	2001
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$68	2%	$68	2%
Advances and notes due to NS	(452)	2%	(585)	3%
Due to NS - net	$(384)		$(517)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates. “Interest income” includes interest on amounts due from NS of $12 million in 2002, $22 million in 2001 and $18 million in 2000.

“Other interest expense” includes interest on amounts due to NS of $10 million in 2002, $15 million in 2001 and $74 million in 2000.

Sale of Accounts Receivable

From Dec. 1, 1999 through April 30, 2000, NS Rail sold certain of its rail accounts receivable, on a nonrecourse basis, to NS.  Based on the terms of the sale agreement, these sales were accounted for as secured borrowings. The discount is included in “Other income - net” in the Consolidated Statements of Income and is a component of “Other interest expense” in Note 3.

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

Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $513 million at Dec. 31, 2002, and $534 million at Dec. 31, 2001, of sold receivables are not included on the balance sheet of NS Rail. The transition to the new program in May 2000 resulted in a $495 million noncash reduction of receivables and Intercompany Accounts, which was excluded from the Consolidated Statements of Cash Flows. Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in “Other income (expense) - net” (see Note 3).

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in “Deferred income taxes” in the Consolidated Balance Sheets) of $938 million at Dec. 31, 2002, and $871 million at Dec. 31, 2001.

Capital Contributions

In each of 2002, 2001 and 2000, NS Rail recognized capital contributions for benefits it received related to tax credits generated by a nonrail subsidiary of NS.

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

3.  OTHER INCOME (EXPENSE) - NET

	2002	2001	2000
	($ in millions)

Rental income	$40	$44	$35
Interest income (Note 2)	17	29	26
Gains from sales of properties and investments	22	13	18
Dividends from NS	6	5	17
Discount on sales of accounts receivable (Note 2)	(258)	(314)	(145)
Other interest expense (Note 2)	(44)	(10)	(109)
Corporate-owned life insurance – net	--	7	--
Taxes on nonoperating property	(2)	(6)	(6)
Other – net	(2)	(11)	(5)
Total	$(221)	$(243)	$(169)

“Other current assets” in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $43 million at Dec. 31, 2002, and $42 million at Dec. 31, 2001.

4.  INCOME TAXES

Provision for Income Taxes

2002		2001	2000
	($ in millions)
Current:
Federal	$86	$113	$75
State	6	18	8
Total current taxes	92	131	83

Deferred:
Federal	148	56	14
State	38	15	2
Total deferred taxes	186	71	16

Provision for income taxes	$278	$202	$99

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$252	35	$193	35	$100	35
State income taxes, net of federal
tax benefit	28	4	21	4	7	2
Corporate-owned life insurance	(1)	--	(3)	--	(2)	--
Other – net	(1)	--	(9)	(2)	(6)	(2)
Provision for income taxes	$278	39	$202	37	$99	35

Inclusion in Consolidated Return

NS Rail is included in the consolidated federal income tax return of NS. The provision for current income taxes in the Consolidated Statements of Income reflects NS Rail’s portion of NS’ consolidated tax provision. Tax expense or tax benefit is recorded on a separate company basis.

Deferred Tax Assets and Liabilities

Certain items are reported in different periods for financial reporting and income tax purposes. Deferred tax assets and liabilities were recorded in recognition of these differences.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

46

	December 31,
	2002	2001
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$177	$156
Employee benefits	6	57
Retiree health and death benefit obligations	136	135
Taxes, including state and property	218	204
Deferred tax assets	537	552

Deferred tax liabilities:
Property	(3,293)	(3,112)
Unrealized holding gains	(147)	(134)
Other	(42)	(28)
Deferred tax liabilities	(3,482)	(3,274)

Intercompany federal tax payable - net	(938)	(871)

Net deferred tax liability	(3,883)	(3,593)
Net current deferred tax assets	174	153

Net long-term deferred tax liability	$(4,057)	$(3,746)

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

5.  INVESTMENTS

	December 31,
	2002	2001
	($ in millions)
Marketable equity securities at fair value (Note 14)	$425	$389
Corporate-owned life insurance at net cash surrender value	242	214
Other	36	28
Total	$703	$631

6.  PROPERTIES

	December 31,		Depreciation
	2002	2001	Rate for 2002
	($ in millions)
Railway property:
Road	$10,789	$10,384	2.9%
Equipment	5,395	5,378	4.1%
Other property	94	94	2.3%
	16,278	15,856
Less accumulated depreciation	(5,441)	(5,184)
Net properties	$10,837	$10,672

Railway property includes $480 million at Dec. 31, 2002 and $474 million at Dec. 31, 2001, of assets recorded pursuant to capital leases.

Capitalized Interest

Total interest cost incurred on debt in 2002, 2001 and 2000 was $41 million, $54 million and $55 million, respectively, of which $11 million, $17 million and $18 million was capitalized.

7.  CURRENT LIABILITIES

	December 31,
	2002	2001
	($ in millions)
Accounts payable:
Accounts and wages payable	$399	$357
Casualty and other claims	206	191
Equipment rents payable – net	116	130
Vacation liability	117	118
Other	22	23
Total	$860	$819

Other current liabilities:
Accrued Conrail-related costs (Note 2)	$32	$32
Interest payable	18	15
Liabilities for forwarded traffic	34	35
Retiree health and death benefit obligations (Note 13)	31	24
Derivative instruments	--	17
Other	7	11
Total	$122	$134

8.  DEBT

Long-Term Debt

	December 31,
	2002	2001
	($ in millions)
Equipment obligations at an average rate of 4.6%, maturing to 2014	$514	$518
Capitalized leases at an average rate of 2.1%, maturing to 2015	306	316
Other debt at an average rate of 1.7%, maturing to 2015	37	34
Total long-term debt	857	868
Current maturities	(94)	(88)
Long-term debt less current maturities	$763	$780

Long-term debt maturities subsequent to 2003 are as follows:
2004	$97
2005	91
2006	88
2007	113
2008 and subsequent years	374
Total	$763

The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in “Other assets” on the balance sheet and totaled $86 million at Dec. 31, 2002, and $78 million at Dec. 31, 2001.

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

	Operating	Capital
	Leases	Leases
	($ in millions)
2003	$112	$47
2004	88	52
2005	77	47
2006	61	43
2007	53	40
2008 and subsequent years	485	123
Total	$876	$352
Less imputed interest on capital leases at an average rate of 7%		(46)
Present value of minimum lease payments included in debt		$306

Operating Lease Expense

	2002	2001	2000
	($ in millions)
Minimum rents	$140	$148	$167
Contingent rents	60	55	61
Total	$200	$203	$228

During 2000, NS Rail entered into an operating lease for 140 locomotives, which is renewable annually at NS’ option, has a maximum term of eight years and includes purchase options. Because the fixed, noncancellable term of the lease is one year, future minimum lease payments in the table above do not include amounts related to this lease.  However, operating lease expense in the table above does include amounts related to this lease as follows:  $13 million in 2002, $18 million in 2001 and $11 million in 2000.  If NS Rail does not renew the lease during the eight-year period or does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value.  NS Rail does not expect to be required to make any payments under this provision.  As of Dec. 31, 2002, the maximum liability under this provision, assuming NS Rail chose not to renew the lease in 2003 and the then fair value of the locomotives was zero, would be $116 million.  The lessor is a special-purpose entity whose activities are limited to those incident to this particular transaction.  Upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” which will occur in 2003, NS Rail will consolidate this entity.  As a result, the locomotives will be shown as assets, debt will increase, operating lease expense will decline, depreciation expense will increase and interest expense on debt will increase.

10.  OTHER LIABILITIES

	December 31,
	2002	2001
	($ in millions)
Retiree health and death benefit obligations (Note 13)	$282	$286
Casualty and other claims	253	264
Net pension obligations (Note 13)	82	79
Accrued Conrail-related costs (Note 2)	26	46
Other	328	349
Total	$971	$1,024

11.  STOCK

There are 10,000,000 shares of no par value serial preferred stock authorized. This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance. On Dec. 31, 2002 and 2001, 1,197,027 shares of $2.60 Cumulative Preferred Stock, Series A (Series A Stock) were issued, and 1,096,907 shares were held other than by subsidiaries, including 246,355 shares held by NS at Dec. 31, 2002. The Series A Stock has a $50 per share stated value. The Series A Stock is callable at any time at $50 per share plus accrued dividends and has one vote per share on all matters, voting as a single class with holders of other stock.

There are 10,000,000 shares of no par value serial preference stock authorized. None of these shares has been issued.

There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 2002 and 2001.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME

“Accumulated other comprehensive income” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

	Balance at	Net	Reclassi-	Balance
	Beginning	Gain	fication	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)
December 31, 2002
Unrealized gains on securities	$235	$22	$--	$257
Cash flow hedges	(11)	35	(6)	18
Minimum pension liability	(9)	--	--	(9)
Accumulated other comprehensive income	$215	$57	$(6)	$266

December 31, 2001
Unrealized gains on securities	$170	$65	$--	$235
Cash flow hedges	--	(16)	5	(11)
Minimum pension liability	(13)	4	--	(9)
Accumulated other comprehensive income	$157	$53	$5	$215

“Other comprehensive income (loss)” reported in the Consolidated Statements of Changes in Stockholders’ Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2002
Net gain (loss) arising during the year:
Cash flow hedges	$58	$(23)	$35
Reclassification adjustments for gains
included in net income	(10)	4	(6)
Subtotal	48	(19)	29
Unrealized gains (losses) on securities	35	(13)	22
Other comprehensive income (loss)	$83	$(32)	$51

Year ended Dec. 31, 2001
Net gain (loss) arising during the year:
Cash flow hedges	$(27)	$11	$(16)
Reclassification adjustments for gains
included in net income	8	(3)	5
Subtotal	(19)	8	(11)
Unrealized gains (losses) on securities	103	(38)	65
Minimum pension liability	6	(2)	4
Other comprehensive income (loss)	$90	$(32)	$58

Year ended Dec. 31, 2000
Net gain (loss) arising during the year:
Unrealized gains (losses) on securities	$(159)	$57	$(102)
Other comprehensive income (loss)	$(159)	$57	$(102)

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees. Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents. Under the present plans, which may be amended or terminated at NS’ option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.

Pension and Other Postretirement Benefit Obligations and Plan Assets

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,324	$1,312	$479	$445
Service cost	17	15	13	13
Interest cost	91	94	33	33
Amendment	--	6	--	--
Legislative changes	--	(19)	--	--
Actuarial (gains) losses	54	36	98	21
Benefits paid	(116)	(120)	(31)	(34)
Benefit obligation at end of year	1,370	1,324	592	479

Change in plan assets
Fair value of plan assets at beginning of year	1,798	1,999	118	126
Actual return on plan assets	(201)	(74)	(12)	(8)
Employer contribution	6	7	31	34
401(h) account transfer	(18)	(14)	--	--
Benefits paid	(116)	(120)	(31)	(34)
Fair value of plan assets at end of year	1,469	1,798	106	118

Funded status	99	474	(486)	(361)

Unrecognized (gain) loss	305	(142)	169	46
Unrecognized prior service cost	26	30	--	--
Net amount recognized	$430	$362	$(317)	$(315)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$497	$426	$--	$--
Accrued benefit liability	(82)	(79)	(317)	(315)
Accumulated other comprehensive income	15	15	--	--
Net amount recognized	$430	$362	$(317)	$(315)

Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets. These plans’ accumulated benefit obligations were $82 million at Dec. 31, 2002, and $79 million at Dec. 31, 2001. These plans’ projected benefit obligations were $94 million at Dec. 31, 2002 and $89 million at Dec. 31, 2001. Because of the nature of such plans, there are no plan assets.

NS received Section 401(h) account transfers, from pension assets, of $18 million in 2002 and $14 million in 2001 as reimbursement for medical payments for retirees.

Legislative changes primarily resulting from the December 2001 amendment to the Railroad Retirement Act (“The Act”) increased benefits payable to certain retirees covered by The Act.  Since employees’ pension benefits paid by NS are offset by a portion of benefits paid under The Act, the amendment served to reduce NS’ obligation by approximately $19 million at Dec. 31, 2001.

During 2001, NS amended its qualified and nonqualified pension plans to enhance benefits to certain NS employees.  The amendments increased the pension benefit obligation by $6 million at Dec. 31, 2001.  During 2000, NS amended its qualified pension plan to allow for the payment of qualifying disability benefits.

Pension and Other Postretirement Benefit Costs Components

	2002	2001	2000
	($ in millions)
Pension benefits
Service cost	$17	$15	$18
Interest cost	91	94	79
Cost of early retirement programs	--	--	119
Expected return on plan assets	(179)	(202)	(192)
Amortization of prior service cost	4	4	4
Amortization of initial net asset	--	(3)	(7)
Recognized net actuarial gain	(13)	(24)	(38)
Net benefit	$(80)	$(116)	$(17)

Other postretirement benefits
Service cost	$13	$14	$15
Interest cost	33	33	27
Cost of early retirement programs	--	--	14
Expected return on plan assets	(13)	(13)	(14)
Amortization of prior service cost	--	--	(4)
Net cost	$33	$34	$38

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year. The funded status of the plans is determined using appropriate assumptions as of each year end. A summary of the major assumptions follows:

	2002	2001	2000
Funded status:
Discount rate	6.75%	7.25%	7.50%
Future salary increases	4.5%	5%	5%
Pension cost:
Discount rate	7.25%	7.50%	7.75%
Return on assets in plans	9%	10%	10%
Future salary increases	5%	5%	5%

Health Care Cost Trend Assumptions

For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 10% for 2003 and 9% for 2004. It is assumed the rate will decrease gradually to an ultimate rate of 5.0% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements. To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

	One percentage point
	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$6	$(5)
Postretirement benefit obligation	$69	$(57)

Other Postretirement Coverage

Under collective bargaining agreements, NS Rail participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees. Premiums under this plan are expensed as incurred and amounted to $11 million in 2002, $10 million in 2001 and $7 million in 2000.

401(k) Plans

NS Rail provides 401(k) savings plans for employees. Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations. Since 1999, NS has contributed newly issued shares of its Common Stock for NS Rail’s matching contributions. NS Rail’s expenses under these plans were $12 million in 2002, $11 million in 2001 and $12 million in 2000.

Early Retirement Programs in 2000

During 2000, NS offered two voluntary early retirement programs to its salaried employees.  The principal incentives offered in these programs were enhanced pension benefits, the cost for most of which will be paid from NS’ overfunded pension plan.  A February program was accepted by 919 of 1,180 eligible employees, and a December program was accepted by 370 of 846 eligible employees.  The total cost of these programs, which is included in “Compensation and benefits,” was $133 million.  The resulting noncash reduction to NS’ pension plan asset is included in “Other - net” in the Consolidated Statement of Cash Flows.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of “Cash and cash equivalents,” “Accounts receivable” and “Accounts payable” approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB No. 18, consisted of the following at December 31:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$470	$479	$435	$442
Long-term debt	(857)	(883)	(868)	(868)

Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $404 million on Dec. 31, 2002, and $369 million on Dec. 31, 2001. Sales of “available-for-sale securities” were immaterial for years ended Dec. 31, 2002 and 2000.

15.  DERIVATIVE FINANCIAL INSTRUMENTS

On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (SFAS 138).  The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value. Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in “Other comprehensive income,” or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

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

Diesel Fuel Hedging

In the second quarter of 2001, NS Rail began a program to hedge a portion of its diesel fuel consumption. The intent of the program is to assist in the management of NS Rail’s aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail’s operating margins and profitability. In order to minimize this risk, NS Rail instituted a continuous hedging strategy for a portion of its estimated future fuel needs by entering into a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS Rail’s diesel fuel swaps:

		2002	2001
Number of swaps entered into during the year		288	222
Approximate number of gallons hedged (millions)		393	370
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.66	$0.68

	2003	2004	2005
Percent of estimated future diesel fuel
consumption covered as of Dec. 31, 2002	62%	22%	--

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.  The program provides that NS will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail’s average monthly fuel consumption will be hedged for each month within any 36-month period. Diesel fuel costs represented 7%, 8% and 9% of NS Rail’s operating expenses for the years ended Dec. 31, 2002, 2001 and 2000, respectively.

In 2001, NS Rail also purchased eight monthly call options at a strike price of 84 cents per gallon of Nymex No. 2 heating oil. The cost of the monthly options, which expired serially through Dec. 31, 2001, was amortized as a component of diesel fuel expense. Because the price of diesel fuel did not reach the strike price at any time during the period the options were outstanding, NS Rail did not record any benefit related to these transactions.

NS Rail’s fuel hedging activity resulted in a net decrease in 2002 diesel fuel expense of $10 million and a net increase in 2001 diesel fuel expense of $8 million. Ineffectiveness related to the use of diesel fuel hedges in 2002 and 2001 was less than $1 million for each year.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions. NS Rail had $220 million, or 35.4%, and $251 million, or 36.7%, of its fixed rate debt portfolio hedged at Dec. 31, 2002, and

Dec. 31, 2001, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions. These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail’s diesel fuel derivative instruments at Dec. 31, 2002 and 2001, were determined based upon current fair market values as quoted by third party dealers. Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows.  “Accumulated other comprehensive loss,” a component of “Stockholders’ equity,” included $29 million (pretax) at Dec. 31, 2002, relating to an increase, and $15 million (pretax) at Dec. 31, 2001, relating to a decrease in the fair value of derivative fuel hedging transactions that will terminate within 12 months.

The asset and liability positions of NS Rail’s outstanding derivative financial instruments were as follows:

	December 31,
	2002	2001
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$24	$12
Gross fair market (liability) position	--	--
Fuel hedges:
Gross fair market asset position	29	--
Gross fair market (liability) position	--	(19)
Total net asset (liability) position	$53	$(7)

16.  COMMITMENTS AND CONTINGENCIES

Lawsuits

NSR and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations. When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses. While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management’s opinion the recorded liability is adequate to cover the future payment of such liability.  However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.  Any adjustments to the recorded liability will be reflected in expenses in the periods in which such adjustments are known.

Presently, there are cases involving labor issues where the aggregated range of loss could be from nothing to $40 million. Management believes that NS Rail will prevail in these cases; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

Casualty Claims

NS Rail is generally self-insured for casualty claims. Claims in excess of self-insurance levels are insured up to excess coverage limits. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, the recorded liability is adequate to cover the future payments of claims. However, it is possible that the recorded liability may not be adequate to cover the future payments of claims. Adjustments to the recorded liability will be reflected in operating expenses in the periods in which such adjustments are known.

Environmental Matters

NS Rail is subject to various jurisdictions’ environmental laws and regulations. It is NS Rail’s policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably. Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables in the balance sheet and are not netted against the associated NS Rail liability. Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to initial liability estimates. NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS Rail’s balance sheets included liabilities for environmental exposures in the amount of $29 million at Dec. 31, 2002, and $33 million at Dec. 31, 2001 (of which $8 million was accounted for as a current liability in each year). At Dec. 31, 2002, the liability represented NS Rail’s estimate of the probable cleanup and remediation costs based on available information at 114 identified locations. On that date, 10 sites accounted for $16 million of the reserve, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 114 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail’s ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant’s share of any estimated loss (and that participant’s ability to bear it) and evolving statutory and regulatory standards governing liability.

The risk of incurring environmental liability — for acts and omissions, past, present and future — is inherent in the railroad business. Some of the commodities in NS Rail’s traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize. In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased or may have been leased and operated by others, or held for sale. Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time. Moreover, lawsuits and claims involving these and other now-unidentified environmental sites and matters are likely to arise from time to time. The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

However, based on its assessments of the facts and circumstances now known, Management believes that it has recorded the probable costs for dealing with those environmental matters of which the NS Rail is aware. Further, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail’s financial position, results of operations or liquidity.

Purchase Commitments

NS Rail had outstanding purchase commitments of approximately $164 million in connection with its 2003 capital program.

Change-in-Control Arrangements

NS has compensation agreements with officers and certain key employees that become operative only upon a change in control — as defined in those agreements — of that corporation. The agreements provide generally for payments based on compensation at the time of a covered individual’s involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, NSR and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.  Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.  The nature and timing of changes in laws or regulations applicable to NSR’s financings are inherently unpredictable, and therefore NSR’s exposure in connection with the foregoing indemnifications cannot be quantified.  No liability has been recorded related to these indemnifications.  In the case of one type of equipment financing, NSR’s Japanese leveraged leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.  Such a termination would require NSR to make early termination payments that would not be expected to have a material adverse effect on NS Rail’s financial condition, results of operations or liquidity.

NSR has indemnified parties in a number of transactions for U.S. income tax withholding imposed as a result of changes in U.S. tax law.  In all cases, NSR has the right to unwind the related transaction if the withholding cannot be avoided in the future.  Because these indemnities would be triggered and are dependent upon a change in the tax law, the maximum exposure is not quantifiable.  Management does not believe that it is likely that it will be required to make any payments under these indemnities.

NS Rail has outstanding warranty liabilities primarily related to work performed at its locomotive facilities.  NS Rail has recorded a reserve of less than $2 million as of Dec. 31, 2002 and 2001 for these warranties.

As of Dec. 31, 2002, NSR and certain of its subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which it has an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.  Six other railroads are also jointly and severally liable as guarantors for this indebtedness.  No liability has been recorded related to this guaranty.

NSR is liable for any shortfall in the then fair market value of certain leased locomotives and a specified residual value for the locomotives if the leases are not renewed, as discussed in Note 9.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation)

Quarterly Financial Data

(Unaudited)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2002
Railway operating revenues	$1,457	$1,547	$1,556	$1,535
Income from railway operations	200	277	259	235
Net income	85	126	124	107
Dividends per serial preferred share	$0.65	$0.65	$0.65	$0.65

2001
Railway operating revenues	$1,502	$1,550	$1,469	$1,488
Income from railway operations	152	234	206	239
Net income	62	83	95	109
Dividends per serial preferred share	$0.65	$0.65	$0.65	$0.65

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 10.  Directors and Executive Officers of the Registrant.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption “Election of Directors,” including the subcaptions “Nominee (for the class whose term expires in 2006)” and “Continuing Directors” in Norfolk Southern Railway’s definitive Proxy Statement, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 27, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.  The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I hereof beginning under “Executive Officers of the Registrant.”

Item 11.  Executive Compensation.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption “Compensation of Directors” for directors and under the caption “Executive Compensation” for executives, including the information appearing in the “Summary Compensation Table” and under the subcaptions “Long-Term Incentive Plan” (including the three tables therein), “Pension Plans” (including the table therein), and “Change in Control Arrangements” in Norfolk Southern Railway’s definitive Proxy Statement, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 27, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

In accordance with General Instruction G(3), information called for by Part III is incorporated herein by reference from the information appearing under the caption “Beneficial Ownership of NS and Company Stock” in Norfolk Southern Railway’s definitive Proxy Statement, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 27, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from the information appearing under the caption “Certain Relationships and Other Transactions” in Norfolk Southern Railway’s definitive Proxy Statement, for the Norfolk Southern Railway Annual Meeting of Stockholders to be held on May 27, 2003, which definitive Proxy Statement will be filed electronically with the Commission pursuant to Regulation 14A.

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS Rail’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NS Rail’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail’s periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in NS Rail’s internal controls or in other factors that could significantly affect such controls.

PART IV

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item l5.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(A)	The following documents are filed as part of this report:

	1.	Index to Consolidated Financial Statements	Page

		Independent Auditors’ Report	36
		Consolidated Statements of Income - Years ended Dec. 31, 2002, 2001 and 2000	37
		Consolidated Balance Sheets - As of Dec. 31, 2002 and 2001	38
		Consolidated Statements of Cash Flows - Years ended Dec. 31, 2002, 2001 and 2000	39
		Consolidated Statements of Changes in Stockholders’ Equity - Years ended Dec. 31, 2002, 2001 and 2000	40
		Notes to Consolidated Financial Statements	41

	2.	Financial Statement Schedule:

		The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

		Index to Consolidated Financial Statement Schedule	Page

		Schedule II - Valuation and Qualifying Accounts	67

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

3.	Exhibits

Exhibit
Number		Description

3.	Articles of Incorporation and Bylaws -

	3(i)	The amended Restated Articles of Incorporation of Norfolk Southern Railway Company are incorporated by reference to Exhibit 3(i) to Norfolk Southern Railway Company’s 10-K filed on March 8, 2001.

	3(ii)	The Bylaws of Norfolk Southern Railway Company are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Railway Company’s 10-K filed on March 8, 2001.

4.	Instruments Defining the Rights of Security Holders, Including Indentures -

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern Railway Company and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10.	Material Contracts -

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, previously filed, is refiled herewith pursuant to Item 10(d) of Regulation S-K.

(b)

Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(c)

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(d)

Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company is incorporated herein by reference from Exhibit 10.3 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(e)

Amendment No. 1, dated as of September 29, 2001, to Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is incorporated by reference from Exhibit 10(e) to Norfolk Southern Railway Company’s Form 10-K filed on February 22, 2002.

(f)

Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(g)

Shared Assets Area Operating Agreement for South Jersey/ Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(h)

Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(i)

Amendment No. 1, dated as of June 1, 2000, to the Shared Assets Areas Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference to Exhibit 10(h) to Norfolk Southern Railway Company’s 10-K filed on March 8, 2001.

(j)

Amendment No. 2, dated as January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern Railway Company’s Form 10-K filed on February 22, 2002.

(k)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is filed herewith.

(l)

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Railway Company’s Form 10-Q filed on August 11, 1999.

(m)

The Agreement, entered into as of July 27, 1999, between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10(i) to Norfolk Southern Railway Company’s Form 10-K filed on March 6, 2000.

(n)

The Supplementary Agreement, entered into as of January 1, 1987, between the Trustees of the Cincinnati Southern Railway and The Cincinnati, New Orleans and Texas Pacific Railway Company (the latter a wholly owned subsidiary of Norfolk Southern Railway Company) - extending and amending a Lease, dated as of October 11, 1881 - is incorporated by reference to Exhibit 10(k) to Norfolk Southern Railway Company’s Form 10-K filed on March 8, 2001.

	21.	Subsidiaries of the Registrant.

	99.	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)		Reports on Form 8-K.

None.

(C)		Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(D)		Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise not required or are not applicable.

POWER OF ATTORNEY

Each person whose signature appears below under “SIGNATURES” hereby authorizes Henry C. Wolf and Henry D. Light, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and Henry D. Light, or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2003.

NORFOLK SOUTHERN RAILWAY COMPANY

By:  /s/ David R. Goode

(David R. Goode, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2003, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

Signature	Title

/s/ David R. Goode	President and Chief Executive Officer and
(David R. Goode)	and Director (Principal Executive Officer)

/s/ John P. Rathbone	Vice President and Controller
(John P. Rathbone)	(Principal Accounting Officer)

/s/ Henry C. Wolf	Vice President and Chief Financial Officer
(Henry C. Wolf)	and Director (Principal Financial Officer)

/s/ L. I. Prillaman	Director
(L. I. Prillaman)

/s/ Stephen C. Tobias	Director
(Stephen C. Tobias)

I, David R. Goode, certify that:

1.	I have reviewed this annual report on Form 10-K of Norfolk Southern Railway Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ David R. Goode
David R. Goode
President and Chief Executive Officer

I, Henry C. Wolf, certify that:

1.	I have reviewed this annual report on Form 10-K of Norfolk Southern Railway Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ Henry C. Wolf
Henry C. Wolf
Vice President and Chief Financial Officer

Schedule II
Norfolk Southern Railway Company and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2000, 2001 and 2002
(In millions of dollars)

	Additions charged to:
	Beginning	Other			Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year ended December 31, 2000
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	275	117	8 (1)	138 (2)	262
Current portion of casualty and other claims included in accounts payable	180	19	221 (1)	198 (3)	222

Year ended December 31, 2001
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	262	109	20 (1)	127 (2)	264
Current portion of casualty and other claims included in accounts payable	222	22	142 (1)	195 (3)	191

Year ended December 31, 2002
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	264	119	9 (1)	139 (2)	253
Current portion of casualty and other claims included in accounts payable	191	32	124 (1)	141 (3)	206

(1)   Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.

(2)   Payments and reclassifications to/from accounts payable.

(3)   Payments and reclassifications to/from other liabilities.

EXHIBIT INDEX

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Electronic Submission Exhibit Number	Description
10(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto.

10(k)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto.

21	Subsidiaries of Norfolk Southern Railway.

99	Certification of the CEO and CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 is included; remaining exhibits are not included in copies assembled for public dissemination.  These exhibits are included in the 2002 Form 10-K posted on the website www.nscorp.com under the heading “SEC documents” or you may request copies by writing to:  Office of Corporate Secretary, Norfolk Southern Railway Company, Three Commercial Place, Norfolk, Virginia 23510-9219