Form 10-Q
period 2003-03-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2003-04-30
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
requirements for the past 90 days.	(X) Yes	( ) No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).
	( ) Yes	(X) No

The number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practicable date:

Class

Outstanding as of March 31, 2003

Common Stock (par value $1.00)		16,668,997

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three Months Ended March 31, 2003 and 2002

		Consolidated Balance Sheets	4
		March 31, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	12

	Item 2.	Management's Discussion and Analysis of	13
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	19
		About Market Risks

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Certifications of CEO and CFO			22

Exhibit Index			24

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Railway operating revenues
Coal	$354	$359
General merchandise	918	869
Intermodal	247	229

Total Railway Operating Revenues	1,519	1,457

Railway operating expenses
Compensation and benefits	400	383
Materials, services and rents	459	453
Conrail rents and services (Note 2)	119	121
Depreciation	123	123
Diesel fuel	104	81
Casualties and other claims	51	35
Other	74	61

Total Railway Operating Expenses	1,330	1,257

Income from railway operations	189	200

Other income (expense) - net	(51)	(52)
Interest expense on debt	(7)	(9)

Income before income taxes and accounting changes	131	139

Provision for income taxes	51	54

Income before accounting changes	80	85

Cumulative effect of changes in accounting principles, net of taxes (Note 1)	104	--

Net income	$184	$85

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	March 31,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$63	$130
Accounts receivable, net (Note 2)	119	117
Due from Conrail (Note 2)	3	6
Materials and supplies	98	95
Deferred income taxes	179	174
Other current assets	108	131
Total current assets	570	653

Investments (Note 4)	693	703
Properties less accumulated depreciation	11,157	10,837
Other assets	663	660
Total assets	$13,083	$12,853

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$852	$860
Income and other taxes	184	187
Due to NS - net (Note 2)	193	384
Due to Conrail (Note 2)	78	86
Other current liabilities	126	122
Current maturities of long-term debt	102	94
Total current liabilities	1,535	1,733

Long-term debt	879	763
Other liabilities	949	971
Due to Conrail (Note 2)	594	513
Minority interests	9	3
Deferred income taxes	4,141	4,057
Total liabilities	8,107	8,040

Stockholders' equity:
Serial preferred stock	55	55
Common stock	167	167
Additional paid-in capital	709	709
Accumulated other comprehensive income (Note 4)	246	266
Retained income	3,799	3,616
Total stockholders' equity	4,976	4,813

Total liabilities and stockholders' equity	$13,083	$12,853

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities
Net income	$184	$85
Reconciliation of net income to net cash provided by operating activities:
Net cumulative effect of changes in accounting principles	(104)	--
Depreciation	124	124
Deferred income taxes	24	29
Gains and losses on properties and investments	(2)	(10)
Changes in assets and liabilities affecting operations:
Accounts receivable	(2)	26
Materials and supplies	(3)	(4)
Other current assets and due from Conrail	22	27
Income tax liabilities	12	(1)
Other short-term liabilities	(25)	(43)
Other - net	(26)	(52)
Net cash provided by operating activities	204	181

Cash flows from investing activities
Property additions	(104)	(179)
Property sales and other transactions	(3)	(9)
Investments, including short-term	(20)	(22)
Net cash used for investing activities	(127)	(210)

Cash flows from financing activities
Dividends	(1)	(1)
Advances to NS	(192)	(112)
Advances and repayments from NS	1	2
Proceeds from borrowings	87	133
Debt repayments	(39)	(40)
Net cash used for financing activities	(144)	(18)

Net decrease in cash and cash equivalents	(67)	(47)

Cash and cash equivalents
At beginning of year	130	167

At end of period	$63	$120

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$9	$13
Income taxes	$14	$27

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, its results of operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Changes in Accounting Principles

NS Rail adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting in the first quarter of 2003 lowered depreciation expense by almost $7 million   (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by almost $5 million (for the costs to remove retired assets).

NS Rail also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS Rail has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting in the first quarter of 2003 increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

2.   Related Parties

General

NS is the parent holding company of NSR.   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $134 million and included an $8 million mark-up in the first quarter of 2003 and totaled $146 million and included a $9 million mark-up in the first quarter of 2002).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $21 million in each of the first quarters of 2003 and 2002.

NS Rail owns 21,169,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview -- Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

Operations of Conrail's Lines -- NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.

The Operating Agreement between NSR and PRR governs substantially all nonequipment assets to be operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Opera-ting Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased for varying terms from PRR a number of equipment assets. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

NS Rail's Consolidated Balance Sheet at March 31, 2003, includes $50 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through March 31, 2003, NS Rail has paid $133 million of these costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under the note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.56% at March 31, 2003.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

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

Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $585 million at March 31, 2003, and $513 million at Dec. 31, 2002, of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	March 31, 2003		Dec. 31, 2002
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$85	2%	$68	2%

Advances and notes due to NS	(278)	3%	(452)	2%

Due to NS - net	$(193)		$(384)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the three months ended March 31 include interest income of $2 million in 2003 and $3 million in 2002 and interest expense of $2 million in 2003 and $3 million in 2002 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $941 million at March 31, 2003, and $938 million at Dec. 31, 2002.

3.   Derivative Financial Instruments

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

Following is a summary of NS Rail's diesel fuel swaps:

			First Quarter
		2003	2002
Number of swaps entered into during the first quarter		72	72
Approximate number of gallons hedged (millions)		94	101
Approximate average price per gallon of Nymex		$0.74	$0.61
No. 2 heating oil
	Remainder of
	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of March 31, 2003	68%	33%	2%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 8% and 6% of NS Rail's operating expenses for the first quarters of 2003 and 2002, respectively.

NS Rail's fuel hedging activity resulted in a net decrease in diesel fuel expense of $26 million for first quarter 2003 and a net increase in diesel fuel expense of $4 million for first quarter 2002.   The effect of the hedges was to yield average costs of 75 cents per gallon for the first quarter of 2003 and 70 cents per gallon for the same period of 2002, including federal taxes and transportation.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was approximately $1 million for each quarter.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $211 million, or 34.9%, and $220 million, or 35.4%, of its fixed rate debt portfolio hedged at March 31, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at March 31, 2003 and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $23 million and $29 million (pretax) at March 31, 2003, and Dec. 31, 2002, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$22	$24
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	27	29
Gross fair market (liability) position	(2)	--

Total net asset position	$47	$53

4.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2003	2002
	($ in millions)

Net income	$184	$85
Other comprehensive income (loss)	(20)	95

Total comprehensive income	$164	$180

For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and net fair value adjustments to certain derivative financial instruments.

5.   Commitments and Contingencies

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

Casualty Claims

NS Rail is generally self-insured for casualty claims. NS Rail has insurance for catastrophic events, but that coverage has upper limits. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims. However, it is possible that the recorded liability may not be adequate to cover the future payments of claims. Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments are known.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $28 million at March 31, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period). At March 31, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 identified locations. On that date, 10 sites accounted for $15 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 113 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At March 31, 2003, NS Rail had outstanding purchase commitments of approximately $63 million in connection with its 2003 capital program.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, "Accounting for Asset Retirement Obligations," and Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as of January 1, 2003.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2003, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk, Virginia

April 22, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN railway company AND SUBSIDIARIES (NS RAIL)

( A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

First-quarter net income was $184 million in 2003, and included $104 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 1).   First-quarter income before accounting changes was $80 million, down $5 million, or 6%, compared with results for the first quarter of 2002, reflecting lower income from railway operations.

Railway Operating Revenues

First-quarter railway operating revenues were $1.52 billion in 2003, up $62 million, or 4%, compared with the first quarter of 2002. As shown in the following table, the increase was the result of higher traffic volume and increased average revenues.

First quarter
2003 vs. 2002
Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$38
Revenue per unit/mix	24
Total	$62

Revenues and carloads for the commodity groups were as follows:

	First Quarter
	Revenues		Carloads
	2003	2002	2003	2002
	($ in millions)		(carloads in thousands)

Coal	$354	$359	395	398
General merchandise:
Automotive	242	228	167	163
Chemicals	194	186	107	104
Metals/construction	166	160	161	162
Agr./consumer prod./govt.	166	154	133	125
Paper/clay/forest	150	141	107	105

General merchandise	918	869	675	659
Intermodal	247	229	578	549

Total	$1,519	$1,457	1,648	1,606

Coal

First-quarter coal revenues decreased $5 million, or 1%, compared with last year. Total traffic volume (tonnage) handled was down slightly for the quarter, as lower traffic volume for export, domestic metallurgical and industrial coal more than offset higher traffic volume for utility coal.   Export coal volume was hampered by production shortfalls from a key supplier.   Domestic metallurgical coal shipments were lower as the harsh winter weather delayed shipments in the Great Lakes region.   Utility coal traffic volume benefited from higher demand caused by the cold weather; however, the weather also resulted in delayed shipments as frozen coal slowed loading and unloading operations.   Average revenue per carload declined 1% in the first quarter as the effects of more shorter-haul (lower revenue per unit) business more than offset the favorable effects of a fuel surcharge.

Coal volumes are expected to strengthen in the second quarter, as utilities' coal stockpiles were depleted during the winter.   For the last half of the year, coal revenues are expected to be comparable to those of 2002.

General Merchandise

First-quarter general merchandise revenues increased $49 million, or 6%, compared with last year.   Traffic volume (carloads) increased 2%, as all commodity groups except the metals and construction group posted increases.   Agriculture, consumer products and government volume increased 6% reflecting more shipments of corn into markets affected by the 2002 drought.   This is expected to continue until late September when the 2003 crop comes to market.   In addition, traffic volume benefited from increased volume for sweeteners and more shipments for the military.   Chemicals traffic volume increased 3% on stronger demand for industrial intermediate products and increased plastics shipments, which was supported by higher vehicle production and consumer products demand.   Automotive traffic volume increased 2%, primarily due to the resumption of production at a plant that had been curtailed during the first quarter of 2002.   Automotive production for the year is expected to be lower than that of 2002.   General merchandise average revenue per carload increased 3% reflecting increased rates, more longer haul (higher average revenue) business, a fuel surcharge and favorable changes in the mix of traffic.

General merchandise revenues are expected to weaken in the second quarter, when compared with the second quarter of 2002, reflecting lower vehicle production.   However, for the last half of the year, general merchandise revenues are expected to be comparable to those of 2002 and largely reflect the performance of the economy.

Intermodal

First-quarter intermodal revenues increased $18 million, or 8%, compared with last year.   Container traffic volume benefited from increased international and domestic business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 3% for the quarter, as the favorable effects of fuel surcharges and ancillary revenues were slightly offset by an unfavorable change in the mix of traffic.

Intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail; however, any weakening in consumer demand could dampen this outlook.

Railway Operating Expenses

First-quarter railway operating expenses were $1.33 billion in 2003, up $73 million, or 6%, compared with last year, as most expense line items were higher.

As discussed in Note 1, effective Jan. 1, 2003, NS Rail's method of accounting for crosstie removal was changed as a result of implementation of SFAS No. 143.   This change in accounting in the first quarter lowered depreciation expense by almost $7 million and increased compensation and benefits and other expenses by almost $5 million.   For the year, it is expected that the depreciation reduction will total approximately $29 million, while the expense increases will total about $20 million.

Compensation and benefits expenses increased $17 million, or 4%, reflecting lower pension income, higher wage rates, increased medical costs (despite additional employee contributions) and the effects of the change in accounting (see Note 1).   These increases more than offset reduced payroll taxes.

Materials, services and rents increased $6 million, or 1%, principally because of higher material expenses, primarily for locomotive repairs, and volume-related intermodal expenses and equipment rents.   These increases were partially offset by a lower management fee from NS (see Note 2).

Conrail rents and services expenses decreased $2 million, or 2%, reflecting lower costs in the Shared Assets Areas.

Depreciation expense was even in the first quarter, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 1).

Diesel fuel expenses increased $23 million, or 28%, reflecting higher average prices and marginally higher consumption.   Expenses in 2003 included a $26 million benefit from favorable hedge settlements, while the first quarter of 2002 included $4 million of cost related to the hedging program.

Casualties and other claims expense increased $16 million, or 46%, primarily because of damage to equipment and lading incurred because of several derailments, continuing unfavorable personal injury claims development and higher insurance costs.

Other expense increased $13 million, or 21%, reflecting the absence of two items that benefited 2002 -- a favorable property tax settlement and a favorable bad debt settlement.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $204 million in the first three months of 2003, compared with $181 million in the first three months of 2002. The increase was primarily the result of favorable changes in working capital.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings." NS Rail's net cash flow from these borrowings amounted to $80 million in the first three months of 2003 and $66 million for the same period of 2002.

NS Rail's working capital deficit was $965 million at March 31, 2003, compared with $1.1 billion at Dec. 31, 2002. The improvement was principally the result of a reduction in the net amount due to NS.

NS Rail looks to NS to provide needed funding.   NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program. Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $421 million, and the amount of receivables NS sold ranged from zero to $400 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.

As the major NS subsidiary, NS Rail provides funding to service NS' debt.   NS' debt at March 31, 2003, totaled $6.4 billion.   Of this debt, $1.8 billion is due between 2003 and 2007.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations, as well as to advance amounts to NS to service its debt.

Cash used for investing activities decreased in the first three months of 2003, compared with the first three months of 2002, principally because of a decline in capital expenditures.   The decrease reflected the absence of locomotive purchases in 2003; however, NS Rail expects to acquire locomotives later in the year.

Cash used for financing activities was $144 million in the first three months of 2003, compared with $18 million in the same period of 2002, reflecting an increase in advances to NS and the absence in 2003 of proceeds from equipment financing. Advances to NS typically account for most of the cash used for financing activities and reflect NS' requirements.

OTHER MATTERS

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   One such dispute has been heard and NSR is awaiting a decision.   Another dispute in scheduled to be heard in May. Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   Based on known facts, including the availability of legal defenses, management believes that NS Rail will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity.   Depending on the outcome of these arbitrations and claims, other claims may be filed or progressed to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 5).

Labor Agreements

Approximately 24,000 of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS Rail employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS Rail employees; the United Transportation Union (UTU), which represents about 6,700 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS Rail employees; and the American Train Dispatchers Department (ATDD), which represents about 400 NS Rail employees.   The agreement previously reached with the BLE was through 2004; NS Rail recently reached a further contract extension with the BLE through 2009 (subject to ratification).   Health and welfare issues have been resolved with the BMWE and TCU.   The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration.   Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 8% of NS Rail's operating expenses for the first quarter of 2003. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of March 31, 2003, through swap transactions, NS Rail has hedged approximately 68% of expected 2003 diesel fuel requirements. The effect of the hedges is to yield an average cost of 75 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $30 million as of March 31, 2003.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2003, NS Rail's debt subject to interest rate exposure totaled $567 million.   A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%.   During the first quarters of 2003 and 2002, the effect of the swaps was to reduce interest expense by $2 million and $3 million, respectively. A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million in the first quarters of 2003 and 2002.   Capital expenditures totaled approximately $1 million for the first quarter of 2003 and $2 million for the first quarter of 2002.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $28 million at March 31, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At March 31, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $15 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 113 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

 PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit

99     Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	April 30, 2003	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	April 30, 2003	/s/ John P. Rathbone
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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Henry C. Wolf
Henry C. Wolf
Vice President Chief Financial Officer

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

99	Certifications of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.