Form 10-Q
period 2003-06-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2003-07-30
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003

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
practicable date:

Class

Outstanding as of June 30, 2003

Common Stock (par value $1.00)		16,668,997

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Six Months Ended June 30, 2003 and 2002

		Consolidated Balance Sheets	4
		June 30, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Six Months Ended June 30, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	12

	Item 2.	Management's Discussion and Analysis of	13
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	19
		About Market Risks

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Exhibit Index			22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Railway operating revenues:
Coal	$389	$350	$743	$709
General merchandise	944	948	1,862	1,817
Intermodal	256	249	503	478

Total Railway Operating Revenues	1,589	1,547	3,108	3,004

Railway operating expenses:
Compensation and benefits	401	377	801	760
Materials, services and rents	487	454	946	907
Conrail rents and services (Note 2)	118	115	237	236
Depreciation	123	125	246	248
Diesel fuel	93	84	197	165
Casualties and other claims	48	37	99	72
Other	73	78	147	139

Total Railway Operating Expenses	1,343	1,270	2,673	2,527

Income from railway operations	246	277	435	477

Other income (expense) - net	(65)	(60)	(116)	(112)
Interest expense on debt	(5)	(7)	(12)	(16)

Income before income taxes and
accounting changes	176	210	307	349

Provision for income taxes	68	84	119	138

Income before accounting changes	108	126	188	211

Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	--	--	104	--

Net Income	$108	$126	$292	$211

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	June 30,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$76	$130
Accounts receivable, net (Note 2)	138	117
Due from Conrail (Note 2)	6	6
Materials and supplies	101	95
Deferred income taxes	188	174
Other current assets	82	131
Total current assets	591	653

Investments (Note 4)	754	703
Properties less accumulated depreciation	11,162	10,837
Other assets	680	660
Total assets	$13,187	$12,853

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$871	$860
Income and other taxes	176	187
Due to NS - net (Note 2)	389	384
Due to Conrail (Note 2)	78	86
Other current liabilities	123	122
Current maturities of long-term debt	102	94
Total current liabilities	1,739	1,733

Long-term debt	856	763
Other liabilities	969	971
Due to Conrail (Note 2)	618	513
Minority interests	8	3
Deferred income taxes	4,217	4,057
Total liabilities	8,407	8,040

Stockholders' equity:
Serial preferred stock	55	55
Common stock	167	167
Additional paid-in capital	709	709
Accumulated other comprehensive income (Note 4)	259	266
Retained income	3,590	3,616
Total stockholders' equity	4,780	4,813

Total liabilities and stockholders' equity	$13,187	$12,853

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities
Net income	$292	$211
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(104)	--
Depreciation	248	248
Deferred income taxes	61	74
Gains and losses on properties and investments	(5)	(12)
Changes in assets and liabilities affecting operations:
Accounts receivable	(21)	35
Materials and supplies	(6)	(10)
Other current assets and due from Conrail	49	51
Income tax liabilities	35	27
Other short-term liabilities	(17)	(61)
Other - net	(25)	(71)
Net cash provided by operating activities	507	492

Cash flows from investing activities
Property additions	(244)	(330)
Property sales and other transactions	10	(10)
Investments, including short-term	(64)	(42)
Investment sales and other transactions	1	--
Net cash used for investing activities	(297)	(382)

Cash flows from financing activities
Dividends	(1)	(1)
Advances to NS	(339)	(334)
Advances and repayments from NS	26	4
Proceeds from borrowings	130	198
Debt repayments	(80)	(97)
Net cash used for financing activities	(264)	(230)

Net decrease in cash and cash equivalents	(54)	(120)

Cash and cash equivalents
At beginning of year	130	167

At end of period	$76	$47

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$21	$26
Income taxes	$22	$35

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present the Company's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Changes in Accounting Principles

NS Rail adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense by about $7 million in the second quarter and $14 million in the first six months (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by about $6 million for the quarter and $10 million for the first six months (for the costs to remove retired assets).

NS Rail also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS Rail has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting in the second quarter of 2003 increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

2.   Related Parties

General

NS is the parent holding company of Norfolk Southern Railway Company (NSR).   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail.   This fee amounted to $146 million and $128 million in the second quarters of 2003 and 2002, respectively (including a $10 million and $8 million mark-up in each quarter, respectively) and $280 million and $274 million for the first six months of 2003 and 2002, respectively (including an $18 million and $17 million mark-up in each period, respectively).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $25 million and $24 million in the second quarters of 2003 and 2002, respectively, and $46 million and $45 million for the first six months of 2003 and 2002, respectively.

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

Operations of Conrail's Lines -- The June 1999 Operating Agreement between NSR and PRR governs substantially all track assets operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms.   Payments under the Opera-ting Agreement are subject to adjustment every six years to reflect changes in values.   NSR also has leased or subleased equipment for varying terms from PRR.   Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR.   NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas).   NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

Proposed Spin-Off of PRR and NYC -- In June 2003, NS together with CSX and Conrail, filed a joint petition with the Surface Transportation Board to establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed transaction would replace the existing operating agreements and allow NSR and CSXT to operate PRR and NYC, respectively, via direct ownership.   The proposed transaction does not involve the Shared Assets Areas.   The proposed transaction is subject to a number of conditions, including STB approval and an Internal Revenue Service ruling qualifying it as a nontaxable distribution.

As a part of the proposed transaction, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $400 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenant packages substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.   Registration statements on Form S-4 will be filed with the U.S. Securities and Exchange Commission in connection with the proposed exchange offer.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

Related-Party Transactions with Conrail -- NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes:   (1) expenses for amounts due to PRR for use of operating properties and equipment and (2) expenses for amounts due to CRC for operation of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under the note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.48% at June 30, 2003.   The proposed spin-off transaction described above would effectively relieve NS Rail of this obligation.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

NS Rail's Consolidated Balance Sheet at June 30, 2003, includes $44 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through June 30, 2003, NS Rail has paid $139 million of such costs.

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

Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $581 million at June 30, 2003, and $513 million at Dec. 31, 2002, of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	June 30, 2003		Dec. 31, 2002
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$68	2%	$68	2%

Advances and notes due to NS	(457)	2%	(452)	2%

Due to NS - net	$(389)		$(384)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the six months ended June 30 include interest income of $5 million in 2003 and in 2002 and interest expense of $4 million in 2003 and $5 million in 2002 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Noncash Dividend

NS Rail declared and issued to NS a noncash dividend of $317 million in June 2003, which was settled by reduction of NS Rail's interest-bearing advances due from NS.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $963 million at June 30, 2003, and $938 million at Dec. 31, 2002.

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

Following is a summary of NS Rail's diesel fuel swaps:

			Second quarter
		2003	2002
Number of swaps entered into during the second quarter		72	72
Approximate number of gallons hedged (millions)		94	98
Approximate average price per gallon of Nymex		$0.70	$0.67
No. 2 heating oil
	Remainder of
	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of June 30, 2003	72%	43%	6%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 7% of NS Rail's operating expenses for the second quarters of 2003 and 2002.

NS Rail's fuel hedging activity had the following effects on diesel fuel expense:   for the second quarter, decreases of $8 million and $1 million for 2003 and 2002, respectively, and for the first six months, a decrease of $34 million and an increase of $3 million for 2003 and 2002, respectively.   The effect of the hedges was to yield average costs per gallon (including federal taxes and transportation) of 80 cents and 70 cents for the second quarters of 2003 and 2002, respectively, and 83 cents and 69 cents for the first six months of 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was approximately $1 million for each quarter.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $203 million, or 35.0%, and $220 million, or 35.4%, of its fixed rate debt portfolio hedged at June 30, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at June 30, 2003 and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $29 million (pretax) at June 30, 2003, and at Dec. 31, 2002, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$24	$24
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	32	29
Gross fair market (liability) position	--	--

Total net asset position	$56	$53

4.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	($ in millions)

Net income	$108	$126	$292	$211
Other comprehensive income (loss)	13	(10)	(7)	85

Total comprehensive income	$121	$116	$285	$296

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

Presently, there are claims for "New York Dock" and other income protection benefits where the aggregated range of loss could be from zero to $20 million.   Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   Two significant cases have been heard.   Both resulted in an award favorable to NSR.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   Management believes that NS Rail will prevail in these matters; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $24 million at June 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period).   At June 30, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 110 identified locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 110 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At June 30, 2003, NS Rail had outstanding purchase commitments of approximately $15 million in connection with its 2003 capital program.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003.

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

July 22, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A M ajority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Second-quarter net income was $108 million in 2003, down $18 million, or 14%, compared with the same period last year.   For the first six months of 2003, net income was $292 million and included $104 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 1).   Six-month income before accounting changes was $188 million, down $23 million, or 11%, compared with results for the same period of 2002.   The declines for both the quarter and first six months were primarily the result of lower income from railway operations.

Railway Operating Revenues

Second-quarter railway operating revenues were $1.6 billion in 2003, up $42 million, or 3%, compared with the second quarter of last year.   For the first six months, revenues were $3.1 billion, up $104 million, or 3%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.

	Second quarter	First six months
	2003 vs. 2002	2003 vs. 2002
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 17	$ 55
Revenue per unit/mix	25	49
Total	$ 42	$ 104

Revenues, carloads and average revenue per unit for the commodity groups were as follows (prior year amounts have been reclassified to conform to the current presentation):

	Second Quarter
	Revenue		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$389	$350	420	394	$927	$889
General merchandise:
Automotive	242	259	169	181	1,433	1,428
Chemicals	190	190	105	108	1,809	1,771
Metals/construction	175	189	184	196	954	966
Agr./consumer prod./govt.	175	156	137	127	1,278	1,227
Paper/clay/forest	162	154	113	112	1,433	1,376

General merchandise	944	948	708	724	1,334	1,310
Intermodal	256	249	608	599	421	417

Total	$1,589	$1,547	1,736	1,717	$916	$902

	First Six Months
	Revenues		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$743	$709	816	792	$911	$895
General merchandise:
Automotive	484	487	335	344	1,443	1,414
Chemicals	382	373	211	209	1,816	1,784
Metals/construction	341	349	345	358	988	977
Agr./consumer prod./govt.	343	313	271	255	1,262	1,231
Paper/clay/forest	312	295	220	217	1,419	1,358

General merchandise	1,862	1,817	1,382	1,383	1,347	1,314
Intermodal	503	478	1,186	1,148	424	416

Total	$3,108	$3,004	3,384	3,323	$918	$904

Coal

Coal revenues increased $39 million, or 11%, in the second quarter and $34 million, or 5%, in the first six months, compared with the same periods last year.   Total traffic volume (tonnage) handled increased 8% in the quarter and 4% for the first six months, primarily because of higher utility coal volume.   Shipments of utility coal increased 9% in the quarter as stockpile replenishments, increased coal-fired generation and gains from new business more than offset the effects of reduced demand for electricity.   Utility coal volume was up 5% for the first six months, largely due to the second-quarter increase.   Export coal volume increased 19% in the quarter and 6% for the first six months.   Both increases were primarily the result of increased shipments of metallurgical coal, which more than offset less steam coal exports.   Average revenue per carload was up 4% in the second quarter and 2% for the first six months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic) and the favorable effects of a fuel surcharge.

For the remainder of the year, coal volumes are expected to continue to be higher, although mild weather patterns could dampen this outlook.   While utility stockpiles are estimated to be near target levels, significant natural gas price increases are expected this winter, which could lead to greater utilization of coal-fired generation plants.   As disclosed in NS Rail's 2002 10-K, since early 2002, two utility customers have rate reasonableness complaints before the Surface Transportation Board (STB).   Until resolved, NS Rail is billing and collecting amounts from these customers based on the challenged tariff rates.   NS Rail currently expects the STB to issue its decisions in the fourth quarter of 2003, although ultimate resolution may not occur until a later date.   While the accompanying financial statements reflect management's best estimate of the resolution of these matters, due to the passage of time, their ultimate outcome could have a significant effect on results of operations in the particular quarter or year resolved.

General Merchandise

General merchandise revenues decreased $4 million in the second quarter, but increased $45 million, or 2%, in the first six months, compared with the same periods last year.   The slight decline for the quarter was the result of lower traffic volume (carloads), which was largely offset by higher average revenues.   For the first six months, the revenue increase reflected higher average revenues as traffic volume was flat.   For both periods, the largest volume decreases were in the metals and construction and automotive groups.   Metals and construction volume suffered from continued softness in the imported steel market and a weak U.S. dollar.   Automotive traffic volume reflected reduced production from Ford, General Motors and DaimlerChrysler, which was partially offset by increased shipments for Toyota, BMW and Honda.   Agriculture, consumer products and government volume increased 8% in the quarter and 7% for the first six months reflecting more shipments of corn into markets affected by the 2002 drought.   This is expected to continue until late September when the 2003 crop comes to market.   In addition, traffic volume benefited from increased volume for fertilizer and more shipments for the military.   Paper, clay and forest products volume increased 1% for both the quarter and first six months, supported by improving market conditions and diversion of truck traffic to rail.

General merchandise average revenue per carload increased 2% in the second quarter and 3% for the first six months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to show weakness during the last half of the year and are largely dependent upon the performance of the economy.

Intermodal

Intermodal revenues increased $7 million, or 3%, in the second quarter and $25 million, or 5%, in the first six months, compared with the same periods last year.   Traffic volume (units) increased 1% in the second quarter and 3% for the first six months reflecting more shipments of containers, which offset declines in premium business (mostly postal traffic and automotive parts).   Container traffic volume benefited from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 1% for the quarter and 2% for the first six months, as the favorable effects of fuel surcharges and ancillary revenues more than offset an unfavorable change in the mix of traffic.

Intermodal revenues are expected to continue to benefit from new business supported by continued improvements in service and conversion of truck traffic to rail; however, any weakening in consumer demand could dampen this outlook.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.3 billion in 2003, up $73 million, or 6%, compared with last year.   For the first six months, expenses were $2.7 billion, up $146 million, or 6%.   For both periods, most expense line items were higher.

As discussed in Note 1, effective Jan. 1, 2003, NS Rail's method of accounting for crosstie removal was changed as a result of implementation of SFAS No. 143.   This change in accounting lowered depreciation expense and increased compensation and benefits and other expenses as disclosed in Note 1.   For the year, it is expected that the depreciation reduction will total approximately $29 million, while the expense increases will total about $20 million.

Compensation and benefits expenses increased $24 million, or 6%, in the second quarter and $41 million, or 5%, in the first six months, compared with the same periods last year.   Both comparisons reflected lower pension income, higher wage rates, increased medical costs (despite additional employee contributions), expenses attributable to employee turnover (more train and engine trainees) and the effect of the change in accounting (see Note 1).   These increases more than offset reduced payroll taxes.

Materials, services and rents increased $33 million, or 7%, in the second quarter and $39 million, or 4%, in the first six months, compared with the same periods last year.   Both increases were primarily the result of higher expenses for the management fee charged by NS (see Note 2), repairs and maintenance, haulage and software license and maintenance fees.

Conrail rents and services expenses increased $3 million, or 3%, in the second quarter and $1 million in the first six months, compared with the same periods last year.   The increases were principally the result of higher Operating Agreement fees, which, for the first six months, were largely offset by lower expenses in the Shared Assets Areas.

Depreciation expense was down slightly in both the second quarter and the first six months, compared with the same periods last year, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 1).

Diesel fuel expenses increased $9 million, or 11%, in the second quarter and $32 million, or 19%, in the first six months, compared with the same periods last year, reflecting higher average prices and marginally lower consumption.   The hedging program produced benefits of $8 million and $34 million in the second quarter and first six months of 2003, compared with a $1 million benefit and $3 million of cost for the same periods of 2002, respectively.

Casualties and other claims expense increased $11 million, or 30%, in the second quarter and $27 million, or 38%, in the first six months, compared with the same periods last year.   The increases were largely the result of continuing

adverse personal injury claims development and higher insurance premiums, which was mitigated by an insurance recovery related to a previous settlement.   The increase for the first six months also reflected damage costs incurred because of several derailments early in the year.

Other expense decreased $5 million, or 6%, in the second quarter, but increased $8 million, or 6%, in the first six months, compared with the same periods of last year.   The decline resulted from a favorable property tax settlement, while the increase reflected the absence of a favorable bad debt settlement (the effects of this year's property tax settlement was comparable to a similar item in the first quarter of 2002).

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $507 million in the first six months of 2003, compared with $492 million in the first six months of 2002.   The increase was primarily the result of favorable changes in working capital.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings."   NS Rail's net cash flow from these borrowings amounted to $105 million in the first six months of 2003 and $98 million for the same period of 2002.

NS Rail's working capital deficit was $1.1 billion at June 30, 2003, and at Dec. 31, 2002.

NS Rail looks to NS to provide needed funding.   NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $422 million, and the amount of receivables NS sold ranged from zero to $200 million. Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.

As the major NS subsidiary, NS Rail provides funding to service NS' debt.   NS' debt at June 30, 2003, totaled $6.4 billion.   Of this debt, $1.8 billion is due between 2003 and 2007.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations, as well as to advance amounts to NS to service its debt.

Cash used for investing activities decreased in the first six months of 2003, compared with the first six months of 2002, principally because of a decline in capital expenditures.   The decrease reflected the absence of locomotive purchases in 2003; however, NS Rail expects to acquire locomotives later in the year.

Cash used for financing activities was $264 million in the first six months of 2003, compared with $230 million in the same period of 2002, reflecting the absence in 2003 of proceeds from equipment financing. Advances to NS typically account for most of the cash used for financing activities and reflect NS' requirements.

OTHER MATTERS

Labor Arbitration

Several hundred claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Several labor organizations have initiated arbitration on behalf of individual employees.   Two significant cases have been heard.   Both resulted in an award favorable to NSR.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   Based on known facts, including the availability of legal defenses, management believes that NS Rail will prevail in these disputes and that any potential liability for the involved claims should not have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Depending on the outcome of these arbitrations and claims, other claims may be filed or progressed to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 5).

Labor Agreements

Approximately 24,000 of NS Rail's employees are covered by collective bargaining agreements with 15 different labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS Rail employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS Rail employees; the United Transportation Union (UTU), which represents about 6,700 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS Rail employees; and the American Train Dispatchers Department (ATDD), which represents about 400 NS Rail employees.   A tentative agreement (subject to ratification) has also been reached with the Brotherhood of Railway Signalmen (BRS), which represents about 1,100 NS Rail employees.   The agreement previously reached with the BLE was through 2004; NS Rail recently reached a further contract extension with the BLE through 2009 (subject to ratification).   Health and welfare issues were resolved by the BMWE and TCU agreements (and by the tentative BRS agreement).   The UTU agreement provides that, subsequent to a further period of negotiation, health and welfare issues may be submitted to arbitration.   Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS Rail's operating expenses for the second quarter of 2003.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of June 30, 2003, through swap transactions, NS Rail has hedged approximately 72% of expected diesel fuel requirements for the remainder of 2003, and 43% and 6% of expected requirements for 2004 and 2005, respectively.   The effect of the hedges is to yield an average cost of 76 cents per hedged gallon for the rest of 2003, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $30 million as of June 30, 2003.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2003, NS Rail's debt subject to interest rate exposure totaled $557 million.   A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $6 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $2 million in both the second quarters of 2003 and 2002 and by $4 million and $5 million for the first six months of 2003 and 2002, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS Rail

eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $2 million for the first six months of 2003 and $5 million for the same period of 2002.   Capital expenditures totaled approximately $2 million and $3 million for the first six months of 2003 and 2002, respectively.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $24 million at June 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At June 30, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 110 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 110 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on page 17 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS Rail's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.   Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the most recent fiscal quarter, there has not been any change in NS Rail's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, NS Rail's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

31     Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

32     Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.

  (b)  Reports on Form 8-K:

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	July 30, 2003	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	July 30, 2003	/s/ John P. Rathbone
John P. Rathbone
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)
or Rule 15d-14(a).

32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b)
and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.