Form 10-Q
period 2003-09-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2003-10-31
CIK 92275

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
practicable date:

Class

Outstanding as of Sept. 30, 2003

Common Stock (par value $1.00)		16,668,997

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2003 and 2002

		Consolidated Balance Sheets	4
		Sept. 30, 2003 and Dec. 31, 2002

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2003 and 2002

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	12

	Item 2.	Management's Discussion and Analysis of	13
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	19
		About Market Risks

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 1.	Legal Proceedings	20

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Exhibit Index			22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002

Railway operating revenues:
Coal	$372	$371	$1,115	$1,080
General merchandise	911	917	2,773	2,734
Intermodal	270	268	773	746

Total Railway Operating Revenues	1,553	1,556	4,661	4,560

Railway operating expenses:
Compensation and benefits	396	390	1,197	1,150
Materials, services and rents	449	465	1,395	1,372
Conrail rents and services (Note 2)	119	112	356	348
Depreciation	124	125	370	373
Diesel fuel	86	81	283	246
Casualties and other claims	44	57	143	129
Other	68	67	215	206

Total Railway Operating Expenses	1,286	1,297	3,959	3,824

Income from railway operations	267	259	702	736

Other income (expense) - net	(60)	(44)	(176)	(156)
Interest expense on debt	(6)	(6)	(18)	(22)

Income before income taxes and
accounting changes	201	209	508	558

Provision for income taxes	74	85	193	223

Income before accounting changes	127	124	315	335

Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	--	--	104	--

Net Income	$127	$124	$419	$335

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$129	$130
Accounts receivable, net (Note 2)	123	117
Due from Conrail (Note 2)	6	6
Materials and supplies	91	95
Deferred income taxes	184	174
Other current assets	46	131
Total current assets	579	653

Investments (Note 4)	753	703
Properties less accumulated depreciation	11,167	10,837
Other assets	693	660
Total assets	$13,192	$12,853

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$884	$860
Income and other taxes	202	187
Due to NS - net (Note 2)	430	384
Due to Conrail (Note 2)	65	86
Other current liabilities	114	122
Current maturities of long-term debt	102	94
Total current liabilities	1,797	1,733

Long-term debt	830	763
Other liabilities	991	971
Due to Conrail (Note 2)	688	513
Minority interests	8	3
Deferred income taxes	4,271	4,057
Total liabilities	8,585	8,040

Stockholders' equity:
Serial preferred stock	55	55
Common stock	167	167
Additional paid-in capital	709	709
Accumulated other comprehensive income (Note 4)	243	266
Retained income	3,433	3,616
Total stockholders' equity	4,607	4,813

Total liabilities and stockholders' equity	$13,192	$12,853

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2003	2002
Cash flows from operating activities
Net income	$419	$335
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(104)	--
Depreciation	371	374
Deferred income taxes	115	142
Gains and losses on properties and investments	(9)	(15)
Changes in assets and liabilities affecting operations:
Accounts receivable	(6)	26
Materials and supplies	4	(1)
Other current assets and due from Conrail	77	72
Income tax liabilities	68	46
Other short-term liabilities	(9)	(31)
Other - net	(26)	(78)
Net cash provided by operating activities	900	870

Cash flows from investing activities
Property additions	(392)	(501)
Property sales and other transactions	34	7
Investments, including short-term	(80)	(54)
Investment sales and other transactions	3	--
Net cash used for investing activities	(435)	(548)

Cash flows from financing activities
Dividends	(2)	(2)
Advances to NS	(586)	(556)
Advances and repayments from NS	31	6
Proceeds from borrowings	218	281
Debt repayments	(127)	(142)
Net cash used for financing activities	(466)	(413)

Net decrease in cash and cash equivalents	(1)	(91)

Cash and cash equivalents
At beginning of year	130	167

At end of period	$129	$76

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$29	$38
Income taxes	$9	$29

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Majority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present Norfolk Southern Railway Company and Subsidiaries' ("NS Rail") financial position as of Sept. 30, 2003, its results of operations for the three and nine months ended Sept. 30, 2003 and 2002, and its cash flows for the nine months ended Sept. 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in NS Rail's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Changes in Accounting Principles

NS Rail adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense by about $7 million in the third quarter and $21 million in the first nine months (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by about $6 million for the quarter and $16 million for the first nine months (for the costs to remove retired assets).

NS Rail also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS Rail has consolidated a special-purpose entity that leases certain locomotives to NS Rail.   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

2.   Related Parties

General

NS is the parent holding company of Norfolk Southern Railway Company (NSR).   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail.   This fee amounted to $140 million and $118 million in the third quarters of 2003 and 2002, respectively (including a $8 million and $7 million mark-up in each quarter, respectively) and $420 million and $392 million for the first nine months of 2003 and 2002, respectively (including an $26 million and $24 million mark-up in each period, respectively).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $23 million in each of the third quarters of 2003 and 2002, and $69 million and $68 million for the first nine months of 2003 and 2002, respectively.

NS Rail owns 21,116,125 shares of NS common stock.

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

Proposed Spin-Off of PRR and NYC -- In June 2003, NS together with CSX and Conrail, filed a joint petition with the Surface Transportation Board ("STB") to establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed transaction would replace the existing operating agreements and allow NSR and CSXT to operate PRR and NYC, respectively, via direct ownership.   The proposed transaction does not involve the Shared Assets Areas.   The proposed transaction is subject to a number of conditions, including STB approval and an Internal Revenue Service ruling qualifying it as a nontaxable distribution.

As a part of the proposed transaction, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $350 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenant packages substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.   Registration statements on Form S-4 will be filed with the U.S. Securities and Exchange Commission in connection with the proposed exchange offer.

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

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprise the long-term balance of "Due to Conrail."   The interest rate

for these loans is variable and was 1.51% at Sept. 30, 2003.   On a consolidated basis, the proposed spin-off transaction described above would effectively relieve NS Rail of this obligation.   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

NS Rail's Consolidated Balance Sheet at Sept. 30, 2003, includes $38 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Sept. 30, 2003, NS Rail has paid $145 million of such costs.

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

Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $571 million at Sept. 30, 2003, and $513 million at Dec. 31, 2002, of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	Sept. 30, 2003		Dec. 31, 2002
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$67	2%	$68	2%

Advances and notes due to NS	(497)	2%	(452)	2%

Due to NS - net	$(430)		$(384)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the nine months ended Sept. 30 include interest income of $8 million in 2003 and in 2002 and interest expense of $6 million in 2003 and $8 million in 2002 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Noncash Dividend

NS Rail declared and issued to NS noncash dividends totaling $600 million in June and Sept. 2003, and $333 million in Sept. 2002, which were settled by reduction of NS Rail's interest-bearing advances due from NS.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $979 million at Sept. 30, 2003, and $938 million at Dec. 31, 2002.

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

Following is a summary of NS Rail's diesel fuel swaps:

			Third quarter
		2003	2002
Number of swaps entered into during the third quarter		72	72
Approximate number of gallons hedged (millions)		95	97
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.73	$0.69

	Remainder of
	2003	2004	2005
Percent of estimated future diesel fuel consumption covered as of Sept. 30, 2003	77%	52%	13%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly forecasted fuel consumption will be hedged for any month within the 36-month period. Diesel fuel costs represented 7% and 6% of NS Rail's operating expenses for the third quarters of 2003 and 2002, respectively.

NS Rail's fuel hedging activity had the following effects on diesel fuel expense:   for the third quarter, decreases of $11 million and $5 million for 2003 and 2002, respectively, and for the first nine months, decreases of $45 million and $2 million for 2003 and 2002, respectively.   The effect of the hedges was to yield average costs per gallon (including federal taxes and transportation) of 77 cents and 73 cents for the third quarters of 2003 and 2002, respectively, and 81 cents and 70 cents for the first nine months of 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was less than $1 million for each quarter.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $194 million, or 34.5%, and $220 million, or 35.4%, of its fixed rate debt portfolio hedged at Sept. 30, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at Sept. 30, 2003, and Dec. 31, 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate

swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included an unrealized pretax gain of $22 million and an unrealized pretax loss of $1 million at Sept. 30, 2003, and an unrealized pretax gain of $29 million at Dec. 31, 2002, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	Sept. 30,	Dec. 31,
	2003	2002
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$19	$24
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	25	29
Gross fair market (liability) position	(1)	--

Total net asset position	$43	$53

4.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three months Ended		Nine months Ended
	Sept. 30,		Sept. 30,
	2003	2002	2003	2002
	($ in millions)

Net income	$127	$124	$419	$335
Other comprehensive income (loss)	(16)	(35)	(23)	50

Total comprehensive income	$111	$89	$396	$385

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

Presently, there are claims for income protection benefits where the aggregated range of loss could be from zero to $9 million.   A number of claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock" income protection benefits.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   A number

of claims on behalf of individual employees have been submitted to arbitration.   Three significant cases have been heard and NSR received favorable decisions in each of them.   Management believes that NSR will prevail in these matters; however, an unfavorable outcome could result in accruals that could be significant to results of operations in a particular year or quarter.

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

Environmental Matters

NS Rail is subject to various jurisdictions' environmental laws and regulations.   It is NS Rail's policy to record a liability where such liability or loss is probable and its amount can be estimated reasonably.   Claims, if any, against third parties for recovery of cleanup costs incurred by NS Rail are reflected as receivables (when collection is probable) on the balance sheet and are not netted against the associated NS Rail liability.   Environmental engineers regularly participate in ongoing evaluations of all identified sites and in determining any necessary adjustments to liability estimates.   NS Rail also has established an Environmental Policy Council, composed of senior managers, to oversee and interpret its environmental policy.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $25 million at Sept. 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability for each period).   At Sept. 30, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

However, based on its assessments of the facts and circumstances now known, management believes that it has recorded the probable costs for dealing with those environmental matters of which NS Rail is aware.   Further,

management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Purchase Commitments

At Sept. 30, 2003, NS Rail had outstanding purchase commitments of approximately $14 million in connection with its 2003 capital program.

Independent Accountants' Review Report

The Stockholders and Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002.   These consolidated financial statements are the responsibility of the Company's management.

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

October 28, 2003

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A M ajority-Owned Subsidiary of Norfolk Southern Corporation [NS])

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income

Third-quarter net income was $127 million in 2003, up $3 million, or 2%, compared with the same period last

year, benefiting from higher income from operations.   For the first nine months of 2003, net income was $419 million and included $104 million for the cumulative effect on years prior to 2003 of changes in accounting principles as required by the adoption of two accounting pronouncements (see Note 1).   Nine-month income before accounting changes was $315 million, down $20 million, or 6%, compared with results for the same period of 2002.   The decline was primarily the result of lower income from railway operations offset, in part, by a lower effective tax rate.

Railway Operating Revenues

Third-quarter railway operating revenues were $1.6 billion in 2003, down $3 million, compared with the third quarter of last year.   For the first nine months, revenues were $4.7 billion, up $101 million, or 2%.   As shown in the following table, the third quarter decrease was due to reduced traffic volume offset in part by higher average revenues, while the increase for the first nine months was the result of increased average revenues and higher traffic volume.

	Third quarter	First nine months
	2003 vs. 2002	2003 vs. 2002
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ (13)	$ 42
Revenue per unit/mix	10	59
Total	$ (3)	$ 101

Revenues, carloads and average revenue per unit for the commodity groups were as follows (prior year amounts have been reclassified to conform to the current presentation):

	Third Quarter
	Revenue		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$372	$371	407	413	$915	$900
General merchandise:
Automotive	205	231	142	155	1,447	1,494
Chemicals	196	194	108	110	1,805	1,768
Metals/construction	180	181	187	193	965	935
Agr./consumer prod./govt.	167	156	138	127	1,212	1,219
Paper/clay/forest	163	155	113	113	1,445	1,379

General merchandise	911	917	688	698	1,325	1,313
Intermodal	270	268	627	625	430	429

Total	$1,553	$1,556	1,722	1,736	$902	$896

	First Nine Months
	Revenues		Carloads		Revenue per Unit
	2003	2002	2003	2002	2003	2002
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,115	$1,080	1,222	1,204	$913	$897
General merchandise:
Automotive	689	718	477	499	1,444	1,439
Chemicals	578	567	319	319	1,812	1,779
Metals/construction	521	530	532	551	980	962
Agr./consumer prod./govt.	510	469	409	382	1,245	1,227
Paper/clay/forest	475	450	333	330	1,428	1,365

General merchandise	2,773	2,734	2,070	2,081	1,340	1,314
Intermodal	773	746	1,814	1,774	426	421

Total	$4,661	$4,560	5,106	5,059	$913	$901

Coal

Coal revenues increased $1 million in the third quarter and $35 million, or 3%, in the first nine months, compared with the same periods last year.   Total traffic volume (tonnage) handled decreased 1% in the quarter, but increased 2% for the first nine months, primarily because of higher utility and export coal volume.   Shipments of export coal increased 40% in the quarter and 12% for the first nine months, due to blend changes, the impact of ocean rates and the value of the dollar.   Industrial coal volume increased 8% in the quarter, as low inventories at plants began to be replenished, but decreased 6% for the first nine months.   Average revenue per carload was up 2% in the third quarter and first nine months, reflecting a favorable change in the mix of traffic (increased export volume).

For the remainder of the year, coal volumes are expected to continue to be higher, although mild weather patterns could dampen this outlook.   Utility stockpiles are estimated to be below normal and utilities should begin rebuilding stockpiles in anticipation of winter, and gas prices remain relatively high, which could lead to greater utilization of coal-fired generation plants.

As disclosed in NS Rail's 2002 10-K, since early 2002, two utility customers have rate reasonableness complaints before the STB.   Until resolved, NS Rail is billing and collecting amounts from these customers based on the challenged tariff rates.   NS Rail currently expects the STB to issue its decisions in the fourth quarter of 2003, although ultimate resolution may not occur until a later date.   While the accompanying financial statements reflect management's best estimate of the resolution of these matters, due to the passage of time, their ultimate outcome could have a significant effect on results of operations in the particular quarter or year resolved.

General Merchandise

General merchandise revenues decreased $6 million, or 1%, in the third quarter, but increased $39 million, or 1%, in the first nine months, compared with the same periods last year.   The decline for the quarter was the result of lower traffic volume (carloads), which was partially offset by higher average revenues.   For the first nine months, the revenue increase reflected higher average revenues.   For both periods, the largest volume decreases were in the automotive and metals and construction groups.   Automotive traffic volume reflected plant downtime at Ford and DaimlerChrysler.   Metals and construction volume suffered from continued softness in the imported steel market.   Agriculture, consumer products and government volume increased 8% in the quarter and 7% for the first nine months reflecting increased volume for fertilizer, higher military shipments and more shipments of corn into markets affected by the 2002 drought.   Paper, clay and forest products volume increased slightly for the quarter and was up 1% for the first nine months.

General merchandise average revenue per carload increased 1% in the third quarter and 2% for the first nine months reflecting fuel surcharges, increased rates and longer lengths of haul.

While improvements are expected in out metals and construction, chemicals and agriculture business groups, overall, general merchandise revenues are expected to show weakness during the last quarter of the year and are largely dependent upon the performance of the economy.

Intermodal

Intermodal revenues increased $2 million, or 1%, in the third quarter and $27 million, or 4%, in the first nine months, compared with the same periods last year.   Traffic volume (units) was slightly higher in the third quarter and increased 2% for the first nine months, which reflected higher trailer and Triple Crown traffic volume.   Container traffic volume benefited from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit was just about even for the quarter, but up 1% for the first nine months, as the favorable effects of fuel surcharges and ancillary revenues offset an unfavorable change in the mix of traffic.

Intermodal revenues are expected to show growth due to favorable year-over-year comparison from the 2002 West Coast port shutdown, market share gains and new products, in addition to a steady recovery in the economy and continued high levels of consumer spending.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.3 billion in 2003, down $11 million, or 1%, compared with last year.   For the first nine months, expenses were $4.0 billion, up $135 million, or 4%.

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

Compensation and benefits expenses increased $6 million, or 2%, in the third quarter and $47 million, or 4%, in the first nine months, compared with the same periods last year.   Both comparisons reflected lower pension income, higher wage rates, increased medical costs (despite additional employee contributions), expenses attributable to employee turnover (primarily an increase in train and engine trainees).

In the third quarter, NS announced a voluntary separation program for nonagreement employees with at least two years of service.   The program offers severance pay of three weeks' salary for each year of service up to a maximum of 100 weeks, continued health care for one year at no cost and outplacement services for up to 90 days.   Voluntary separations will be effective on or before Nov. 30, 2003.   The cost of this program, approximately $100 million, will be reflected in fourth quarter results and consists of a cash and non-cash component.   The cash component is estimated at approximately $65 million for severance benefits and the balance will be a non-cash charge for postretirement medical and pension benefits.

Materials, services and rents decreased $16 million, or 3%, in the third quarter but increased $23 million, or 2%, in the first nine months, compared with the same periods last year.   Both periods reflected higher expenses for the management fee charged by NS (see Note 2); however, for the quarter, this was more than offset by lower automotive traffic volume in addition to adjustments relating to periodic studies and favorable settlements of recent bills.

Conrail rents and services expenses increased $7 million, or 6%, in the third quarter and $8 million, or 2%, in the first nine months, compared with the same periods last year.   The increases were principally the result of higher Operating Agreement fees and higher expenses in the Shared Assets Areas.

Depreciation expense was down slightly in both the third quarter and the first nine months, compared with the same periods last year, as the effects of property additions were offset by the change in accounting related to crosstie removal costs (see Note 1).

Diesel fuel expenses increased $5 million, or 6%, in the third quarter and $37 million, or 15%, in the first nine months, compared with the same periods last year, reflecting higher average prices.   The hedging program produced

benefits of $11 million and $45 million in the third quarter and first nine months of 2003, respectively, compared with a $5 million and a $2 million benefit for the same periods of 2002.

Casualties and other claims expense decreased $13 million, or 23%, in the third quarter, but increased $14 million, or 11%, in the first nine months, compared with the same periods last year.   The decrease for the quarter reflected lower unfavorable periodic study adjustments as compared with the prior year.   The increase for the first nine months was largely the result of continuing adverse personal injury claims development and higher insurance premiums, mitigated by an insurance recovery related to a previous settlement.   The increase for the first nine months also reflected damage costs incurred because of several derailments early in the year.

Other expense increased $1 million, or 1%, in the third quarter and $9 million, or 4%, in the first nine months, compared with the same periods of last year.   Both periods reflected the absence of prior year settlements - sales and use tax for the quarter and a favorable bad debt settlement for the first nine months.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities, NS Rail's principal source of liquidity, was $900 million in the first nine months of 2003, compared with $870 million in the first nine months of 2002.

A significant portion of payments made to PRR (which are included in "Conrail rents and services" and, therefore, are a use of cash in "Cash provided by operating activities") are borrowed back from a PRR subsidiary and, therefore, are a source of cash in "Proceeds from borrowings."   NS Rail's net cash flow from these borrowings amounted to $174 million in the first nine months of 2003 and $162 million for the same period of 2002.

NS Rail's working capital deficit was $1.2 billion at Sept. 30, 2003, and $1.1 billion at Dec. 31, 2002.

NS Rail looks to NS to provide needed funding.   NS currently has the capability to increase the amount of accounts receivable being sold under the revolving sale program.   Over the last twelve months, the amount of receivables NS could sell under this program ranged from $358 million to $433 million, and the amount of receivables NS sold ranged from zero to $120 million.   Moreover, NS has a $1 billion credit facility, which expires in 2006, that it can borrow under or use to support commercial paper debt; however, reductions in its credit rating could limit NS' ability to access the commercial paper markets.

As the major NS subsidiary, NS Rail provides funding to service NS' debt.   NS' debt at Sept. 30, 2003, totaled $6.2 billion.   Of this debt, $1.8 billion is due between 2003 and 2007.

NS Rail expects to generate sufficient cash flow from operations to meet its ongoing obligations, as well as to advance amounts to NS to service its debt.

Cash used for investing activities decreased in the first nine months of 2003, compared with the first nine months of 2002, principally because of a decline in capital expenditures.   The decrease reflected the absence of locomotive purchases in 2003.

Cash used for financing activities was $466 million in the first nine months of 2003, compared with $413 million in the same period of 2002, reflecting the absence in 2003 of proceeds from equipment financing.   Advances to NS typically account for most of the cash used for financing activities and reflect NS' requirements.

OTHER MATTERS

Labor Arbitration

A number of claims have been filed with NSR on behalf of employees furloughed after June 1, 1999, for various periods of time, alleging that the furloughs were a result of the Conrail transaction and seeking "New York Dock"

income protection benefits.   Other disputes are pending wherein similar benefits are sought under labor agreement provisions that, in management's judgment, do not apply to the involved circumstances.   A number of claims on behalf of individual employees have been submitted to arbitration.   Three significant cases have been heard and NSR received favorable decisions in each of them.   In addition, a number of other claims have been settled or withdrawn.

Based on known facts, including the availability of legal defenses, management believes NS Rail will prevail in these disputes and that any potential liability for the involved claims should not have material adverse effect on NS Rail's financial position, results of operations or liquidity.   Depending on the outcome of these arbitrations and claims, other claims may be filed or progressed to arbitration.   Should all such claimants prevail, there could be a significant effect on results of operations in a particular quarter (see Note 5).

Labor Agreements

Approximately 24,000 of NS Rail's employees are covered by collective bargaining agreements with 14 different labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS Rail employees; the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS Rail employees; the United Transportation Union (UTU), which represents about 6,700 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS Rail employees; the International Brotherhood of Electrical Workers (IBEW), which represents about 900 NS Rail employees; the American Train Dispatchers Department (ATDD), which represents about 400 NS Rail employees; and the Brotherhood of Railway Signalmen (BRS), which represents about 1,100 NS Rail employees.   The agreement previously reached with the BLE was through 2004; NS Rail recently reached a further contract extension with the BLE through 2009 (subject to ratification).   Health and welfare issues have been resolved with the BMWE, TCU and BRS.   Tentative agreements (subject to ratification) have been reached with BLE, UTU and IBEW that would resolve health and welfare issues.   Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS Rail's operating expenses for the third quarter of 2003.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Sept. 30, 2003, through swap transactions, NS Rail has hedged approximately 77% of expected diesel fuel requirements for the remainder of 2003, and 52% and 13% of expected requirements for 2004 and 2005, respectively.   The effect of the hedges is to yield an average cost of 79 cents per hedged gallon for the rest of 2003, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $31 million as of Sept. 30, 2003.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Sept. 30, 2003, NS Rail's debt subject to interest rate exposure totaled $546 million.   A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by

approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2003, the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $3 million and $2 million for the third quarters of 2003 and 2002, respectively, and by $7 million for both the first nine months of 2003 and 2002, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Operating expenses for environmental matters totaled approximately $6 million for the first nine months of 2003 and $12 million for the same period of 2002.   Capital expenditures totaled approximately $3 million and $5 million for the first nine months of 2003 and 2002, respectively.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $25 million at Sept. 30, 2003, and $29 million at Dec. 31, 2002 (of which $8 million was accounted for as a current liability in each period).   At Sept. 30, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 known locations.   On that date, 10 sites accounted for $13 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Norfolk Southern Railway Company, Conrail and PRR have entered into a consent order and agreement with the Commonwealth of Pennsylvania Department of Environmental Protection agreeing to pay a lump-sum civil penalty of $550,000 in settlement of the state's claims for alleged environmental violations at Conway Yard, located in western Pennsylvania.   In addition, the parties agreed to stipulated civil penalties of $1,000 per month for the first two years and $1,500 per month thereafter until certain conditions at the Yard are remediated.

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

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	Oct. 30, 2003	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	Oct. 30, 2003	/s/ John P. Rathbone
John P. Rathbone
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)
or Rule 15d-14(a).

32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b)
and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.