Form 10-K
period 2003-12-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2004-02-13
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Norfolk and Western Railway Company 4.85% Subordinated Income Debentures, due November 15, 2015; Guarantee of Norfolk Southern Railway Company with respect to $1,754,900 principal amount of Norfolk and Western Railway Company 4.85% Subordinated Income Debentures due November 15, 2015; The Virginian Railway Company 6% Subordinated Income Debentures, due August 1, 2008; Guarantee of Norfolk Southern Railway Company with respect to $4,466,000 principal amount of The Virginian Railway Company 6% Subordinated Income Debentures due August 1, 2008.

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)      No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004: 16,668,997

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No ( X )

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2003 was zero.

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

PART I

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 1.   Business. and Item 2.   Properties ..

In accordance with General Instruction (I)(2)(d), the registrant is providing reduced disclosure for Items 1, Business, and 2, Properties.   For Item 1, the registrant furnishes below a brief description of the business done by the registrant and its subsidiaries during the most recent fiscal year, which, in the opinion of management, indicates the general nature and scope of the business of the registrant and its subsidiaries.   For Item 2, the registrant furnishes below a brief description of the material properties of the registrant and its subsidiaries to the extent, in the opinion of management, necessary for an understanding of the business done by the registrant and its subsidiaries.

General - Norfolk Southern Railway Company (Norfolk Southern Railway or NSR) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

On June 1, l982, Southern and Norfolk and Western Railway Company (N&W) became subsidiaries of Norfolk Southern Corporation (NS), a transportation holding company.   Effective Dec. 31, 1990, NS transferred all the common stock of N&W to Southern, and Southern's name was changed to Norfolk Southern Railway Company.   Effective Sept. 1, 1998, N&W was merged with and into Norfolk Southern Railway.   All the equity securities of Norfolk Southern Railway are owned directly, or indirectly, by NS.   NS common stock is publicly held and listed on the New York Stock Exchange.

Norfolk Southern Railway makes available free of charge through the website www.nscorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

OPERATION OF A PORTION OF THE CONRAIL RAIL ASSETS - On June 1, 1999, Norfolk Southern Railway and CSX Corporation (CSX), through its railroad subsidiary, CSX Transportation, Inc. (CSXT), began operating separate portions of Conrail's rail routes and assets.   Substantially all such assets are owned by two wholly owned subsidiaries of Consolidated Rail Corporation (CRC); one of those subsidiaries, Pennsylvania Lines LLC (PRR), has entered into various operating and leasing arrangements, more particularly described in Note 2 of NS Rail's Consolidated Financial Statements, with Norfolk Southern Railway.   Certain rail assets (Shared Assets Areas) still are owned by CRC, which operates them for joint and exclusive use by Norfolk Southern Railway and CSXT.

Operation of the PRR routes and assets increased the size of the system over which Norfolk Southern Railway provides service by nearly 50% and afforded access to the New York metropolitan area, to much of the Northeast and to most of the major East Coast ports north of Norfolk, Virginia.   Also, leasing arrangements with PRR augmented Norfolk Southern Railway's locomotive, freight car and intermodal fleet.

Conrail Corporate Reorganization

NS, CSX and Conrail are jointly seeking to reorganize Conrail and establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed reorganization would replace the operating agreements described above and allow NSR and CSXT to directly own and operate PRR and NYC, respectively.   The reorganization would not involve the Shared Assets Areas, and would have no effect on the competitive rail service provided in the Shared Assets Areas.   Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the SEC.   In addition, NS, CSX and Conrail must obtain the consent of Conrail's debt holders to carry out the transaction and will obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization would qualify as a tax-free distribution.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   (i) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine whether the terms offered to the Conrail debt holders are fair, just and reasonable.   In 2004, NS, CSX and Conrail intend to file registration statements on Form S-4 with the SEC to allow a proposed exchange offer relating to Conrail's unsecured debt (see below).   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   The results of the valuation could impact NS' carrying amount of its investment in Conrail and the recording of the corporation reorganization.

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $321 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization in 2004.   Upon consummation of the proposed transaction, the assets and liabilities of PRR will be reflected in their respective line items in NS Rail's Consolidated Balance Sheet, and any amounts owed to PRR would be extinguished.

OPERATIONS - As of Dec. 31, 2003, NS Rail operated approximately 21,500 miles of road in the states of Alabama, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, West Virginia, the District of Columbia and in the Province of Ontario, Canada.   The miles operated were as follows:

	Mileage Operated as of Dec. 31, 2003

			Passing
		Second and	Track,	Way and
	Miles of	Other Main	Crossovers	Yard
	Road	Track	and Turnouts	Switching	Total

Owned	11,707	1,383	1,623	5,972	20,685
Operated under lease, contract
or trackage rights	9,813	3,435	891	3,647	17,786
Total	21,520	4,818	2,514	9,619	38,471

In addition to the lines leased from Conrail previously discussed, NS Rail has major leased lines between Cincinnati, Ohio, and Chattanooga, Tennessee, and operates over trackage owned by North Carolina Railway Company (NCRR).   The Cincinnati-Chattanooga lease, covering about 335 miles of road, expires in 2026, and is subject to an option to extend the lease for an additional 25 years, at terms to be agreed upon.   The trackage rights

over NCRR cover approximately 315 miles of road under an agreement through 2014 with the right to renew for two additional 15-year periods.

NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest, and via interchange with other rail carriers, to and from the rest of the United States and parts of Canada.   These lines also transport overseas freight through several Atlantic and Gulf Coast ports.   Atlantic ports served by NS Rail include:   Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; Jacksonville, Florida; Baltimore, Maryland; Philadelphia, Pennsylvania/Camden, New Jersey; Wilmington, Delaware; and the Ports of New York/New Jersey.   Gulf Coast ports served include Mobile, Alabama and New Orleans, Louisiana.

NS Rail's lines reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest.   Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system.   In addition, haulage arrangements with connecting carriers allow NS Rail to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve southern and eastern Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and haulage provided by The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection with the Burlington Northern and Santa Fe Railway Company.   Service is provided to New England, including the Port of Boston, via haulage, trackage rights and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries.   The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia, eastern Kentucky, southern and northern West Virginia and western Pennsylvania), distribution centers, transload facilities and other businesses located in smaller communities in its service area.   The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh); Chicago to Jacksonville (via Cincinnati, Chattanooga and Atlanta); Appalachian coal fields of Virginia, West Virginia and Kentucky, to Norfolk, Virginia and Sandusky, Ohio; Cleveland to Kansas City; and Knoxville to Chattanooga.   Chicago, Memphis, Sidney/Salem, New Orleans, Kansas City, Buffalo, St. Louis and Meridian are major gateways for interterritorial system traffic.

Railway Operating Revenues

NS Rail's total railway operating revenues were $6.3 billion in 2003.

COAL TRAFFIC - Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail's largest commodity group as measured by revenues.   NS Rail handled a total of 172 million tons in 2003, most of which originated on NS Rail's lines in West Virginia, Virginia, Pennsylvania and Kentucky.   Revenues from coal, coke and iron ore accounted for about 24% of NS Rail's total railway operating revenues in 2003.

GENERAL Merchandise Traffic  - General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota.   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulpboard and paper products, woodfibers, woodpulp, scrap paper and clay.   General merchandise carloads handled in 2003 were 2.78 million, compared with 2.76 million handled in 2002, an increase of 1%.

In 2003, 134 million tons of general merchandise freight, or approximately 66% of total general merchandise tonnage handled by NS Rail, originated online.   The balance of general merchandise traffic was received from

connecting carriers at interterritorial gateways.   The principal interchange points for NS Rail-received traffic included Chicago, Memphis, New Orleans, Cincinnati, Kansas City, Detroit, Hagerstown, St. Louis/East St. Louis and Louisville.

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2003 were 2.47 million, compared with 2.35 million handled in 2002, an increase of 5%.

FREIGHT RATES - In 2003, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism.   Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.   However, in 2003 there were significant coal movements moving under common carrier (tariff) rates that had previously moved under rates contained in transportation contracts.   Beginning Jan. 1, 2002, coal moving to Duke Energy's (Duke) Belew's Creek, Allen, Buck and Dan River generating stations moved under common carrier rates and beginning April 1, 2002, coal moving to Carolina Power and Light's (CP&L) Hyco and Mayo plants moved under common carrier rates.   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS' tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding the STB initially found NS' rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004 finding that in certain years some portion of the rates were unreasonable.   The case is currently stayed because both parties have indicated that they intend to file petitions for reconsideration, and the STB has not yet ordered any rate relief.   In the CP&L proceeding, the STB found NS' rates to be unreasonable in December 2003, but upheld a significant portion of NS' tariff increase.   Both of the STB's rate decisions remain subject to petitions for rehearing and appeals.   Moreover, the Duke case is currently stayed pending the STB's review of evidence filed after the decision was issued.   Future developments in the two cases could have a significant impact on results of operations in a particular quarter.

In 2003, NS Rail was found by the STB not to be "revenue adequate" based on results for the year 2002.   A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to statutory requirement and does not adversely impact NS Rail's liquidity or capital resources.

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

Also since June 1, 1999, through its operation of PRR's routes, Norfolk Southern Railway has been providing freight service over former Conrail lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company and Maryland DOT.   Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Pennsylvania Lines LLC, or by Conrail in the Shared Assets Areas.

RAILWAY PROPERTY

The NS Rail system extends across 22 states, the District of Columbia and portions of Canada.   The railroad infrastructure makes the company very capital intensive with total property of approximately $11 billion.   Of the approximately 38,500 total miles of track operated, NS Rail had responsibility for maintaining about 31,000 miles of track with the remainder being operated under trackage rights.   Over 75% of the main line trackage (including

first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 141 pounds per yard.   Approximately 40% of NS Rail's lines carried 20 million or more gross tons per track mile.

The following table summarizes certain information about track roadway additions and replacements during the past five years:

	2003	2002	2001	2000	1999

Track miles of rail installed	233	235	254	390	403
Miles of track surfaced	5,105	5,270	3,836	3,687	5,087
New crossties installed (millions)	2.8	2.8	1.5	1.5	2.3

Equipment - As of Dec. 31, 2003, NS Rail owned or leased the following units of equipment:

	Number of Units			Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	2,412	777	3,189	10,951,550
Switching	104	101	205	300,700
Auxiliary units	56	18	74	--
Total locomotives	2,572	896	3,468	11,252,250

Freight cars:
Hopper	16,099	5,014	21,113	2,232,141
Box	16,644	4,810	21,454	1,694,590
Covered hopper	9,369	3,084	12,453	1,359,205
Gondola	26,849	11,217	38,066	4,085,343
Flat	3,111	1,435	4,546	343,587
Caboose	162	50	212	--
Other	87	--	87	7,630
Total freight cars	72,321	25,610	97,931	9,722,496

Other:
Work equipment	4,479	1,022	5,501
Vehicles	3,629	959	4,588
Highway trailers and
containers	877	7,345	8,222
Miscellaneous	1,422	13,380	14,802
Total other	10,407	22,706	33,113

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes locomotives, freight cars and units of other equipment leased from PRR.

As of Dec. 31, 2003, the average age of the locomotive fleet was 15.3-- years.   During 2003, 91 locomotives, the average age of which was 28.7 years, were retired.   The average age of the freight car fleet at Dec. 31, 2003, was 27.4 years.   During 2003, 4,855 freight cars were retired.

Since 1988, about 29,000 coal cars have been rebodied.   As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the average age of the fleet.

	Annual Average Bad Order Ratio
	2003	2002	2001	2000	1999

Freight cars (excluding cabooses):
NS Rail	7.4%	8.1%	6.9%	5.7%	3.7%
Locomotives:
NS Rail	6.2%	6.3%	5.8%	5.5%	5.3%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.   In past years, the freight car bad order ratio reflected the storage of certain types of cars that were not in high demand.   The ratio rose in 2000, 2001 and 2002 as a result of decreased maintenance activity.   The decline in 2003 reflected an increase in maintenance activity as well as the retirement of unserviceable units.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.   The ratio rose slightly in 2000 as maintenance activities were curtailed in response to a slowing economy.   The elevated ratio through 2001 and 2002 reflected units out of service related to the resumption of maintenance and modification activities.

Microwave System - The NS Rail microwave system, consisting of approximately 7,400 radio route miles, 424 active stations, 14 secondary stations and 5 passive repeater stations, provides communications between most operating locations.   The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

Traffic Control - Of a total of 21,500 road miles operated by NS Rail, excluding trackage rights over foreign lines, 10,978 miles are signalized, including 8,091 miles of centralized traffic control (CTC) and 2,887 miles of automatic block signals.   Of the 8,091 miles of CTC, 2,487 miles are controlled by data radio originating at 183 base radio sites.

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

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $880 million as of Dec. 31, 2003, and $820 million as of Dec. 31, 2002.

Environmental Matters - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal.   To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.   See the discussion of "Environmental Matters" in Note 16 to the Consolidated Financial Statements.

Employees - NS Rail employed an average of 28,363 employees in 2003, compared with an average of 28,587 employees in 2002 (including NS' employees who provide management services to NS Rail).   The approximate average cost per employee during 2003 was $58,000 in wages and $29,000 in employee benefits.

Substantially all of NS Rail's non-management employees are covered by collective bargaining agreements with 14 different labor unions.

GOVERNMENT REGULATION - In addition to environmental, safety, securities and other regulations generally applicable to all businesses, NS Rail is subject to regulation by the STB.   The STB has jurisdiction over some rates, routes, conditions of service and the extension or abandonment of rail lines.   The STB also has jurisdiction over the consolidation, merger or acquisition of control of and by rail common carriers.   The Department of Transportation regulates certain track and mechanical equipment standards.

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail Act of 1980 has continued.   Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well.   About 80% of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2004 to re-subject the rail industry to unwarranted federal economic regulation.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS Rail will oppose efforts to reimpose unwarranted economic regulation.

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

NS Rail's primary rail competitor is the CSX system; both operate throughout much of the same territory.   Other railroads also operate in parts of the territory.   NS Rail also competes with motor carriers, water carriers and shippers who have the additional option of handling their own goods in private carriage.

Certain marketing strategies among railroads and between railroads and motor carriers enable carriers to compete more effectively in specific markets.

Item 3. Legal Proceedings ..

None.

Item 4.   Submission of Matters to a Vote of Security Holders ..

The information called for by Item 4 is omitted in accordance with General Instruction (I)(2)(c).

PART II

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ..

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

In 2003, NS redeemed all publicly held shares of Norfolk Southern Railway's $2.60 Cumulative Preferred Stock, Series A, for a redemption price of $50 per share plus accrued and unpaid dividends, for an aggregate redemption price of $50.2066.

Item 6.   Selected Financial Data.

The information called for by Item 6 is omitted in accordance with General Instruction (I)(2)(a).

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..

The information called for by Item 7 is omitted in accordance with General Instruction (I)(2)(a).   However, pursuant to the same instructions, the registrant provides herein management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SUMMARIZED RESULTS OF OPERATIONS

2003 Compared with 2002

Net income was $487 million in 2003, up $45 million, or 10%, compared with 2002.   Results in 2003 included a $104 million benefit related to the cumulative effect of changes in accounting principles (see Note 1).   Income before accounting changes, which excludes this item, was $383 million, down $59 million, or 13%, compared with 2002, reflecting $107 million of costs related to NS' voluntary separation program (see Note 13).

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $6.3 billion in 2003.   The following table presents a two-year comparison of revenues by market group (prior year amounts have been reclassified to conform to the current market groupings).

Revenues by Market Group

	2003	2002
	($ in millions)

Coal	$1,500	$1,441
General merchandise:
Automotive	936	961
Chemicals	772	769
Metals/construction	699	692
Agriculture/consumer products/
government	688	623
Paper/clay/forest	634	603
General merchandise	3,729	3,648
Intermodal	1,061	1,006
Total	$6,290	$6,095

In 2003, revenues increased 3%, reflecting a 2% rise in general merchandise revenues, a 4% increase in coal revenues and a 5% improvement in intermodal revenues.   All but automotive within the general merchandise market group posted increases over 2002.   As shown in the following table, the revenue improvement was primarily the result of higher traffic volume.   The favorable revenue per unit/mix variance was driven by higher average revenue per unit offset in part by the effects of unfavorable changes in the mix of traffic, particularly an increase in lower-priced intermodal traffic volume.

Revenue Variance Analysis
Increases (Decreases)
2003 vs. 2002
($ in millions)

Volume	$128
Revenue per unit/mix	67
Total	$195

COAL tonnage increased 1% in 2003 and revenues increased 4%.   Revenue per unit increased 4%, reflecting favorable developments in the coal rate reasonableness proceedings before the Surface Transportation Board (STB), as discussed below, as well as increases resulting from more longer-haul business and loading productivity improvements that led to more tons per car.   Coal, coke and iron ore represented 23% of total railway operating revenues in 2003, and 86% of NS Rail's coal shipments originated on lines it operates.

Total Coal, Coke and Iron Ore Tonnage

	2003	2002
	(In millions of tons)

Utility	130	128
Export	12	11
Domestic metallurgical	20	21
Other	10	10
Total	172	170

Utility coal tonnage increased 2% compared to 2002, primarily due to a 6% gain in tonnage moving to the Northeast.   These gains were led by a full year's operation of two projects completed in 2002 that captured traffic from truck and barge.   In the first quarter of 2003, higher natural gas prices and colder temperatures caused coal-fired generating stations to run at near capacity in the Northeast, reducing the high stockpiles that were carried forward from 2002.   However, the mild temperatures through the remainder of the year diminished seasonal demand for coal.   Volumes to utilities in the South decreased 4% due to milder weather and extended power plant outages for the installation of environmental emission-control technology.

In 2002, two of NS Rail's utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L), filed rate reasonableness complaints at the STB alleging that NS Rail's tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding the STB initially found NS Rail's rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004 finding that in certain years some portion of the rates were unreasonable.   The case is currently stayed because both parties have indicated that they intend to file petitions for reconsideration, and the STB has not yet ordered any rate relief.   In the CP&L proceeding the STB found NS Rail's rates to be unreasonable in December 2003, but upheld a significant portion of NS Rail's tariff increase.   Both of the STB's rate decisions remain subject to petitions for rehearing and appeals.   Moreover, the Duke case is currently stayed pending the STB's review of evidence filed after the decision was issued.   Future developments in the two cases could result in additional adjustments and could have a significant impact on results of operations in a particular quarter.   Over the long term, Management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

Export coal tonnage increased 9% in 2003, when compared to 2002.   Export coal through Norfolk, primarily metallurgical coal, increased by 24% in 2003, benefiting from a decline in exports from China.   Strong steel production in China increased demand for metallurgical coal and coke and shifted Chinese exports of these commodities to domestic consumption.   Also, ocean freight rates are at an all time high.   Spot vessel rates from Australia to Europe have more than tripled, while transatlantic rates have increased less dramatically.   The combination of the resulting gap in ocean freight rates and the shorter sailing times has given the United States a competitive advantage in European markets.   Last, the decline in the value of the dollar against the Euro and

Australian dollar also increased demand for United States metallurgical coal abroad.   Coal exported through Baltimore, primarily steam coal, declined 41% due to strong domestic demand for utility coal.

Domestic metallurgical coal, coke and iron ore volumes decreased 5% in 2003, when compared to 2002, due to the temporary closing of a large mine that produced low-volatile coal, the continuing consolidation of the steel industry, and fewer blast furnaces operating than in the past.

Other coal volumes, principally steam coal shipped to manufacturing plants, finished the year down 1%, when compared to 2002.

GENERAL MERCHANDISE traffic volume (carloads) increased 1% in 2003, and revenues increased 2%, principally due to higher average revenues in most business groups and higher agriculture traffic volume.

Automotive traffic volume and revenues decreased 3% in 2003, principally due to reduced vehicle production.

Chemicals traffic volume increased 1% and revenue increased 2% compared to 2002.   Traffic volume benefited from higher shipments of industrial intermediates, petroleum and environmental products, and plastics.   Also contributing to 2003 growth, approximately 2,000 annual carloads of new traffic were diverted from the waterways and highways.   Revenue per unit reflected improved pricing to meet market conditions, as well as favorable changes in mix.

Metals and construction traffic volume decreased 1%, but revenues increased 1% in 2003 compared with 2002.   The decline in volume resulted from reduced metals volume (mostly iron and steel), offset in part by higher construction traffic.   Revenue per unit improved 2%, reflecting favorable pricing and traffic mix changes.

Agriculture, consumer products and government traffic volume increased 7% and revenues increased 8% compared with 2002.   Commodities contributing most to these increases were corn, fertilizer, military, sweeteners and wheat.   Only feed, food products and beverages showed a slight decrease.   Corn shipments increased 4% in 2003 and revenue was up 8%.   Due to the drought of 2002, which caused a depletion of inventories, there was a significant increase in demand for corn to Southeast feed mill customers and poultry producers in eastern Pennsylvania, Maryland, and Delaware, resulting in long haul rail movements from Midwest suppliers to these areas.   Higher fertilizer traffic resulted from the re-opening of a large phosphate fertilizer plant.   Shipments of military vehicles and military equipment increased 36% over 2002 levels due to the war in Iraq.

Paper, clay and forest products traffic increased 1% and revenues increased 5% compared to 2002, principally due to improved domestic demand for paper products.   Paper traffic benefited from increased domestic orders for consumer products packaging and from the advertising sector, as well as new business.   Newsprint shipments continued to remain soft, largely due to a prolonged decline in demand.   Woodchip volume increased significantly as NS Rail-served paper mills experienced shortages and were forced to source wood fiber from more distant suppliers due to wet weather in the Southeast.   NS Rail clay revenue was up compared to 2002 due to a strong increase in revenue per carload and a more positive mix as NS Rail handled more long-haul domestic traffic.   Lumber business was soft in early 2003 despite strong demand due in part to wet weather and several mill closures.   Lumber business was up in the fourth quarter as weather in the Southeast and commodity prices improved.

INTERMODAL volume increased 5% and revenues increased 5% compared to 2002.   Volume growth was driven by improved service performance that enabled the conversion of truck business to rail.   Shipments for asset-based truckload carriers increased 14% as these trucking companies used intermodal to reduce their exposure to driver shortages and the need for larger fleets.   International volume, which represents 45% of intermodal's volume, grew 9%, primarily a result of strong import trade and new business driven by enhanced service.   Volume handled for Triple Crown Services Company (TCS) grew 1% in 2003, hampered by a fleet at full capacity.

Railway Operating Expenses

Railway operating expenses increased 6% in 2003, while carloads increased 3%.   Expenses in 2003 included $107 million of costs related to NS' voluntary separation program (see Note 13) to reduce the size of the work force, which resulted in 2% of the 6% expense increase.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 86.4% in 2003, compared with 84.1% in 2002.   The voluntary separation costs added 1.7 percentage points to the 2003 ratio.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

2003 * vs. 2002
($ in millions)

Compensation and benefits	$96
Materials, services and rents	138
Conrail rents and services	11
Depreciation	(1)
Diesel fuel	38
Casualties and other claims	11
Other	17
Total	$310

* Includes $107 million of costs related to NS' voluntary separation in 2003.

Compensation and benefits represented 30% of total railway operating expenses and increased 6% in 2003.   The increase was principally due to higher wage rates (including the BLE bonus in lieu of wage increases), which increased health and welfare benefits costs and reduced pension income (see Note 13).

The Railroad Retirement and Survivors' Improvement Act, which took effect on Jan. 1, 2002, provides for a phased reduction of the employers' portions of Tier II Railroad Retirement payroll taxes.   The phase-in called for a reduction from 15.6% in 2002 to 14.2% in 2003.   In addition, the supplemental annuity tax was eliminated.   These changes resulted in an estimated $21 million reduction in payroll taxes in 2003.   However, these savings were offset by an increase in the railroad unemployment tax rate, higher payroll taxes on increased wages and a higher wage base.

Materials, services and rents includes items used for the maintenance of the railroad's lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; the management fee charged by NS (see Note 2) and the net cost of equipment rentals.   This category of expenses increased 8% in 2003.

The 2003 increase reflected a higher management fee which was affected by NS' voluntary separation program and higher materials expense that were partially offset by lower equipment rents costs, down $26 million, and reduced purchased services, down $20 million, including lower expenses for intermodal, automotive and bulk transfer services, and professional and legal fees.

Equipment rents, which include the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, decreased 7% in 2003 and 14% in 2002.   The decline in 2003 was principally the result of lower automotive traffic volume in addition to adjustments relating to periodic studies of equipment rents and favorable settlements of recent bills.   In addition, the change in accounting related to certain leased locomotives (see Notes 1 and 6) also reduced equipment rents.

Locomotive repair costs increased in 2003, due to more maintenance activity.

Conrail rents and services increased 2% in 2003, reflecting higher expenses in the Shared Assets Areas.   This item includes amounts due to PRR and CRC for use of their operating properties and equipment and CRC's operation of the Shared Assets Areas.

Depreciation expense was down slightly in 2003.   Substantial levels of capital spending affected the year; however, 2003 benefited from a change in accounting for the cost to remove crossties (see Note 1, "Properties," for NS Rail's depreciation policy).

Diesel fuel expenses increased 11% in 2003, a result of an 11% rise in the average price per gallon and essentially flat consumption.   Expenses in 2003 included a benefit of $59 million from the diesel fuel hedging program (see "Market Risks and Hedging Activities," below and Note 15).

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) increased 6% in 2003, due to adverse personal injury claims development and derailments earlier in the year as well as higher insurance costs.

The largest component of casualties and other claims expense is personal injury costs.   In 2003, cases involving occupational injuries comprised about 40% of the total employee injury cases settled and 31% of the total settlement payments made.   Injuries of this type are often not caused by a specific accident or event, but rather, result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.   NS Rail continues to work actively to eliminate all employee injuries and to reduce the associated costs.

The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.

NS Rail, like many other businesses in the U.S., experienced difficulty obtaining property and casualty insurance on reasonable terms after the September 11 terrorist attacks.   NS Rail has been successful in maintaining a substantial amount of commercial insurance for third-party personal injury, property damage and FELA claims, although both the cost of this insurance and the amount of risk that NS Rail retains through self-insurance have more than doubled since the attacks.   The magnitude of the premium increases that NS Rail experienced in 2002 began to subside in 2003, however.

Other expenses increased 6% in 2003, primarily attributable to higher state franchise and sales and use taxes, the absence of a favorable bad debt settlement that benefited 2002 and higher union employee travel expenses.

Other Income (Expense) - Net

Other income (expense) - net was expense of $220 million in 2003, just about even with 2002 (see Note 3).

Income Taxes

Income tax expense in 2003 was $229 million for an effective rate of 37%, compared with an effective rate of 39% in 2002.   The effective rate in 2003 was below the statutory federal and state rates because of favorable adjustments upon filing the prior year tax returns.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was signed into law.   The law increased from 30% to 50% the additional first-year depreciation allowance for property acquired after May 5, 2003, and before January 1, 2005.   The 30% additional first-year depreciation allowance was an element of earlier tax

legislation.   The acceleration of tax depreciation deductions allowed by these laws reduces current taxes and increases deferred tax levels by significant amounts.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of NS' Board of Directors.

Pensions and Other Postretirement Benefits

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note 13).   These include the expected rate of return from investment of the plans' assets, projected increases in medical costs and the expected retirement age of employees as well as their projected earnings and mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company's historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its related liabilities.

NS Rail's net pension benefit, which is included in "Compensation and benefits" on its Consolidated Income Statement, was $25 million for the year ended Dec. 31, 2003, including $19 million related to the voluntary separation program.   In recording this amount, NS Rail assumed a long-term investment rate of return of 9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been in excess of 10%.   A one percentage point change to this rate of return assumption would result in a $20 million change to the pension credit and, as a result, an equal change in "Compensation and benefits" expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on NS Rail's net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

NS Rail's net cost for other postretirement benefits, which is included in the management fee from NS, was $80 million for the year ended Dec. 31, 2003, which included $22 million related to the voluntary separation program.   In recording this expense and valuing the net liability for other postretirement benefits, which is included in "Other benefits" as disclosed in Note 13, management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 13.   Additionally, as discussed in Note 13, recent changes to Medicare are expected to reduce NS Rail's postretirement benefit costs.

Properties and Depreciation

Most of NS Rail's total assets are comprised of long-lived railway properties (see Note 6).   As disclosed in Note 1, NS Rail's properties are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross-ton miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows or estimated net realizable value.   Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS Rail's depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers.   These studies analyze NS Rail's historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS Rail's recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS Rail's "Depreciation expense" for the year ended Dec.   31, 2003, amounted to $498 million.   NS Rail's weighted-average depreciation rates for 2003 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would result in a $17 million increase (or decrease) to NS Rail's depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS Rail's expense for "Casualties and other claims" amounted to $183 million for the year ended Dec. 31, 2003.   Most of this expense was composed of NS Rail's accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned "Casualties and other claims" on page 15).   NS engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.   The actuarial firm studies NS Rail's historical patterns of reserving for claims and subsequent settlements.   The actuary also takes into account outside influences considered pertinent.   The study uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS Rail has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case exposures as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS Rail would recognize when such a change became known.   The most recent actuarial study was performed as of Sept. 30, 2003, and resulted in a slight decrease to NS Rail's personal injury liability during the fourth quarter.   While the liability recorded is supported by the most recent study, it is reasonably possible that the liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $9 million in 2003, and capital expenditures totaled approximately $9 million in 2003.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $25 million at Dec. 31, 2003, and $29 million at Dec. 31, 2002, (of which $8 million was accounted for as a current liability in each year).   At Dec. 31, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 identified locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

With respect to known environmental sites (whether identified by NS Rail or by the EPA or comparable state authorities), estimates of NS Rail's ultimate potential financial exposure for a given site or in the aggregate for all such sites are necessarily imprecise because of the widely varying costs of currently available cleanup techniques, the likely development of new cleanup technologies, the difficulty of determining in advance the nature and full extent of contamination and each potential participant's share of any estimated loss (and that participant's ability to bear it), and evolving statutory and regulatory standards governing liability.   NS Rail estimates its environmental remediation liability on a site-by-site basis, using assumptions and judgments that management deems appropriate for each site.   As a result, it is not practical to quantitatively describe the effects of changes in these many assumptions and judgments.   NS Rail has consistently applied its methodology of estimating its environmental liabilities.

The risk of incurring environmental liability is inherent in the railroad business.   Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize.   In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and potentially other unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on financial condition, results of operations or liquidity in a particular year or quarter.

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

Norfolk Southern Railway and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.   When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.   While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability, if any, is adequate to cover the future payment of such liability and claims.   However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.   Any adjustments to recorded liabilities will be reflected in expenses in the periods in which such adjustments are known.

Income Taxes

NS Rail's net long-term deferred tax liability totaled $4,372 million at Dec. 31, 2003 (see Note 4).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS Rail has a valuation allowance of less than $1 million on $578 million of deferred tax assets as of Dec. 31, 2003, reflecting the expectation that most of these assets will be realized.   For 2003, the effective tax rate was 37%.   For every one half percent change in the 2003 effective tax rate, net income would have changed by $3 million.

OTHER MATTERS

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

Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,200 NS Rail employees; the United Transportation Union (UTU), which represents about 6,700 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; the Transportation Communications International Union (TCU), which represents about 4,400 NS Rail employees; the American Train Dispatchers Department (ATDD), which represents about 400 NS Rail employees; the Brotherhood of Railroad Signalmen (BRS), which represents about 1,100 NS Rail employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,500 NS Rail employees.   The agreement with the BLE was through 2004; NS Rail recently reached a further contract extension with BLE through 2009.   A tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents about 900 NS Rail employees, failed ratification.

Health and welfare issues have been resolved with BMWE, TCU, BRS, BLE and UTU.   Health and welfare issues with the other organizations have not yet been resolved.

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

Diesel fuel costs represented 7% of NS Rail's operating expenses for 2003.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Dec. 31, 2003, through swap transactions, NS Rail has hedged approximately 63% of expected 2004 diesel fuel requirements.   The effect of the hedges is to yield an average cost of 78 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $38 million as of Dec. 31, 2003.

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At Dec. 31, 2003, NS Rail's debt subject to interest rate fluctuations totaled $536 million (excluding debt due to the PRR subsidiary).   A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2003, the average pay rate under these agreements was 1.6%, and the average receive rate was 7%.   During 2003, the effect of the swaps was to reduce interest expense by $10 million.   A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan.   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

New Accounting Pronouncements

As discussed in Note 1, effective Jan. 1, 2003, NS Rail adopted Financial Accounting Standards Board (FASB) Statement No.   143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) and FASB Interpretation No.   46, "Consolidation of Variable Interest Entities," (FIN No.   46).

Inflation

Accounting principles generally accepted in the United States of America require the use of historical cost in preparing financial statements that disregards the effects of inflation on the replacement cost of property.   NS Rail, a capital-intensive company, has most of its capital invested in such assets.   The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

FORWARD-LOOKING STATEMENTS

This Management's Narrative Analysis of the Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project." Forward-looking statements reflect management's good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..

The information required by this item is included in Part II, Item 7, "Management's Narrative Analysis of the Results of Operations," under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data ..

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors' Report	22

Consolidated Statements of Income
Years ended December 31, 2003, 2002 and 2001	23

Consolidated Balance Sheets
As of December 31, 2003 and 2002	24

Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001	25

Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2003, 2002 and 2001	26

Notes to Consolidated Financial Statements	27

The Index to Consolidated Financial Statement Schedule in Item 15	49

Independent Auditors' Report

The Board of Directors

Norfolk Southern Railway Company:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Railway Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003.   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(A)2.   These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ KPMG LLP

Norfolk, Virginia

January 27, 2004

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

	Years ended December 31,
	2003	2002	2001
	($ in millions)

Railway operating revenues	$6,290	$6,095	$6,009

Railway operating expenses
Compensation and benefits	1,636	1,540	1,528
Materials, services and rents	1,970	1,832	1,838
Conrail rents and services (Note 2)	477	466	465
Depreciation	498	499	497
Diesel fuel	380	342	412
Casualties and other claims	183	172	145
Other	290	273	293

Railway operating expenses	5,434	5,124	5,178

Income from railway operations	856	971	831

Other income (expense) - net (Note 3)	(220)	(221)	(243)
Interest expense on debt (Note 6)	(24)	(30)	(37)

Income before income taxes	612	720	551

Provision for income taxes (Note 4)	229	278	202

Income before accounting changes	383	442	349

Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	104	--	--

Net income	$487	$442	$349

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

	As of Dec. 31,
	2003	2002
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$257	$130
Accounts receivable net of allowance for doubtful accounts of $6 million and $5 million, respectively (Note 2)	121	117
Materials and supplies	91	95
Deferred income taxes (Note 4)	175	174
Other current assets	159	137
Total current assets	803	653

Investments (Notes 5 and 14)	779	703
Properties less accumulated depreciation (Note 6)	11,346	10,837
Other assets	684	660
Total assets	$13,612	$12,853

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (Note 7)	$890	$860
Income and other taxes	168	187
Due to NS - net (Note 2)	781	384
Due to Conrail (Note 2)	81	86
Other current liabilities (Note 7)	112	122
Current maturities of long-term debt (Note 8)	102	94
Total current liabilities	2,134	1,733

Long-term debt (Note 8)	813	763
Other liabilities (Note 10)	1,024	971
Due to Conrail (Note 2)	716	513
Minority interests	9	3
Deferred income taxes (Note 4)	4,372	4,057
Total liabilities	9,068	8,040

Stockholders' equity:
Serial preferred stock (Note 11)	--	55
Common stock (Note 11)	167	167
Additional paid-in capital	721	709
Accumulated other comprehensive income (Note 12)	323	266
Retained income	3,333	3,616
Total stockholders' equity	4,544	4,813

Total liabilities and stockholders' equity	$13,612	$12,853

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	($ in millions)
Cash flows from operating activities
Net income	$487	$442	$349
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	(104)	--	--
Depreciation	499	500	499
Deferred income taxes	166	186	71
Gains and losses on properties and investments	(34)	(22)	(13)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 2)	(4)	35	(6)
Materials and supplies	4	(8)	2
Other current assets	(12)	1	49
Income tax liabilities	19	49	72
Other short-term liabilities	41	17	(131)
Other - net	15	(107)	(155)
Net cash provided by operating activities	1,077	1,093	737

Cash flows from investing activities
Property additions	(705)	(661)	(725)
Property sales and other transactions	65	20	52
Investments, including short-term	(103)	(73)	(89)
Investment sales and other transactions	107	45	58
Net cash used for investing activities	(636)	(669)	(704)

Cash flows from financing activities
Dividends (Note 2)	(3)	(3)	(3)
Advances to NS (Note 2)	(398)	(633)	(213)
Advances and repayments from NS (Note 2)	28	--	5
Redemption of preferred shares (Note 11)	(43)	--	--
Proceeds from borrowings	261	344	480
Debt repayments	(159)	(169)	(135)

Net cash provided by (used for) financing activities	(314)	(461)	134

Net increase (decrease) in cash and cash equivalents	127	(37)	167

Cash and cash equivalents
At beginning of year	130	167	--

At end of year	$257	$130	$167

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$41	$49	$70
Income taxes	$42	$35	$65

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Changes in Stockholders' Equity

				Accum.
				Other
	Serial		Additional	Compre-
	Preferred	Common	Paid-In	hensive	Retained
	Stock	Stock	Capital	Income	Income	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2000	$55	$167	$695	$157	$4,032	$5,106

Comprehensive income
Net income					349	349
Other comprehensive
income (Note 12)				58		58
Total comprehensive
income						407
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock (Note 2)					(700)	(700)
Capital contribution (Note 2)			11			11

Balance Dec. 31, 2001	55	167	706	215	3,678	4,821

Comprehensive income
Net income					442	442
Other comprehensive
income (Note 12)				51		51
Total comprehensive
income						493
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock (Note 2)					(501)	(501)
Capital contribution (Note 2)			3			3

Balance Dec. 31, 2002	55	167	709	266	3,616	4,813

Comprehensive income
Net income					487	487
Other comprehensive
income (Note 12)				57		57
Total comprehensive
income						544
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Redemption of preferred shares	(43)					(43)
Noncash dividends on
Common Stock (Note 2)					(767)	(767)
Capital contribution (Note 2)	(12)		12			--

Balance Dec. 31, 2003	$--	$167	$721	$323	$3,333	$4,544

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

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

NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (24%); intermodal (17%); automotive (15%); chemicals (12%); metals/construction (11%); agriculture/consumer products/government (11%); and paper/clay/forest products (10%).   Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States. Substantially all of NS Rail's employees are covered by collective bargaining agreements with 14 different labor unions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

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

Revenue Recognition

Revenue is recognized proportionally as a shipment moves from origin to destination. Refunds are recorded as a reduction to revenues based on Management's best estimate of projected liability.

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

Required Accounting Changes

NS Rail adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense by about $26 million for 2003 (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses by about $21 million for the year (for the costs to remove retired assets).

NS Rail also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS has consolidated a special-purpose entity that leases certain locomotives to NS (see Note 9).   This entity's assets and liabilities at Jan. 1, 2003, included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.   This change in accounting increased depreciation and interest expense (to reflect the locomotives as owned assets) and lowered lease expense.   The net effect to total railway operating expenses and net income was not material.

Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

2.   RELATED PARTIES

General

Norfolk Southern Corporation (NS) is the parent holding company of NSR. Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer. Effective June 1, 2000, NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $686 million, including a $43 million markup in 2003; $522 million, including a $32 million markup in 2002; and $521 million, including a $35 million markup in 2001). Previously, the costs of functions performed by NS were charged to NS Rail. As a result, costs that were previously included in "Compensation and benefits" and "Other" are reflected in "Materials, services and rents." In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $93 million in 2003, $91 million in 2002 and $90 million in 2001) for use of certain intangible assets owned by NS.

NS Rail owns 21,016,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview - Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the major freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements.   CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary under comparable terms.

Operations of Conrail's Lines - The June 1999 Operating Agreement between NSR and PRR governs substantially all track assets operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms.   Payments under the Operating Agreement are subject to adjustment every six years to reflect changes in values.   NSR also has leased or subleased equipment for varying terms from PRR.   Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR.   NSR receives all freight revenues on the PRR lines.

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

Future minimum lease payments due to PRR under the Operating Agreement and lease agreements and to CRC under the Shared Assets Areas (SAA) agreements are as follows:

	PRR Oper.	PRR Lease	SAA
	Agmt.	Agmt.	Agmts.
	($ in millions)

2004	$238	$104	$32
2005	246	75	33
2006	246	61	34
2007	246	49	34
2008	246	44	34
2009 and subsequent years	4,039	89	551
Total	$5,261	$422	$718

Operating lease expense related to the agreements, which is included in "Conrail rents and services," amounted to $478 million in 2003, $468 million in 2002 and $467 million in 2001.

NS Rail's consolidated balance sheet at Dec. 31, 2003, includes $32 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Dec. 31, 2003, NS Rail had paid $151 million of these costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and totaled $7 million in 2003 and 2002 and $6 million in 2001.

"Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NS Rail of operating properties and equipment and operation of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR.   Previously, these loans were made under a demand note; however, in the first quarter of 2002, the subsidiary of PRR exchanged this demand note for a new note due in 2032.   As a result, borrowings owed to the subsidiary of PRR now comprise the noncurrent balance "Due to Conrail."   The interest rate for these loans is variable and was 1.7% at Dec. 31, 2003.   Upon consummation of the proposed reorganization these loans would be extinguished.   The current balance "Due to Conrail" at Dec. 31, 2003, is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

Conrail Corporate Reorganization

NS, CSX and Conrail are jointly seeking to reorganize Conrail and establish direct ownership and control by NSR and CSXT of PRR and NYC, respectively.   The proposed reorganization would replace the operating agreements described above and allow NSR and CSXT to directly own and operate PRR and NYC, respectively.   The reorganization would not involve the Shared Assets Areas, and would have no effect on the competitive rail service provided in the Shared Assets Areas.   Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the Securities and Exchange Commission.   In addition, NS, CSX and Conrail must obtain the consent of Conrail's debt holders to carry out the transaction and will obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization would qualify as a tax-free distribution.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   (i) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine whether the terms offered to the Conrail debt holders are fair, just and reasonable.   In 2004, NS, CSX and Conrail intend to file registration statements on Form S-4 with the Securities and Exchange Commission to

allow a proposed exchange offer relating to Conrail's unsecured debt (see below).   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   The results of the valuation could impact NS' carrying amount of its investment in Conrail and the recording of the corporation reorganization.

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $321 million.   It is currently contemplated that guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT would be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization in 2004.   Upon consummation of the proposed transaction, the assets and liabilities of PRR will be reflected in their respective line items in NS Rail's Consolidated Balance Sheet, and any amounts owed to PRR would be extinguished.

Noncash Dividends

NSR declared and issued to NS noncash dividends of $767 million in 2003, $501 million in 2002 and $700 million in 2001, which were settled by reduction of NSR's interest-bearing advances due from NS. Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts

	December 31,
	2003	2002
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$68	2%	$68	2%
Advances and notes due to NS	(849)	2%	(452)	2%
Due to NS - net	$(781)		$(384)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   "Interest income" includes interest on amounts due from NS of $10 million in 2003, $12 million in 2002 and $22 million in 2001.

"Other interest expense" includes interest on amounts due to NS of $8 million in 2003, $10 million in 2002 and $15 million in 2001.

Sale of Accounts Receivable

NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable.   NS Rail services and collects the sold receivables; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities.   Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.   NS Rail has no retained interest in the sold receivables.   Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $528 million at Dec. 31, 2003, and $513 million at Dec. 31, 2002, of sold receivables are not included on the balance sheet of NS Rail.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net" (see Note 3).

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $994 million at Dec. 31, 2003, and $938 million at Dec. 31, 2002.

Capital Contributions

In 2003, NS made a noncash capital contribution of the Norfolk Southern Railway preferred shares it held concurrent with their redemption (see Note 11).   In each of 2002 and 2001, NS Rail recognized capital contributions for benefits it received related to tax credits generated by a nonrail subsidiary of NS.

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

3.   OTHER INCOME (EXPENSE) - NET

	2003	2002	2001
	($ in millions)

Rental income	$42	$40	$44
Gains from sales of properties and investments	34	22	13
Corporate-owned life insurance - net	21	--	7
Interest income (Note 2)	14	17	29
Dividends from NS	6	6	5
Discount on sales of accounts receivable (Note 2)	(307)	(258)	(314)
Other interest expense (Note 2)	(19)	(44)	(10)
Taxes on nonoperating property	(3)	(2)	(6)
Other - net	(8)	(2)	(11)
Total	$(220)	$(221)	$(243)

"Other current assets" in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $48 million at Dec. 31, 2003, and $43 million at Dec. 31, 2002.

4.   INCOME TAXES

Provision for Income Taxes

2003		2002	2001
	($ in millions)
Current:
Federal	$56	$86	$113
State	7	6	18
Total current taxes	63	92	131

Deferred:
Federal	130	148	56
State	36	38	15
Total deferred taxes	166	186	71

Provision for income taxes	$229	$278	$202

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$215	35	$252	35	$193	35
State income taxes, net of federal
tax benefit	28	4	28	4	21	4
Corporate-owned life insurance	(8)	(1)	(1)	--	(3)	--
Other - net	(6)	(1)	(1)	--	(9)	(2)
Provision for income taxes	$229	37	$278	39	$202	37

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2003	2002
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$193	$177
Employee benefits	--	6
Retiree health and death benefit obligations	155	136
Taxes, including state and property	230	218
Deferred tax assets	578	537

Deferred tax liabilities:
Property	(3,527)	(3,293)
Unrealized holding gains	(172)	(147)
Employee benefits	(28)	--
Other	(54)	(42)
Deferred tax liabilities	(3,781)	(3,482)

Intercompany federal tax payable - net	(994)	(938)

Net deferred tax liability	(4,197)	(3,883)
Net current deferred tax assets	175	174

Net long-term deferred tax liability	$(4,372)	$(4,057)

Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that future taxable income will support the realization of the other deferred tax assets.

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1999.   The consolidated federal income tax returns for 2000 and 2001 are being audited by the IRS.   Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

5.   INVESTMENTS

	December 31,
	2003	2002
	($ in millions)
Marketable equity securities at fair value (Note 14)	$498	$425
Corporate-owned life insurance at net cash surrender value	226	242
Other	55	36
Total	$779	$703

6.   PROPERTIES

	December 31,		Depreciation
	2003	2002	Rate for 2003
	($ in millions)
Railway property:
Road	$11,169	$10,789	2.7%
Equipment	5,594	5,395	4.3%
Other property	94	94	2.2%
	16,857	16,278
Less accumulated depreciation	(5,511)	(5,441)
Net properties	$11,346	$10,837

Railway property includes $477 million at Dec. 31, 2003, and $480 million at Dec. 31, 2002, of assets recorded pursuant to capital leases.

Capitalized Interest

Total interest cost incurred on debt in 2003, 2002 and 2001 was $36 million, $41 million and $54 million, respectively, of which $12 million, $11 million and $17 million was capitalized.

7.   CURRENT LIABILITIES

	December 31,
	2003	2002
	($ in millions)
Accounts payable:
Accounts and wages payable	$434	$399
Casualty and other claims	217	206
Vacation liability	113	117
Equipment rents payable - net	103	116
Other	23	22
Total	$890	$860

Other current liabilities:
Retiree health and death benefit obligations (Note 13)	$38	$31
Liabilities for forwarded traffic	37	34
Accrued Conrail-related costs (Note 2)	21	32
Interest payable	10	18
Other	6	7
Total	$112	$122

8.   DEBT

Long-Term Debt

	December 31,
	2003	2002
	($ in millions)
Equipment obligations at an average rate of 3.7%, maturing to 2014	$606	$514
Capitalized leases at an average rate of 1.7%, maturing to 2023	274	306
Other debt at an average rate of 1.2%, maturing to 2015	35	37
Total long-term debt	915	857
Current maturities	(102)	(94)
Long-term debt less current maturities	$813	$763

Long-term debt maturities subsequent to 2004 are as follows:
2005	$100
2006	94
2007	121
2008	272
2009 and subsequent years	226
Total	$813

The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in "Other assets" on the balance sheet and totaled $96 million at Dec. 31, 2003, and $86 million at Dec. 31, 2002.

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

	Operating	Capital
	Leases	Leases
	($ in millions)
2004	$111	$47
2005	94	48
2006	70	43
2007	60	41
2008	47	14
2009 and subsequent years	452	113
Total	$834	$306
Less imputed interest on capital leases at an average rate of 7%		(32)
Present value of minimum lease payments included in debt		$274

Operating Lease Expense

	2003	2002	2001
	($ in millions)
Minimum rents	$130	$140	$148
Contingent rents	63	60	55
Total	$193	$200	$203

During 2000, NS Rail entered into an operating lease for 140 locomotives, which is renewable annually at NS Rail's option, has a maximum term of eight years and includes purchase options. The lessor is a special-purpose entity whose activities are limited to those incident to this particular transaction.   As discussed in Note 1 under the heading "Required Accounting Changes," NS Rail has consolidated this entity for reporting purposes as of Jan. 1, 2003.   For the periods prior to consolidation, the table above includes operating lease expense related to this lease of $13 million in 2002 and $18 million in 2001.   If NS Rail does not renew the lease during the eight-year period or does not purchase the locomotives at the end of the maximum lease term, it is liable for any shortfall in the then fair value of the locomotives and a specified residual value.   NS Rail does not expect to be required to make any payments under this provision.   As of Dec. 31, 2003, the maximum liability under this provision, assuming NS Rail chose not to renew the lease in 2004 and the then fair value of the locomotives was zero, would be $106 million.

10.   OTHER LIABILITIES

	December 31,
	2003	2002
	($ in millions)
Retiree health and death benefit obligations (Note 13)	$316	$282
Casualty and other claims	270	253
Net pension obligations (Note 13)	89	82
Accrued Conrail-related costs (Note 2)	11	26
Other	338	328
Total	$1,024	$971

11.   STOCK

There are 10,000,000 shares of no par value serial preferred stock authorized.   This stock may be issued in series from time to time at the discretion of the Board of Directors with any series having such voting and other powers, designations, dividends and other preferences as deemed appropriate at the time of issuance.

In 2003, Norfolk Southern Railway redeemed all publicly held shares of its $2.60 Cumulative Preferred Stock, Series A for a redemption price of $50 per share plus accrued and unpaid dividends, for an aggregate redemption price of $50.2066.

There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 2003 and 2002.

12.   ACCUMULATED OTHER COMPREHENSIVE INCOME

"Accumulated other comprehensive income" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

	Balance at	Net	Reclassi-	Balance
	Beginning	Gain	fication	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)
December 31, 2003
Unrealized gains on securities	$257	$49	$--	$306
Cash flow hedges	18	46	(36)	28
Minimum pension liability	(9)	(2)	--	(11)
Accumulated other comprehensive income	$266	$93	$(36)	$323

December 31, 2002
Unrealized gains on securities	$235	$22	$--	$257
Cash flow hedges	(11)	35	(6)	18
Minimum pension liability	(9)	--	--	(9)
Accumulated other comprehensive income	$215	$57	$(6)	$266

"Other comprehensive income (loss)" reported in the Consolidated Statements of Changes in Stockholders' Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2003
Net gain (loss) arising during the year:
Cash flow hedges	$75	$(29)	$46
Reclassification adjustments for gains
included in net income	(59)	23	(36)
Subtotal	16	(6)	10
Unrealized gains (losses) on securities	74	(25)	49
Minimum pension liability	(3)	1	(2)
Other comprehensive income (loss)	$87	$(30)	$57

Year ended Dec. 31, 2002
Net gain (loss) arising during the year:
Cash flow hedges	$58	$(23)	$35
Reclassification adjustments for gains
Included in net income	(10)	4	(6)
Subtotal	48	(19)	29
Unrealized gains (losses) on securities	35	(13)	22
Other comprehensive income (loss)	$83	$(32)	$51

Year ended Dec. 31, 2001
Net gain (loss) arising during the year:
Unrealized gains (losses) on securities	$(159)	$57	$(102)
Other comprehensive income (loss)	$(159)	$57	$(102)

13.   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.   The following relates to the combined NS plans.

Pension Plan Asset Management

Eleven investment firms manage Norfolk Southern's defined benefit pension plan's assets under investment guidelines approved by the Board of Directors.   Investments are restricted to domestic fixed income securities, a limited amount of international fixed income securities, domestic and international equity investments and unleveraged exchange-traded options and financial futures.   Limitations restrict investment concentration and use of certain derivatives instruments.   Fixed income investments must have an average rating of "AA" or better and all fixed income securities must be rated "A" or better except bond index funds.   Equity investments must be in liquid securities listed on national exchanges.   No investment is permitted in the securities of Norfolk Southern Corporation or its subsidiaries (except through commingled pension trust funds).   Investment managers' returns are expected to exceed selected market indices by prescribed margins.

The target asset allocation range for equity is between 65% and 75% of the fund's assets, with approximately 10% of the fund's assets allocated to international equity investments.   The asset allocation on Dec. 31, 2003, was 25% in fixed income investments and 75% in equity investments, including 9% in international equities.   This compared to 33%, 67% and 9%, respectively, on Dec. 31, 2002.

The plan's assumed future returns are based principally on the asset allocation and on the historic returns for the plan's asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.   As of Dec. 31, 2003, the plan had assets of $1.72 billion and a current pension obligation of $1.49 billion.

Voluntary Separation Program

NS Rail's expense in 2003 includes $107 million of costs related to NS' voluntary separation program undertaken in the fourth quarter.   Through the program, 553 nonagreement employees were separated from service, of which 314 retired under Norfolk Southern's retirement plan.   The costs include $66 million for separation payments and other benefits of the program and $41 million of costs related to the pension and other benefit plans.

Medicare Changes

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003.   The Act introduces a new prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   Norfolk Southern believes that its medical plan's prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based on a review of the plan's prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006.   Norfolk Southern has elected to take into account these legislative changes in the measurement of its postretirement benefit obligations in accordance with Financial Accounting Standards Board Staff Position No. 106-1.   This resulted in a $45 million decrease in the end-of-year benefit obligation with a corresponding decline in the unrecognized actuarial loss for 2003.   There was no effect on the net benefit cost in 2003; however, the effects of the Act will be reflected in the net benefit cost in 2004 and subsequent years.   Specific authoritative guidance on the accounting for the Act's subsidy is pending, and that guidance, when issued, could require Norfolk Southern to change information previously reported herein.

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Benefits
	2003	2002	2003	2002
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,370	$1,324	$592	$479
Service cost	20	17	18	13
Interest cost	89	91	40	33
Amendment	--	--	(51)	--
Legislative changes	--	--	(45)	--
Curtailment loss	17	--	10	--
Special termination benefits	--	--	17	--
Actuarial (gains) losses	105	54	65	98
Benefits paid	(113)	(116)	(38)	(31)
Benefit obligation at end of year	1,488	1,370	608	592

Change in plan assets
Fair value of plan assets at beginning of year	1,469	1,798	106	118
Actual return on plan assets	358	(201)	24	(12)
Employer contribution	6	6	38	31
401(h) account transfer	--	(18)	--	--
Benefits paid	(113)	(116)	(38)	(31)
Fair value of plan assets at end of year	1,720	1,469	130	106

Funded status	232	99	(478)	(486)

Unrecognized (gain) loss	208	305	163	169
Unrecognized prior service cost	21	26	(44)	--
Net amount recognized	$461	$430	$(359)	$(317)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$532	$497	$--	$--
Accrued benefit liability	(89)	(82)	(359)	(317)
Accumulated other comprehensive income	18	15	--	--
Net amount recognized	$461	$430	$(359)	$(317)

Of the pension plans included above, the unfunded pension plans were the only plans with an accumulated benefit obligation in excess of plan assets.   These plans' accumulated benefit obligations were $89 million at Dec. 31, 2003, and $82 million at Dec. 31, 2002.   These plans' projected benefit obligations were $103 million at Dec. 31, 2003, and $94 million at Dec. 31, 2002.   Because of the nature of such plans, there are no plan assets.

Section 401(h) account transfers to NS, from pension assets, were zero in 2003 and $18 million in 2002 as reimbursement for medical payments for retirees.

During 2003, NS amended its retiree medical plan to require participants retiring after Dec. 31, 2003 to share in any increased medical costs.   Contributions will be determined annually and will increase at a rate similar to that of active nonagreement employees.   The amendment decreased the retiree medical benefit obligation by $51 million.

Pension and Other Postretirement Benefit Costs Components

	2003	2002	2001
	($ in millions)
Pension benefits
Service cost	$20	$17	$15
Interest cost	89	91	94
Curtailment loss	17	--	--
Expected return on plan assets	(158)	(179)	(202)
Amortization of prior service cost	5	4	4
Amortization of initial net asset	--	--	(3)
Recognized net actuarial gains (losses)	2	(13)	(24)
Net benefit	$(25)	$(80)	$(116)

Other postretirement benefits
Service cost	$18	$13	$14
Interest cost	40	33	33
Curtailment loss	10	--	--
Special termination benefits	17	--	--
Expected return on plan assets	(12)	(13)	(13)
Amortization of prior service cost	(7)	--	--
Amortization of unrecognized losses	14	--	--
Net cost	$80	$33	$34

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2003	2002	2001
Funded status:
Discount rate	6.25%	6.75%	7.25%
Future salary increases	4.5%	4.5%	5%
Pension cost:
Discount rate	6.75%	7.25%	7.50%
Return on assets in plans	9%	9%	10%
Future salary increases	4.5%	5%	5%

Health Care Cost Trend Assumptions

For measurement purposes, increases in the per capita cost of covered health care benefits were assumed to be 9% for 2004 and 8% for 2005.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One Percentage Point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$8	$(7)
Postretirement benefit obligation	$65	$(47)

Contributions for Pension and Other Postretirement Benefits

NS expects to contribute approximately $7 million to its pension plans and $42 million to its other postretirement benefit plans in 2004.

Other Postretirement Coverage

Under collective bargaining agreements, NS Rail and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $18 million in 2003, $11 million in 2002 and $10 million in 2001.

401(k) Plans

NS Rail and certain subsidiaries participate in 401(k) savings plans sponsored by NS for its and NS Rail's employees.   Under the plans, NS Rail matches a portion of employee contributions, subject to applicable limitations.   Since 1999, NS has contributed newly issued shares of Common Stock on behalf of NS Rail for its matching contributions.   NS Rail's expenses under these plans were $12 million in 2003, $12 million in 2002 and $11 million in 2001.

14.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of "Cash and cash equivalents," "Accounts receivable" and "Accounts payable" approximate carrying values because of the short maturity of these financial instruments. The fair value of corporate-owned life insurance approximates carrying value. The carrying amounts and estimated fair values for the remaining financial instruments, excluding investments accounted for under the equity method in accordance with APB No. 18, consisted of the following at Dec. 31:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$543	$552	$470	$479
Long-term debt	(915)	(931)	(857)	(883)

Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $478 million on Dec. 31, 2003, and $404 million on Dec. 31, 2002.   Sales of "available-for-sale securities" were immaterial for years ended Dec. 31, 2003 and 2002.

15.   DERIVATIVE FINANCIAL INSTRUMENTS

On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138).   The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.   Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

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

Following is a summary of NS Rail's diesel fuel swaps:

		2003	2002
Number of swaps entered into during the year		286	288
Approximate number of gallons hedged (millions)		374	393
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.76	$0.66

	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of Dec. 31, 2003	63%	22%	--

Hedges are placed each month by competitive bid among selected counterparties.   The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for each month within any 36-month period.   Diesel fuel costs represented 7%, 7% and 8% of NS Rail's operating expenses for the years ended Dec. 31, 2003, 2002 and 2001, respectively.

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

NS Rail's fuel hedging activity resulted in a net decrease in 2003 diesel fuel expenses of $59 million, a net decrease in 2002 diesel fuel expense of $10 million and a net increase in 2001 diesel fuel expense of $8 million.   Ineffectiveness related to the use of diesel fuel hedges in 2003, 2002 and 2001 was less than $1 million for each year.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $186 million, or 33.9%, and $220 million, or 35.4%, of its fixed rate debt portfolio hedged at Dec. 31, 2003, and Dec. 31, 2002, respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have

been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at Dec. 31, 2003 and 2002, were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included $40 million (pretax) at Dec. 31, 2003, and $29 million (pretax) at Dec. 31, 2002, both relating to an increase in the fair value of derivative fuel hedging transactions that will terminate within 12 months.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	December 31,
	2003	2002
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$16	$24
Gross fair market (liability) position	--	--
Fuel hedges:
Gross fair market asset position	45	29
Gross fair market (liability) position	--	--
Total net asset (liability) position	$61	$53

16.   COMMITMENTS AND CONTINGENCIES

Lawsuits

NS Rail and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.   When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to expenses.   While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion the recorded liability is adequate to cover the future payment of such liability.   However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in accrual adjustments that could be significant to results of operations in a particular year or quarter.   Any adjustments to the recorded liability will be reflected in expenses in the periods in which such adjustments are known.

Casualty Claims

NS Rail is generally self-insured for casualty claims.   Claims in excess of self-insurance levels are insured up to excess coverage limits.   The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability will be reflected in operating expenses in the periods in which such adjustments are known.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $25 million at Dec. 31, 2003, and $29 million at Dec. 31, 2002, (of which $8 million was accounted for as a current liability in each year).   At Dec. 31, 2003, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 113 identified locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

The risk of incurring environmental liability is inherent in the railroad business.   Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize.   In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmentally related liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and other potentially unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on NS Rail's financial condition, results of operations or liquidity in a particular year or quarter.

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

Purchase Commitments

NS Rail had outstanding purchase commitments of approximately $166 million in connection with its 2004 capital program.

Change-In-Control Arrangements

NS has compensation agreements with officers and certain key employees that become operative only upon a change in control of NS, as defined in those agreements.   The agreements provide generally for payments based on

compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, NSR and its subsidiaries have agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.   Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.   Similar provisions exist in NSR's accounts receivable sales program.   The nature and timing of changes in laws or regulations applicable to NS Rail's financings are inherently unpredictable, and therefore NSR's exposure in connection with the foregoing indemnifications cannot be quantified.   No liability has been recorded related to these indemnifications.   In the case of one type of equipment financing, NSR's Japanese leveraged leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.   Such a termination would require NSR to make early termination payments that would not be expected to have a material adverse effect on NS Rail's financial condition, results of operations or liquidity.

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

NSR has outstanding warranty liabilities primarily related to work performed at its locomotive facilities.   NSR has recorded a reserve of $1 million as of Dec. 31, 2003, and less than $2 million as of Dec. 31, 2002, for these warranties.

As of Dec. 31, 2003, NSR and subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which it has an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Six other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

NSR is liable for any shortfall in the then fair market value of certain leased locomotives and a specified residual value for the locomotives if the leases are not renewed, as discussed in Note 9.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Quarterly Financial Data

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2003
Railway operating revenues	$1,519	$1,589	$1,553	$1,629
Income from railway operations	189	246	267	154 **
Income before accounting changes	80	108	127	68 **
Net income	184 *	108	127	68 **
Dividends per serial preferred share	$0.65	$0.65	$0.65	$0.65

2002
Railway operating revenues	$1,457	$1,547	$1,556	$1,535
Income from railway operations	200	277	259	235
Net income	85	126	124	107
Dividends per serial preferred share	$0.65	$0.65	$0.65	$0.65

            *    Includes a $100 million increase related to required accounting changes (see Note 1).

            ** Includes $107 million (pre-tax) of costs related to NS' voluntary separation program (see Note 13).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..

None.

Item 9A.   Controls and Procedures.

(a)        Evaluation of Disclosure Controls and Procedures.

NSR's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003.   Based on such evaluation, such officers have concluded that, as of December 31, 2003, NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b)        Changes in Internal Controls.

During the fourth quarter of 2003, management has not identified any changes in NS Rail's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS Rail's internal controls over financial reporting.

PART III

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item 10.   Directors and Executive Officers of the Registrant.

Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

                Stockholder Matters.

Item 13.   Certain Relationships and Related Transactions.

The information called for by Items 10, 11, 12 and 13 is omitted in accordance with General Instruction (I)(2)(c).

Item 14.   Principal Accountant Fees and Services.

The Board of Directors appointed the firm of KPMG LLP, independent public accountants, ("KPMG") to audit the books, records and accounts of NS Rail for the fiscal year ending Dec. 31, 2003.   The firm also provides services to NS.

The Audit Committee of the Norfolk Southern Corporation Board of Directors ("NS Audit Committee") approves in advance all services rendered by KPMG to NS Rail and approves all fees paid to KPMG.   The NS Audit Committee requires that management obtain the prior approval of the Committee for all audit and permissible non-audit services to be provided by KPMG.   The Committee considers and approves at each January meeting anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees.   The Committee considers and pre-approves additional audit and permissible non-audit services and fees as needed at each meeting.   The Committee has delegated authority to the Chair of the NS Audit Committee to pre-approve audit and permissible non-audit services between meetings of the Committee, provided that the Chair reports any such pre-approval to the Committee at its next meeting.   The NS Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of KPMG.   All services rendered by KPMG to NS Rail in 2003 were pre-approved by the NS Audit Committee in accordance with these procedures.

For the fiscal years ended Dec. 31, 2003, and Dec. 31, 2002, KPMG was paid the following fees for services provided to NS and NS Rail:

	2003	2002

Audit Fees[1]	$1,446,000	$1,299,525
Audit-Related Fees[2]	$228,900	$381,511
Tax Fees[3]	$289,190	$648,459
All Other Fees[4]	$36,526	$1,524,185

1 Audit Fees include fees for professional services performed by KPMG for the audit of the annual financial statements for NS and its subsidiaries, including NS Rail, the audit of Conrail, the review of financial statements included in the 10-Q filings for NS and NS Rail and services that are normally provided in connection with statutory and regulatory filings or engagements.

2 For 2002 and 2003, Audit-Related Fees principally include fees for examination of internal controls over financial reporting, employee benefit plan audits, audits of unconsolidated subsidiaries and affiliates, and agreed upon procedures related to the receivables securitization program and other matters.

3 For 2002 and 2003, Tax Fees consist principally of general tax advice pertaining to customary business matters and assistance with IRS interest claims and state tax planning.

4 For 2002 and 2003, All Other Fees consist principally of information security and technology services, including project reviews, assistance with enterprise intrusion detection, training and security classification of corporate data, and executive tax services.

PART IV

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Item l5.   Exhibits, Financial Statement Schedule and Reports on Form 8-K ..

(A)	The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements	Page

	Independent Auditors' Report	22
	Consolidated Statements of Income - Years ended Dec. 31, 2003, 2002 and 2001	23
	Consolidated Balance Sheets - As of Dec. 31, 2003 and 2002	24
	Consolidated Statements of Cash Flows - Years ended Dec. 31, 2003, 2002 and 2001	25
	Consolidated Statements of Changes in Stockholders' Equity - Years ended Dec. 31, 2003, 2002 and 2001	26
	Notes to Consolidated Financial Statements	27

2.	Financial Statement Schedule:

The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

	Index to Consolidated Financial Statement Schedule	Page

	Schedule II - Valuation and Qualifying Accounts	53

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

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Corporation, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern Railway Company's Form 10-K, filed on February 24, 2003.

49

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

(e)

Amendment No. 1, dated as of September 29, 2001, to Operating Agreement, dated as of June 1, 1999, by and between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is incorporated by reference from Exhibit 10(e) to Norfolk Southern Railway Company's Form 10-K filed on February 22, 2002.

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

(j)

Amendment No. 2, dated as January 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern Railway Company's Form 10-K filed on February 22, 2002.

50

(k)

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10(k) to Norfolk Southern Railway Company's Form 10-K, filed on February 24, 2003.

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

	31.	Rule 13a-14(a)/15d-14(a) Certifications.

	32.	Section 1350 Certifications.

(B)		Reports on Form 8-K.

A report on Form 8-K was filed November 24, 2003, advising that the Registrant would redeem all publicly held shares of its $2.60 Cumulative Preferred Stock, Series A on December 29, 2003, and attaching as an exhibit the related press release.

(C)		Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15(A)(3) are filed herewith or incorporated herein by reference.

(D)		Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15(A)(2) or are otherwise not required or are not applicable.

POWER OF ATTORNEY

Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf and James A. Hixon, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf and James A. Hixon, or either of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February, 2004.

NORFOLK SOUTHERN RAILWAY COMPANY

By:   /s/ David R. Goode

(David R. Goode, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 12th day of February, 2004, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

Signature	Title

/s/ David R. Goode	President and Chief Executive Officer and
(David R. Goode)	and Director (Principal Executive Officer)

/s/ Henry C. Wolf	Vice President and Chief Financial Officer
(Henry C. Wolf)	and Director (Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
(Marta R. Stewart)	(Principal Accounting Officer)

/s/ L. I. Prillaman	Director
(L. I. Prillaman)

/s/ Stephen C. Tobias	Director
(Stephen C. Tobias)

Schedule II
Norfolk Southern Railway Company and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2002 and 2003
(In millions of dollars)

	Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year ended December 31, 2001
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	$262	$109	$20 (1)	$127 (2)	$264
Current portion of casualty and other claims included in accounts payable	$222	$22	$142 (1)	$195 (3)	$191

Year ended December 31, 2002
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	$264	$119	$9 (1)	$139 (2)	$253
Current portion of casualty and other claims included in accounts payable	$191	$32	$124 (1)	$141 (3)	$206

Year ended December 31, 2003
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	$253	$134	$6 (1)	$123(2)	$270
Current portion of casualty and other claims included in accounts payable	$206	$34	$125 (1)	$148(3)	$217

(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(2) Payments and reclassifications to/from accounts payable.
(3) Payments and reclassifications to/from other liabilities.

EXHIBIT INDEX

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES (NS RAIL)

Electronic Submission Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

The 2003 Form 10-K is posted on the website www.nscorp.com under the heading "SEC documents" or you may request copies by writing to:

Office of Corporate Secretary

Norfolk Southern Railway Company

Three Commercial Place

Norfolk, Virginia 23510-9219