Form 10-Q
period 2004-03-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2004-04-28
CIK 92275

-----------------------------UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004

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
Norfolk , Virginia
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
practicable date:

Class

Outstanding as of March 31, 2004

Common Stock (par value $1.00)		16,668,997
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three Months Ended March 31, 2004 and 2003

		Consolidated Balance Sheets	4
		March 31, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Three Months Ended March 31, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Independent Accountants' Review Report	13

	Item 2.	Management's Discussion and Analysis of	14
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	18
		About Market Risks

	Item 4.	Controls and Procedures	18

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	19

Signatures			19

Exhibit Index			19

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)

Railway operating revenues
Coal	$398	$354
General merchandise	967	918
Intermodal	280	247

Total railway operating revenues	1,645	1,519

Railway operating expenses
Compensation and benefits	420	400
Materials, services and rents	454	459
Conrail rents and services (Note 1)	116	119
Depreciation	126	123
Diesel fuel	107	104
Casualties and other claims	40	51
Other	80	74

Total railway operating expenses	1,343	1,330

Income from railway operations	302	189

Other income (expense) - net	(65)	(51)
Interest expense on debt	(5)	(7)

Income before income taxes and accounting changes	232	131

Provision for income taxes	89	51

Income before accounting changes	143	80

Cumulative effect of changes in accounting principles, net of taxes (Note 4)	--	104

Net income	$143	$184

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

(Unaudited)

	March 31,	Dec. 31,
	2004	2003
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$82	$257
Accounts receivable, net (Note 1)	121	121
Materials and supplies	96	91
Deferred income taxes	182	175
Other current assets	151	159
Total current assets	632	803

Investments	769	779
Properties less accumulated depreciation	11,397	11,346
Other assets	706	684
Total assets	$13,504	$13,612

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$827	$890
Income and other taxes	212	168
Due to NS - net (Note 1)	765	781
Due to Conrail (Note 1)	89	81
Other current liabilities	119	112
Current maturities of long-term debt	102	102
Total current liabilities	2,114	2,134

Long-term debt	783	813
Other liabilities	1,035	1,033
Due to Conrail (Note 1)	785	716
Deferred income taxes	4,406	4,372
Total liabilities	9,123	9,068

Stockholder's equity:
Common stock	167	167
Additional paid-in capital	721	721
Accumulated other comprehensive income (Note 5)	308	323
Retained income	3,185	3,333
Total stockholder's equity	4,381	4,544

Total liabilities and stockholder's equity	$13,504	$13,612

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)
Cash flows from operating activities
Net income	$143	$184
Reconciliation of net income to net cash provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(104)
Depreciation	126	124
Deferred income taxes	31	24
Gains and losses on properties and investments	--	(2)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 1)	--	(2)
Materials and supplies	(5)	(3)
Other current assets	19	22
Income tax liabilities	56	12
Other short-term liabilities	(57)	(25)
Other - net	(18)	(26)
Net cash provided by operating activities	295	204

Cash flows from investing activities
Property additions	(171)	(104)
Property sales and other transactions	(6)	(3)
Investments, including short-term	(21)	(20)
Investment sales and other transactions	1	--
Net cash used for investing activities	(197)	(127)

Cash flows from financing activities
Dividends	--	(1)
Advances to NS	(315)	(192)
Advances and repayments from NS	6	1
Proceeds from borrowings	88	87
Debt repayments	(52)	(39)
Net cash used for financing activities	(273)	(144)

Net decrease in cash and cash equivalents	(175)	(67)

Cash and cash equivalents
At beginning of year	257	130

At end of period	$82	$63

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$8	$9
Income taxes	$--	$14

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Norfolk Southern Railway Company and Subsidiaries' (NS Rail) financial position as of March 31, 2004, and its results of operations and its cash flows for the three months ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in NS Rail's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Related Parties

General

Norfolk Southern Corporation (NS) is the parent holding company of Norfolk Southern Railway Company (NSR, collectively with its subsidiaries, NS Rail).   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $127 million and included an $8 million mark-up in the first quarter of 2004 and totaled $134 million and included an $8 million mark-up in the first quarter of 2003).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $24 million in the first quarter of 2004 and $21 million in the first quarter of 2003.

NS Rail owns 21,016,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview -- Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), a principal freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

NSR operates as a part of its rail system the routes and assets of Pennsylvania Lines LLC (PRR), a wholly owned subsidiary of CRC, pursuant to operating and lease agreements. CSX Transportation, Inc. (CSXT) operates the routes and assets of another CRC subsidiary (NYC) under comparable terms.

Operation of Conrail's Lines -- The June 1999 Operating Agreement between NSR and PRR governs substantially all track assets operated by NSR and has an initial 25-year term, renewable at the option of NSR for two five-year terms. Payments under the Opera-ting Agreement are subject to adjustment every six years to reflect changes in values. NSR also has leased or subleased equipment for varying terms from PRR. Costs necessary to operate and maintain the PRR assets, including leasehold improvements, are borne by NSR. NSR receives all freight revenues on the PRR lines.

NSR and CSXT also have entered into agreements with CRC governing other properties that continue to be owned and operated by CRC (the Shared Assets Areas). NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas. In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.

NS Rail's Consolidated Balance Sheet at March 31, 2004 , includes $27 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through March 31, 2004 , NS Rail has paid $156 million of these costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operation of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under the note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.6% at March 31, 2004 ..   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

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

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the Securities Exchange Commission.   In addition, NS, CSX and Conrail must obtain the consent of Conrail's debt holders to carry out the transaction and obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization as contemplated would qualify as a tax-free distribution.   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   (i) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine whether the terms offered to the Conrail debt holders are fair, just and reasonable.   NSR and CSXT have filed registration statements on Form S-4 with the SEC to allow a proposed exchange offer relating to Conrail's unsecured debt (see below).

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $321 million.   Guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT will be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities will have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities will have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization in 2004.   NS Rail expects to record the proposed transaction at fair value as a contribution to its capital from NS.   As a result, the assets and liabilities of PRR will be reflected in their respective line items in NS Rail's Consolidated Balance Sheet, and any amounts due to PRR would be extinguished.   On the Consolidated Income Statement, Conrail Rents and Services will be reduced to reflect only the expenses associated with the

Shared Assets Areas, and other expenses, primarily the depreciation related to the PRR assets, will be reflected in their respective line items.

Sale of Accounts Receivable

NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable.   NS Rail services and collects the sold receivables; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities.   Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.   NS Rail has no retained interest in the sold receivables.   Under the terms of the new sale agreement, the receivables are treated as sold and, accordingly, $597 million at March 31, 2004 , and $528 million at Dec. 31, 2003 , of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Noncash Dividend

NSR declared and issued to NS a noncash dividend of $291 million in the first quarter of 2004, which was settled by reduction of NSR's interest-bearing advances due from NS.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts

	March 31, 2004		Dec. 31, 2003
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$68	2%	$68	2%

Advances and notes due to NS	(833)	2%	(849)	2%

Due to NS - net	$(765)		$(781)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the three months ended March 31 include interest income of $2 million in 2004 and in 2003 and interest expense of $2 million in 2004 and in 2003 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $997 million at March 31, 2004 , and $994 million at Dec. 31, 2003 ..

2.   Derivative Financial Instruments

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

Diesel Fuel Hedging

NS Rail has a program to hedge a significant portion of its diesel fuel consumption. The intent is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability. In order to minimize this risk, NS Rail has a continuous hedging strategy using a series of swaps in order to lock in the purchase prices of some of its diesel fuel. Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS Rail's diesel fuel swaps:

			First Quarter
		2004	2003
Number of swaps entered into during the first quarter		72	72
Approximate number of gallons hedged (millions)		92	94
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.83	$0.74
	Remainder of
	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of March 31, 2004	67%	31%	2%

Hedges are placed each month by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36‑month period. Diesel fuel costs represented 8% of NS Rail's operating expenses for each of the first quarters of 2004 and 2003.

NS Rail's fuel hedging activity resulted in net decreases in diesel fuel expense of $23 million for first quarter 2004 and $26 million for first quarter 2003.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $3 million for the first quarter of 2004 and $1 million for the first quarter of 2003.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $177 million, or 33%, and $186 million, or 34%, of its fixed rate debt portfolio hedged at March 31, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at March 31, 2004 and Dec. 31, 2003 , were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholder's equity," included unrealized gains of $50 million and $40 million (pretax) at March 31, 2004, and Dec. 31, 2003, respectively, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	March 31,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$16	$16
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	59	45
Gross fair market (liability) position	(1)	--

Total net asset position	$74	$61

3.   Pensions and Other Postretirement Benefits

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

Pension and Other Postretirement Benefit Cost Components

	Three months ended March 31,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits

Service cost	$4	$5	$4	$3
Interest cost	22	22	11	8
Expected return on plan assets	(37)	(40)	(4)	(3)
Amortization of prior service cost (benefit)	1	1	(3)	(1)
Recognized net actuarial gains (losses)	1	1	--	--
Amortization of unrecognized net (gain) loss	--	--	4	4
Net (benefit) cost	$(9)	$(11)	$12	$11

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute $7 million to its unfunded pension plans and $42 million to its other postretirement benefit plans in 2004.   For the three months ended March 31, 2004 , $1 million and $10 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $6 million to its unfunded pension plans for a total of $7 million and an additional $32 million to fund its postretirement benefit plans in 2004 for a total of $42 million.

4.   Changes in Accounting Principles in 2003

NS Rail adopted Financial Accounting Standards Board ( FASB ) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.

NS Rail also adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN No. 46) effective Jan. 1, 2003, and recorded a $4 million net adjustment ($6 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to FIN No. 46, NS Rail has consolidated a special-purpose entity that leases certain locomotives to NS.   This entity's assets and liabilities at Jan. 1, 2003 , included $169 million of locomotives and $157 million of debt related to their purchase as well as a $6 million minority interest liability.

5.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three Months Ended
	March 31,
	2004	2003
	($ in millions)

Net income	$143	$184
Other comprehensive income (loss)	(15)	(20)

Total comprehensive income	$128	$164

For NS Rail, "Other comprehensive income (loss)" is the unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock, and net fair value adjustments to certain derivative financial instruments.

6.   Commitments and Contingencies

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

Casualty Claims

NS Rail is generally self-insured for casualty claims. NS Rail has insurance, subject to limits, for catastrophic events. The casualty claims liability is determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payments of claims. However, it is possible that the recorded liability may not be adequate to cover the future payments of claims. Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments are known.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $24 million at March 31, 2004 , and $25 million at Dec. 31, 2003 (of which $8 million was accounted for as a current liability for each period). At March 31, 2004 , the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 112 identified locations. On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material. NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 112 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At March 31, 2004 , NS Rail had outstanding purchase commitments of approximately $270 million in connection with its 2004 capital program, including purchases of locomotives and equipment.

Independent Accountants' Review Report

The Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of March 31, 2004 , and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America , the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America ..

As discussed in note 4 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003 ..

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 , is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

April 20, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by Item 2 is omitted in accordance with General Instruction (H)(2)(a).   However, pursuant to the same instructions, the registrant provides herein management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

First-quarter net income was $143 million in 2004, compared with $184 million in 2003.   The following table shows the components of the change:

	First Quarter
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income from continuing operations before accounting changes	$143	$80	$63
Cumulative effect of changes in accounting principles, net of taxes	--	104	(104)
Net income	$143	$184	$(41)

The decline reflected the absence of the accounting changes included in net income in 2003.   Income from continuing operations before accounting changes increased $63 million, or 79%, in the first quarter of 2004, compared with the same period of 2003.   The growth resulted from a $126 million, or 8%, increase in railway operating revenues coupled with only a slight rise in railway operating expenses, which led to strong income from railway operations.   The revenue gain was primarily the result of a 7% rise in traffic volume.   Expenses were up 1% as the fluidity of the railroad network resulted in an increase in efficiency as measured by average train speed, terminal dwell time and cars on line.

Railway Operating Revenues

First-quarter railway operating revenues were $1.65 billion in 2004, up $126 million, or 8%, compared with the first quarter of 2003. As shown in the following table, the increase was the result of higher traffic volume and increased average revenues.

First quarter
2004 vs. 2003
Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$100
Revenue per unit/mix	26
Total	$126

Revenues and carloads for the commodity groups were as follows:

	First Quarter
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$398	$354	406.3	395.2	$979	$895
General merchandise:
Automotive	248	242	166.9	166.4	1,486	1,453
Chemicals	203	192	110.2	105.7	1,844	1,823
Metals/construction	183	166	177.2	161.3	1,033	1,027
Agr./consumer prod./govt.	176	168	141.0	134.6	1,251	1,247
Paper/clay/forest	157	150	107.3	106.6	1,459	1,404

General merchandise	967	918	702.6	674.6	1,377	1,360
Intermodal	280	247	648.1	578.2	432	427

Total	$1,645	$1,519	1,757.0	1,648.0	$936	$922

Coal

First-quarter coal revenues increased $44 million, or 12%, compared with last year.   Total traffic volume (carloads) was up 3%, principally because of higher traffic volume for utility coal, which benefited from weather-related demand coupled with lower utility stockpiles, economic expansion and high natural gas prices (which can result in increased coal-fired electricity generation).   Export coal volume increased 2%, as the effects of higher global demand were somewhat constrained by tight supplies.   Domestic metallurgical coal, coke and iron ore shipments declined 5%, as shortages in raw materials hampered the ability to meet increased demand.   Industrial coal shipments rose 16%, a result of the expanding economy and new business.   Average revenue per carload for coal increased 9%, showing the effects of higher rates, including the effects of favorable developments in the coal rate cases (see discussion below), as well as an increase in the proportion of longer length of haul (and therefore higher rated) traffic.

In 2002, two of NS Rail's utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L), filed rate reasonableness complaints at the STB alleging that NS Rail's tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding the STB initially found NS Rail's rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004 finding that in certain years some portion of the rates was unreasonable.   The case is currently stayed while the STB considers both parties' petitions for reconsideration, and the STB has not yet ordered any rate relief.   In the CP&L proceeding the STB found NS Rail's rates to be unreasonable in December 2003, but upheld a significant portion of NS Rail's tariff increase.   Both of the STB's rate decisions remain subject to appeal.   NS Rail is currently recognizing revenues based on the rates upheld or prescribed by the STB.   Future developments in the two cases may result in adjustments that could have a significant impact on results of operations in a particular quarter.   Over the long term, Management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

Coal revenues are expected to continue to show growth for the remainder of the year, reflecting higher utility volume, driven by the replenishment of depleted stockpiles (which may be affected by weather-related demand), and a continuation of the favorable market conditions for export and domestic metallurgical coal, coke and iron ore coupled with an easing of the supply constraints seen in the first quarter.

General Merchandise

First-quarter general merchandise revenues increased $49 million, or 5%, compared with last year.   Total traffic volume was up 4%, as all five commodity groups posted increases.   The metals and construction group posted the

largest volume increase, up 10% on strong construction traffic, supported by increased public and commercial construction projects, and increased domestic steel production, reflecting a soft market for imported steel.   Agriculture, consumer products and government traffic volume rose 5% on higher traffic volume for sweeteners, ethanol, fertilizer and wheat.   Corn volumes declined reflecting a return to normal sourcing patterns in the East.   Chemicals traffic volume increased 4%, a result of strong demand for petroleum-related products, and more shipments of chlorine, industrial intermediates and plastics.   The paper, clay and forest products and automotive groups posted modest gains.   General merchandise average revenue per carload increased 1%, reflecting improved pricing and a higher proportion of longer-haul (higher revenue per carload) business.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2004 progresses; however, a continuation of this trend is less certain in the fourth quarter due to the strength of the fourth quarter of last year.

Intermodal

First-quarter intermodal revenues increased $33 million, or 13%, compared with last year.   Total traffic volume (units) grew 12%, reflecting strength in all lines of business.   Container traffic volume increased 10%, trailer traffic volume rose 28% and Triple Crown Services RoadRailer® traffic volume grew 8%.   Container and trailer traffic volumes benefited from the conversion of shipments from highway to rail, as strong demand, higher fuel costs for motor carriers and the early effect of new hours of service laws combined to increase shipments.   International traffic volume grew by 7%, reflecting strength in U.S. foreign trade. Intermodal average revenue per unit rose 1%, a result of increased rates and a larger proportion of higher rated trailer and RoadRailer® traffic volume.

Intermodal revenues are expected to continue to show growth during 2004, provided the retail and manufacturing sectors continue to expand.

Railway Operating Expenses

First-quarter railway operating expenses were $1.34 billion in 2004, up $13 million, or 1%, compared with $1.33 billion in 2003.

Compensation and benefits expenses increased $20 million, or 5%, primarily driven by higher wage rates, less in pension income and increased costs for health and welfare benefits.

Materials, services and rents decreased $5 million, or 1%, reflecting a lower management fee charged by NS (see Note 1) and lower equipment rents, which were offset in part by higher volume-related intermodal purchased services and an increase in locomotive and freight car maintenance expenses.

Conrail rents and services expenses decreased $3 million, or 3%, reflecting lower costs in the Shared Assets Areas.

Diesel fuel expenses increased $3 million, or 3%, as a 6% rise in consumption was partially offset by a 3% decline in the average price per gallon.   Expenses in 2004 included a $23 million benefit from the hedging program, compared with a $26 million benefit in the first quarter of 2003.   For the remainder of the year, as of March 31, 2004 , 240 million gallons, or about 67% of expected consumption has been hedged at an average price per gallon of 80 cents.

Casualties and other claims expense decreased $11 million, or 22%, reflecting the absence of higher derailment costs and accruals for personal injury claims development that burdened expenses in the first quarter of 2003.

Other expense increased $6 million, or 8%, reflecting an increase in property taxes and the absence of a favorable sales and use tax adjustment that benefited 2003.

Other Income (Expense) - Net

Other income (expense) - net was an expense of $65 million in the first quarter of 2004, $14 million higher than the first quarter of 2003.   The increase reflected the absence of a favorable adjustment that benefited 2003 related to interest accruals upon settlement of federal tax audits.

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

Agreements have been reached with the Brotherhood of Maintenance of Way Employes (BMWE), which represents about 4,000 NS Rail employees; the United Transportation Union (UTU), which represents about 7,000 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths (IBB), which represents about 100 NS Rail employees; the Transportation Communications International Union (TCU), which represents about 4,000 NS Rail employees; the American Train Dispatchers Department (ATDD), which represents about 350 NS Rail employees; the Brotherhood of Railroad Signalmen (BRS), which represents about 1,000 NS Rail employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,400 NS Rail employees.   The agreement with the BLE is through 2009.   A third tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents about 900 NS Rail employees, failed ratification in April 2004.

Health and welfare issues have been resolved with BMWE, TCU, BRS, BLE and UTU.   Health and welfare issues with the other organizations have not yet been resolved.

Market Risks and Hedging Activities

NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 8% of NS Rail's operating expenses for the first quarter of 2004. The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of March 31, 2004 , through swap transactions, NS Rail has hedged approximately 67% of expected 2004 diesel fuel requirements. The effect of the hedges is to yield an average cost of 80 cents per hedged gallon, including federal taxes and transportation. A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $41 million as of March 31, 2004 ..

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At March 31, 2004 , NS Rail's debt subject to interest rate exposure totaled $509 million.   A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On March 31, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $2 million in each of the first quarters of 2004 and 2003. A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

            The information required by this item is included in Part I, Item 2, "Management's Narrative Analysis of the Results of Operations" on page 17 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS Rail's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004 ..   Based on such evaluation, such officers have concluded that, as of March 31, 2004 , NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first quarter of 2004, management has not identified any changes in NS Rail's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS Rail's internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibits

            31.         Rule 13a-14(a)/15d-14(a) Certfications

            32.         Section 1350 Certifications

(b)         Reports on Form 8-K:

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	April 27, 2004	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	April 27, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

31	Rule 13a-14(a)/15d-14(a) Certfications

32	Section 1350 Certifications