Form 10-Q
period 2004-06-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2004-07-30
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington , D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2004

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
practicable date:

Class

Outstanding as of June 30, 2004

Common Stock (par value $1.00)		16,668,997

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Six Months Ended June 30, 2004 and 2003

		Consolidated Balance Sheets	4
		June 30, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Six Months Ended June 30, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	13

	Item 2.	Management's Discussion and Analysis of	14
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	19
		About Market Risks

	Item 4.	Controls and Procedures	19

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	19

Signatures			20

Exhibit Index			21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Railway operating revenues:
Coal	$424	$389	$822	$743
General merchandise	1,025	944	1,992	1,862
Intermodal	311	256	591	503

Total Railway Operating Revenues	1,760	1,589	3,405	3,108

Railway operating expenses:
Compensation and benefits	420	401	840	801
Materials, services and rents	490	487	944	946
Conrail rents and services (Note 1)	120	118	236	237
Depreciation	127	123	253	246
Diesel fuel	106	93	213	197
Casualties and other claims	38	48	78	99
Other	83	73	163	147

Total Railway Operating Expenses	1,384	1,343	2,727	2,673

Income from railway operations	376	246	678	435

Other income (expense) - net	(94)	(65)	(159)	(116)
Interest expense on debt	(9)	(5)	(14)	(12)

Income before income taxes and
accounting changes	273	176	505	307

Provision for income taxes	93	68	182	119

Income before accounting changes	180	108	323	188

Cumulative effect of changes in accounting
principles, net of taxes (Note 4)	--	--	--	104

Net Income	$180	$108	$323	$292

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	June 30,	Dec. 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$159	$257
Accounts receivable, net (Note 1)	131	121
Materials and supplies	99	91
Deferred income taxes	175	175
Other current assets	149	159
Total current assets	713	803

Investments	879	779
Properties less accumulated depreciation	11,489	11,346
Other assets	711	684
Total assets	$13,792	$13,612

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$862	$890
Income and other taxes	182	168
Due to NS - net (Note 1)	863	781
Due to Conrail (Note 1)	80	81
Other current liabilities	124	112
Current maturities of long-term debt	102	102
Total current liabilities	2,213	2,134

Long-term debt	750	813
Other liabilities	1,037	1,033
Due to Conrail (Note 1)	797	716
Deferred income taxes	4,516	4,372
Total liabilities	9,313	9,068

Stockholder's equity:
Common stock	167	167
Additional paid-in capital	721	721
Accumulated other comprehensive income (Note 5)	385	323
Retained income	3,206	3,333
Total stockholder's equity	4,479	4,544

Total liabilities and stockholder's equity	$13,792	$13,612

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income	$323	$292
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(104)
Depreciation	254	248
Deferred income taxes	81	61
Gains and losses on properties and investments	(1)	(5)
Changes in assets and liabilities affecting operations:
Accounts receivable	(10)	(21)
Materials and supplies	(8)	(6)
Other current assets	44	49
Income tax liabilities	31	35
Other short-term liabilities	(7)	(17)
Other - net	(23)	(25)
Net cash provided by operating activities	684	507

Cash flows from investing activities
Property additions	(401)	(244)
Property sales and other transactions	5	10
Investments, including short-term	(44)	(64)
Investment sales and other transactions	2	1
Net cash used for investing activities	(438)	(297)

Cash flows from financing activities
Dividends	--	(1)
Advances to NS	(376)	(339)
Advances and repayments from NS	7	26
Proceeds from borrowings	141	130
Debt repayments	(116)	(80)
Net cash used for financing activities	(344)	(264)

Net decrease in cash and cash equivalents	(98)	(54)

Cash and cash equivalents
At beginning of year	257	130

At end of period	$159	$76

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$13	$21
Income taxes	$46	$22

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present the Company's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Related Parties

General

Norfolk Southern Corporation (NS) is the parent holding company of Norfolk Southern Railway Company (NSR, collectively with its subsidiaries, NS Rail).   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail.   This fee amounted to $144 million and $146 million in the second quarters of 2004 and 2003, respectively (including a $9 million and $10 million mark-up in each quarter, respectively) and $272 million and $280 million for the first six months of 2004 and 2003, respectively (including a $17 million and $18 million mark-up in each period, respectively).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $27 million and $25 million in the second quarters of 2004 and 2003, respectively, and $51 million and $46 million for the first six months of 2004 and 2003, respectively.

NS Rail owns 20,973,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview -- Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC), the principal freight railroad in the Northeast.   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.

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

NS Rail's Consolidated Balance Sheet at June 30, 2004 , includes $23 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board when it approved the transaction.   Through June 30, 2004 , NS Rail has paid $160 million of these costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

"Conrail rents and services" includes expenses for amounts due to PRR and CRC for use by NSR of operating properties and equipment and operating of the Shared Assets Areas.

A significant portion of payments made to PRR is borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under the note comprise the long-term balance of "Due to Conrail."   The interest rate for these loans is variable and was 1.96% at June 30, 2004 ..   The current balance "Due to Conrail" is composed of amounts related to expenses included in "Conrail rents and services," as discussed above.

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

Consummation of the reorganization requires a ruling from the Internal Revenue Service (IRS), the approval of the STB and filings with the Securities Exchange Commission.   In addition, to carry out the transaction, NS, CSX and Conrail must obtain the consent of Conrail's debt holders (or seek additional rulings from the STB) and obtain a valuation of PRR and of NYC.

In 2003, the IRS issued a ruling that the reorganization as contemplated would qualify as a tax-free distribution.   In order to implement the reorganization approved by the IRS, the companies have engaged an investment banking firm to provide a valuation.   Also in 2003, the STB granted its authorization to carry out the reorganization, subject to a condition requiring NS, CSX and Conrail to either:   ( i ) obtain the voluntary consent of the Conrail debt holders; or (ii) propose further proceedings to determine fair, just and reasonable terms for the Conrail debtholders if NS, CSX and Conrail elect to proceed with the exchange.   NSR and CSXT have filed registration statements on Form S-4 with the SEC which became effective on July 26, 2004 , to allow a proposed exchange offer relating to Conrail's unsecured debt (see below).

As a part of the proposed reorganization, Conrail would undertake a restructuring of its existing unsecured and secured public indebtedness.   There are currently two series of unsecured public debentures with an outstanding principal amount of $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities of two newly formed corporate subsidiaries of NSR and CSXT will be offered in a 58%/42% ratio in exchange for Conrail's unsecured debentures.   Upon completion of the transaction as proposed, the new debt securities would become direct unsecured obligations of NSR and CSXT, respectively, and would rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   These new debt securities would have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities would have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the transaction as proposed, would be the direct lease and sublease obligations of NSR or CSXT.

NS, CSX and Conrail are diligently working to complete all steps necessary to consummate the Conrail corporate reorganization as expeditiously as possible.   NS Rail expects to record the proposed transaction at fair value as a contribution to its capital from NS.   As a result, the assets and liabilities of PRR will be reflected in their respective line items in NS Rail's Consolidated Balance Sheet, and any amounts due to PRR would be extinguished.   On the Consolidated Income Statement, Conrail Rents and Services will be reduced to reflect only the expenses associated with the Shared Assets Areas, and other expenses, primarily the depreciation related to the PRR assets, will be reflected in their respective line items.

Sales of Accounts Receivable

NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable.   NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities.   Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.   NS Rail has no retained interest in the sold receivables.   Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $601 million at June 30, 2004 , and $528 million at Dec. 31, 2003 , of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	June 30, 2004		Dec. 31, 2003
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$68	2%	$68	2%

Advances and notes due to NS	(931)	2%	(849)	2%

Due to NS - net	$(863)		$(781)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the six months ended June 30 include interest income of $4 million in 2004 and $5 million in 2003 and interest expense of $4 million in 2004 and in 2003 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Noncash Dividend

NS Rail declared and issued to NS noncash dividends in March and June 2004, totaling $450 million, which were settled by reduction of NS Rail's interest-bearing advances due from NS.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $1 billion at June 30, 2004 , and $994 million at Dec. 31, 2003 ..

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

Diesel Fuel Hedging

NS Rail has a program to hedge a significant portion of its diesel fuel consumption. The intent is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability.   In order to minimize this risk, NS Rail has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS Rail's diesel fuel swaps:

			Second quarter
		2004	2003
Number of swaps entered into during the second quarter		48	72
Approximate number of gallons hedged (millions)		65	94
Approximate average price per gallon of Nymex		$0.91	$0.70
No. 2 heating oil
	Remainder of
	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of June 30, 2004	69%	38%	4%

Hedges are placed periodically by competitive bid among selected counterparties. The goal of this hedging strategy is to average fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within the 36‑month period. Diesel fuel costs represented 8% of NS Rail's operating expenses for the second quarter of 2004 and 7% for the second quarter of 2003.

NS Rail's fuel hedging activity had the following effects on diesel fuel expense:   for the second quarter, decreases of $26 million and $8 million for 2004 and 2003, respectively, and for the first six months, decreases of $49 million and $34 million for 2004 and 2003, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel oil transactions, was approximately $3 million for the first six months of 2004 and $1 million for the same period of 2003.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $169 million, or 33%, and $186 million, or 34%, of its fixed rate debt portfolio hedged at June 30, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at June 30, 2004 , and Dec. 31, 2003 , were determined based upon current fair market values as quoted by third party dealers.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are non-cash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $73 million (pretax) at June 30, 2004, and $40 million (pretax) at Dec. 31, 2003, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	June 30,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$11	$16
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	85	45
Gross fair market (liability) position	--	--

Total net asset position	$96	$61

3.   Pensions and Other Postretirement Benefits

Norfolk Southern and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   Norfolk Southern and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments , Medicare payments and, in some cases, coverage provided under other group insurance policies.   The following relates to the combined NS plans.

Pension and Other Postretirement Benefit Cost Components

	Three months ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$5	$5	$4	$5
Interest cost	23	22	11	10
Expected return on plan assets	(37)	(40)	(4)	(3)
Amortization of prior service cost (benefit)	--	1	(3)	(1)
Recognized net actuarial gains (losses)	--	--	--	--
Amortization of unrecognized net (gain) loss	--	--	4	4
Net (benefit) cost	$(9)	$(12)	$12	$15

	Six months ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$9	$10	$8	$8
Interest cost	45	44	22	18
Expected return on plan assets	(74)	(80)	(8)	(6)
Amortization of prior service cost (benefit)	1	2	(6)	(2)
Recognized net actuarial gains (losses)	1	1	--	--
Amortization of unrecognized net (gain) loss	--	--	8	8
Net (benefit) cost	$(18)	$(23)	$24	$26

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute $7 million to its unfunded pension plans and $42 million to its other postretirement benefit plans in 2004.   For the six months ended June 30, 2004 , $3 million and $22 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   NS presently anticipates contributing an additional $4 million to its unfunded pension plans for a total of $7 million and an additional $20 million to fund its postretirement benefit plans in 2004 for a total of $42 million.

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

5.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	($ in millions)

Net income	$180	$108	$323	$292
Other comprehensive income (loss)	77	13	62	(7)

Total comprehensive income	$257	$121	$385	$285

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $23 million at June 30, 2004 , and $25 million at Dec. 31, 2003 (of which $8 million was accounted for as a current liability in each period).   At June 30, 2004 , the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 114 known locations.   On that date, 10 sites accounted for $12 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

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

However, based on its assessment of the facts and circumstances now known, management believes it has recorded the probable costs for dealing with those environmental matters of which the Company is aware.   Further, management believes that it is unlikely that any known matters, either individually or in the aggregate, will have a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Purchase Commitments

At June 30, 2004 , NS Rail had outstanding purchase commitments of approximately $219 million in connection with its 2004 capital program, including locomotives and equipment.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of June 30, 2004 , the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.   It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States ), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.   Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, as of January 1, 2003 ..

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2004, we expressed an unqualified opinion on those consolidated financial statements.   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 , is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Norfolk , Virginia

July 27, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by Item 2 is omitted in accordance with General Instruction (H )(2)(a).   However, pursuant to the same instructions, the registrant provides herein management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income

Second-quarter net income was $180 million in 2004, compared with $108 million in 2003.   The increase was primarily the result of a $130 million, or 53%, increase in income from railway operations, which was driven by an 11% rise in revenues.   Railway operating expenses rose only 3% despite an 8% increase in carloads, reflecting increased operating leverage as the railroad network remained fluid.

For the first six months, net income was $323 million in 2004, compared with $292 million in 2003.   The following table shows the compenents of the change.

	First Six Months
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income before accounting changes	$323	$188	$135
Cumulative effect of changes in accounting principles, net of taxes	--	104	(104)
Net income	$323	$292	$31

Income before accounting changes increased $135 million, or 72%, compared with the same period last year.   The growth resulted from a $297 million, or 10%, increase in railway operating revenues coupled with a 2% rise in railway operating expenses, which led to higher income from railway operations.

Railway Operating Revenues

Second-quarter railway operating revenues were $1.8 billion in 2004, up $171 million, or 11%, compared with the second quarter of last year.   For the first six months, revenues were $3.4 billion, up $297 million, or 10%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.

	Second quarter	First six months
	2004 vs. 2003	2004 vs. 2003
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (carloads)	$ 128	$ 228
Revenue per unit/mix	43	69
Total	$ 171	$ 297

Revenues, carloads and average revenue per unit for the commodity groups were as follows:

	Second Quarter
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$424	$389	427	420	$992	$927
General merchandise:
Automotive	252	242	170	169	1,480	1,433
Chemicals	214	190	113	105	1,908	1,809
Metals/construction	209	175	204	184	1,024	954
Agr ../consumer prod./ govt ..	182	175	140	137	1,292	1,278
Paper/clay/forest	168	162	113	113	1,490	1,433

General merchandise	1,025	944	740	708	1,385	1,334
Intermodal	311	256	708	608	440	421

Total	$1,760	$1,589	1,875	1,736	$939	$916

	First Six Months
	Revenues		Carloads		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$822	$743	833	816	$986	$911
General merchandise:
Automotive	500	484	337	335	1,483	1,443
Chemicals	417	382	223	211	1,876	1,816
Metals/construction	392	341	381	345	1,028	988
Agr ../consumer prod./ govt ..	358	343	281	271	1,272	1,262
Paper/clay/forest	325	312	221	220	1,475	1,419

General merchandise	1,992	1,862	1,443	1,382	1,381	1,347
Intermodal	591	503	1,356	1,186	436	424

Total	$3,405	$3,108	3,632	3,384	$937	$918

Coal

Coal revenues increased $35 million, or 9%, in the second quarter and $79 million, or 11%, in the first six months, compared with the same periods last year.   Total traffic volume (carloads) handled increased 2% in the quarter and 2% for the first six months, primarily because of higher export coal volume.   Export coal volume increased 49% in the quarter and 24% for the first six months, supported by increased demand for U.S. coal.   Reduced exports from China have resulted in more shipments to European steelmakers.   Shipments of utility coal declined 1% in the quarter, but increased 1% for the first six months.   Utility stockpiles remained low at some plants.   Increased demand from other markets and other factors could be drawing volume out of the utility market.   Domestic metallurgical coal, coke and iron ore volume declined 9% in the second quarter and 7% for the first six months, mostly because of reduced iron ore shipments.   Average revenue per carload was up 7% in the second quarter and 8% for the first six months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic), higher rates for export coal and the favorable effects of a fuel surcharge.

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

Coal revenues are expected to continue to show growth for the remainder of the year, supported by higher export and utility coal volumes and increased average revenue per shipment.

General Merchandise

General merchandise revenues increased $81 million, or 9%, in the second quarter and $130 million, or 7%, in the first six months, compared with the same periods last year.   Both increases reflected higher traffic volume, particularly for metals and construction and chemicals, and higher average revenues.   Metals and construction volume benefited from continued strength in construction activity and increased domestic steel production.   Chemicals traffic volume benefited from manufacturing expansion and higher plant operating rates.   Agriculture, consumer products and government volume reflected more shipments of corn, increased volume for fertilizer and more shipments for the military.   General merchandise average revenue per carload increased 4% in the second quarter and 3% for the first six months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to compare favorably with the prior year as 2004 progresses; however, the extent of the increase could lessen in the fourth quarter due to the strength of the fourth quarter of last year.

Intermodal

Intermodal revenues increased $55 million, or 21%, in the second quarter and $88 million, or 17%, in the first six months, compared with the same periods last year.   Traffic volume (units) increased 16% in the second quarter and 14% for the first six months reflecting very strong trailer and container volume.   Intermodal traffic volume continued to benefit from increased international and domestic truckload business as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 5% for the quarter and 3% for the first six months, as the favorable effects of rate increases and fuel surcharges were somewhat offset by an increase in lower-rated traffic.

Intermodal revenues are expected to continue to show growth during 2004, provided retail and manufacturing sectors continue to expand.

Railway Operating Expenses

Second-quarter railway operating expenses were $1.4 billion in 2004, up $41 million, or 3%, compared with last year.   For the first six months, expenses were $2.7 billion, up $54 million, or 2%.   For both periods, most of the increase was the result of higher compensation and benefits and higher diesel fuel prices.

Compensation and benefits expenses increased $19 million, or 5%, in the second quarter and $39 million, or 5%, in the first six months, compared with the same periods last year.   Both periods reflected higher wage rates, including higher incentive compensation for locomotive engineers, and higher volume-related train and engine payroll expenses.

Materials, services and rents increased $3 million, or 1%, in the second quarter and decreased $2 million for the first six months, compared with the same periods last year.   Higher locomotive and freight car maintenance expenses and increased volume-related intermodal purchased services were partially offset for the second quarter and fully offset for the first six months by reduced management service fees.

Conrail rents and services expenses increased $2 million, or 2%, in the second quarter and decreased $1 million for the first six months, compared with the same periods last year.   Higher rental payments were partially offset in the second quarter and fully offset for the first six months by lower expenses in the shared assets area.

Diesel fuel expenses increased $13 million, or 14%, in the second quarter and $16 million, or 8%, in the first six months, compared with the same periods last year, reflecting higher average prices and higher consumption.   The hedging program produced benefits of $26 million and $49 million in the second quarter and first six months of 2004, compared with benefits of $8 million and $34 million for the same periods of 2003, respectively.

Casualties and other claims expense decreased $10 million, or 21%, in the second quarter and $21 million, or 21%, in the first six months, compared with the same periods last year.   The decreases reflected the absence of unfavorable personal injury claims development, lower derailment-related expenses and lower insurance premiums.

Other expense increased $10 million, or 14%, in the second quarter and $16 million, or 11%, in the first six months, compared with the same periods of last year.   The increases were largely the result of higher property taxes as last year benefited from a favorable property tax settlement.

Other Income (Expense) - Net

Other income (expense) - net was an expense of $94 million in the second quarter and $159 million in the first six months of 2004, compared with expenses of $65 million and $116 million, respectively, for the same periods of 2003.   Both increases reflected lower investment returns on corporate-owned life insurance, higher costs for receivable sales and expenses related to new investments.

In June 2004, NS Rail purchased a 40.5% membership interest in a limited liability company (LLC) that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of "Other income (expense) - net," and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS Rail's employees are covered by collective bargaining agreements with several labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in these agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.

Agreements have been reached with the Brotherhood of Maintenance of Way Employes , which represents about 4,000 NS Rail employees; the United Transportation Union, which represents about 7,000 NS Rail employees; the International Brotherhood of Boilermakers and Blacksmiths, which represents about 100 NS Rail employees; the Transportation Communications International Union, which represents about 4,000 NS Rail employees; the American Train Dispatchers Association (ATDA), which represents about 350 NS Rail employees; the Brotherhood of Railroad Signalmen, which represents about 1,000 NS Rail employees; and the Brotherhood of Locomotive Engineers (BLE), which represents about 4,600 NS Rail employees.   The agreements with the BLE and ATDA are through 2009; the other agreements are through 2004.

The railroads and the International Brotherhood of Electrical Workers, which represents about 900 NS Rail employees, have agreed to resolve their negotiations through arbitration.   Agreements have not yet been reached with the International Association of Machinists and Aerospace Workers, which represents about 1,000 NS Rail employees; the Sheet Metal Workers International Association, which represents about 250 NS Rail employees; the National Conference of Firemen and Oilers , which represents about 400 NS Rail employees; and the International Longshoreman Association, which represents about 50 NS Rail employees.

Negotiations for the next round of national bargaining will commence with most rail labor unions on or shortly after Nov. 1, 2004 ..

Market Risks and Hedging Activities

NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments.   Diesel fuel costs represented 8% of NS Rail's operating expenses for the second quarter of 2004.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

However, with fuel prices near historic highs and fuel surcharges being collected under certain tariffs and contracts, NS Rail is not currently entering into additional hedges at today's market levels.   Consequently, NS Rail is modifying its fuel-hedging strategy on a go-forward basis, and the past pattern of entering into regular monthly swaps may not be indicative of future hedging activity.

As of June 30, 2004 , through swap transactions, NS Rail has hedged approximately 69% of expected diesel fuel requirements for the remainder of 2004, and 38% and 4% of expected requirements for 2005 and 2006, respectively.   The effect of the hedges is to yield an average cost of 83 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease from current diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $43 million as of June 30, 2004 ..

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

At June 30, 2004 , NS Rail's debt subject to interest rate exposure totaled $499 million.   A 1 percentage point increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On June 30, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $2 million in both the second quarters of 2004 and 2003 and by $4 million for the first six months of 2004 and 2003.   A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

FORWARD-LOOKING STATEMENTS

This Management's Narrative Analysis of the Results of Operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project."   Forward-looking statements reflect management's good-faith evaluation of information currently available.   However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes.   Forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results.   Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   The Company undertakes no obligation to update or revise forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Narrative Analysis of the Results of Operations" on page 18 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NS Rail's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004.   Based on such evaluation, such officers have concluded that, as of June 30, 2004 , NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first six months of 2004, management has not identified any changes in NS Rail's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS Rail's internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
10(o)

Amendment No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is filed herewith.

	15	Letter regarding unaudited interim financial information.
	31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).
	32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.
(b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	July 30, 2004	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	July 30, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

10(o)	Amendment No. 3 to the Transaction Agreement

15	Letter regarding unaudited interim financial information.

31	Certifications of the CEO and CFO pursuant to Exchange Act Rule 13a-14(a)
or Rule 15d-14(a).

32	Certifications of the CEO and CFO required by Rule 13a-14(b) or Rule 15d-14(b)
and Section 1350 of Chapter 63 of Title 18 of the U. S. Code.