Form 10-Q
period 2004-09-30
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2004-10-29
CIK 92275

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

Outstanding as of Sept. 30, 2004

Common Stock (par value $1.00)		16,668,997

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

			Page

Part I.	Financial information:

	Item 1.	Financial statements:

		Consolidated Statements of Income	3
		Three and Nine Months Ended Sept. 30, 2004 and 2003

		Consolidated Balance Sheets	4
		Sept. 30, 2004 and Dec. 31, 2003

		Consolidated Statements of Cash Flows	5
		Nine Months Ended Sept. 30, 2004 and 2003

		Notes to Consolidated Financial Statements	6

		Report of Independent Registered Public Accounting Firm	14

	Item 2.	Management's Narrative Analysis of the	15
		Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures	21
		About Market Risks

	Item 4.	Controls and Procedures	21

Part II.	Other Information:

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			24

Exhibit Index			25

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

($ in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003

Railway operating revenues:
Coal	$447	$372	$1,269	$1,115
General merchandise	1,006	911	2,998	2,773
Intermodal	370	270	961	773

Total railway operating revenues	1,823	1,553	5,228	4,661

Railway operating expenses:
Compensation and benefits	431	396	1,271	1,197
Materials, services and rents	536	449	1,480	1,395
Conrail rents and services (Note 1)	89	119	325	356
Depreciation (Note 1)	147	124	400	370
Diesel fuel	98	86	311	283
Casualties and other claims	32	44	110	143
Other	75	68	238	215

Total railway operating expenses	1,408	1,286	4,135	3,959

Income from railway operations	415	267	1,093	702

Other income (expense) - net	(85)	(60)	(244)	(176)
Interest expense on debt	(9)	(6)	(23)	(18)

Income before income taxes and
accounting changes	321	201	826	508

Provision for income taxes	106	74	288	193

Income before accounting changes	215	127	538	315

Cumulative effect of changes in accounting
principles, net of taxes (Note 4)	--	--	--	104

Net Income	$215	$127	$538	$419

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

($ in millions)

(Unaudited)

	Sept. 30,	Dec. 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$453	$257
Short-term investments	55	--
Accounts receivable, net (Note 1)	173	121
Materials and supplies	102	91
Deferred income taxes	174	175
Other current assets	177	159
Total current assets	1,134	803

Investments (Note 1)	1,209	779
Properties less accumulated depreciation (Note 1)	20,038	11,346
Other assets	716	684
Total assets	$23,097	$13,612

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$966	$890
Income and other taxes	254	168
Due to NS - net (Note 1)	960	781
Due to Conrail	68	81
Other current liabilities	136	112
Current maturities of long-term debt	129	102
Total current liabilities	2,513	2,134

Long-term debt (Note 1)	1,450	813
Other liabilities	1,071	1,033
Due to Conrail (Note 1)	--	716
Deferred income taxes (Note 1)	7,678	4,372
Total liabilities	12,712	9,068

Stockholder's equity:
Common stock	167	167
Additional paid-in capital (Note 1)	6,338	721
Accumulated other comprehensive income (Note 5)	459	323
Retained income	3,421	3,333
Total stockholder's equity	10,385	4,544

Total liabilities and stockholder's equity	$23,097	$13,612

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

($ in millions)

(Unaudited)

	Nine Months Ended
	Sept. 30,
	2004	2003
Cash flows from operating activities
Net income	$538	$419
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(104)
Depreciation	401	371
Deferred income taxes	116	115
Gains and losses on properties and investments	(8)	(9)
Changes in assets and liabilities affecting operations:
Accounts receivable	(68)	(6)
Materials and supplies	(10)	4
Other current assets	68	77
Income tax liabilities	116	68
Other short-term liabilities	57	(9)
Other - net	(22)	(26)
Net cash provided by operating activities	1,188	900

Cash flows from investing activities
Property additions	(640)	(392)
Property sales and other transactions	25	34
Investments, including short-term	(132)	(80)
Investment sales and other transactions	1	3
Net cash used for investing activities	(746)	(435)

Cash flows from financing activities
Dividends	--	(2)
Other paid in capital	12	--
Advances to NS	(296)	(586)
Advances and repayments from NS	25	31
Proceeds from borrowings	202	218
Debt repayments	(189)	(127)
Net cash used for financing activities	(246)	(466)

Net increase (decrease) in cash and cash equivalents	196	(1)

Cash and cash equivalents
At beginning of year	257	130

At end of period	$453	$129

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest (net of amounts capitalized)	$21	$29
Income taxes	$59	$9

See accompanying notes to consolidated financial statements.

NORFOLK SOUTHERN RAILWAY COMPANY AND SUBSIDIARIES

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Notes to Consolidated Financial Statements

(Unaudited)

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present the Company's financial position as of Sept. 30, 2004, its results of operations for the three and nine months ended Sept. 30, 2004 and 2003, and its cash flows for the nine months ended Sept. 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

Although management believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with:   (a) the financial statements and notes included in the Company's latest Annual Report on Form 10-K and (b) any Current Reports on Form 8-K.

1.   Related Parties

General

Norfolk Southern Corporation (NS) is the parent holding company of Norfolk Southern Railway Company (NSR, collectively with its subsidiaries, NS Rail).   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail.   This fee amounted to $154 million and $140 million in the third quarters of 2004 and 2003, respectively (including a $10 million and $8 million mark-up in each quarter, respectively) and $426 million and $420 million for the first nine months of 2004 and 2003, respectively (including a $27 million and $26 million mark-up in each period, respectively).   In addition, NS charges NS Rail a revenue-based licensing fee for use of certain intangible assets owned by NS.   This fee amounted to $27 million and $23 million in the third quarters of 2004 and 2003, respectively, and $78 million and $69 million for the first nine months of 2004 and 2003, respectively.

NS Rail owns 20,938,125 shares of NS common stock.

Transactions with Conrail

Overview -- Through a limited liability company, NS and CSX Corporation (CSX) jointly own Conrail Inc. (Conrail), whose primary subsidiary is Consolidated Rail Corporation (CRC).   NS has a 58% economic and 50% voting interest in the jointly owned entity, and CSX has the remainder of the economic and voting interests.   CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NS Rail and CSX Transportation Inc. (CSXT).   The costs of operating the Shared Assets Areas are borne by NS Rail and CSXT based on usage.   In addition, NS Rail and CSXT pay CRC a fee for access to the Shared Assets Areas.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

NS Rail's Consolidated Balance Sheet as of Sept. 30, 2004 , includes $21 million of liabilities related to the Conrail transaction, principally for contractual obligations to Conrail employees imposed by the Surface Transportation Board (STB) when it approved the transaction.   Through Sept. 30, 2004 , NS Rail had paid $164 million of these costs.

Conrail Reorganization -- On Aug. 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Reorganization), which established direct ownership and control by NSR and CSXT of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the STB.   In connection with the Conrail Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.

As a part of the Conrail Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail's debtholders.   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail's unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange.   Upon completion of the transaction as described in various SEC filings, the new debt securities became direct unsecured obligations of NSR and CSXT, respectively, and rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   Except for interest payments made in relation to the consummation of the exchange, these new debt securities have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt securities have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations remain obligations of Conrail and are supported by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.

On Aug. 27, 2004 , NS made a contribution of capital of the assets and liabilities of PRR to NSR.   The assets and liabilities of PRR are reflected in their respective line items in NS Rail's Consolidated Balance Sheet and amounts due to PRR were extinguished.   The following summarizes the effect of the transaction on NS Rail's Consolidated Balance Sheet ($ in millions):

Properties	$8,368
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,113)
Long-term debt, including current maturities	(734)
Net assets received (contribution to capital)	$5,568

The amounts shown above are at NS' basis and reflect the fair value of such assets.   Properties have been valued based on information received from an independent valuation consultant, and NS will receive a final detailed valuation report in the fourth quarter.   Debt has been recorded at fair value based on interest rates at the time of the Conrail Reorganization.

On the Consolidated Income Statement, "Conrail rents and services" is reduced as a result of the transaction.   After the Conrail Reorganization, "Conrail rents and services" reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items.   The transaction did not significantly affect net income of the company for the third quarter and first nine months of 2004.   Prospectively, the depreciation related to the assets received combined with the interest on the new debt will be lower than the rent that had been paid for the use of PRR assets and, therefore, will result in a small annual increase of approximately 5% to net income.

Sales of Accounts Receivable

NS Rail sells, without recourse, a pool of accounts receivable to a bankruptcy-remote special-purpose NS subsidiary.   NS Rail services and collects all of the sold receivables on behalf of the buyers; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities.   Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.   NS Rail has no retained interest in the sold receivables.   Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $621 million at Sept. 30, 2004 , and $528 million at Dec. 31, 2003 , of sold receivables are not included on the NS Rail Consolidated Balance Sheets.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other income (expense) - net."

Intercompany Accounts

	Sept. 30, 2004		Dec. 31, 2003
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Advances due from NS	$65	2%	$68	2%

Advances and notes due to NS	(1,025)	2%	(849)	2%

Due to NS - net	$(960)		$(781)

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   NS Rail's results for the nine months ended Sept. 30 include interest income of $6 million in 2004 and $8 million in 2003 and interest expense of $6 million in 2004 and in 2003 related to these intercompany accounts.   These amounts are included in "Other income (expense) - net."

Noncash Dividend

NSR declared and issued to NS noncash dividends in March and June 2004, totaling $450 million, which were settled by reduction of NS Rail's interest-bearing advances due from NS.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Capital Contributions

On Aug. 27, 2004 , NS contributed 500 shares of TCS Leasing, Inc. (TCS Leasing) common stock to the capital of NSR.   TCS Leasing indirectly owns a 50% partnership interest in Triple Crown Services Company (Triple Crown).   As a result of the Conrail Reorganization, NSR became the indirect owner of the remaining partnership interest in Triple Crown.   Accordingly, Triple Crown is now included in NS Rail's consolidated financial statements.   The following summarizes the effect of the transaction on NS Rail's Consolidated Balance Sheet ($ in millions):

Properties	$102
Long-term debt, including current maturities	(44)
Other assets and liabilities, net	(17)
Net assets received (contribution to capital)	$41

On the Consolidated Income Statement, NS Rail's revenues and expenses increased as a result of including amounts for Triple Crown after Aug. 27, 2004, (previously, these line items included only the railroad's portion of Triple Crown's revenues and expenses); however, the inclusion of Triple Crown had no significant effect on "Income from railway operations" and "Net income."   Prospectively, the inclusion of Triple Crown will increase annual revenues and expenses by approximately 3% each.

In the third quarter, NS Rail received an $8 million noncash capital contribution for benefits it received related to tax credits generated by a nonrail subsidiary of NS.

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group.   NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $970 million at Sept. 30, 2004 , and $994 million at Dec. 31, 2003 ..

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

Diesel Fuel Hedging

NS Rail has hedged a significant portion of its diesel fuel consumption. The intent of the hedges is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability.   In order to minimize this risk, NS Rail has entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS Rail's diesel fuel swaps:

			Third Quarter
		2004	2003
Number of swaps entered into during the third quarter		--	72
Approximate number of gallons hedged (millions)		--	95
Approximate average price per gallon of Nymex
No. 2 heating oil		n/a	$0.73
	Remainder of
	2004	2005	2006
Percent of estimated future diesel fuel consumption covered as of Sept. 30, 2004	61%	36%	4%

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004. The goal of this hedging strategy is to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within the 36‑month period. After taking into account the effect of hedging, diesel fuel costs represented 7% of NS Rail's operating expenses for the third quarters of 2004 and 2003.

NS Rail's fuel hedging activity had the following effects on diesel fuel expense:   for the third quarter, decreases of $41 million and $11 million for 2004 and 2003, respectively, and for the first nine months, decreases of $90 million and $45 million for 2004 and 2003, respectively.   Ineffectiveness, or the extent to which changes in the fair values of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transactions, was approximately $5 million for the first nine months of 2004 and less than $1 million for the same period of 2003.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments and by entering into interest rate hedging transactions.   NS Rail had $159 million, or 14%, and $186 million, or 34%, of its fixed rate debt portfolio hedged as of Sept. 30, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates, and accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments as of Sept. 30, 2004 , and Dec. 31, 2003 , were determined based upon current fair market values as quoted by an independent third party.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions, and accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive income," a component of "Stockholder's equity," included unrealized gains of $123 million (pretax) as of Sept. 30, 2004, and $40 million (pretax) as of Dec. 31, 2003, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	Sept. 30,	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$11	$16
Gross fair market (liability) position	--	--

Fuel hedges:
Gross fair market asset position	140	45
Gross fair market (liability) position	--	--

Total net asset position	$151	$61

3.   Pensions and Other Postretirement Benefits

NS and certain subsidiaries have both funded and unfunded defined benefit pension plans covering principally salaried employees.   NS and certain subsidiaries also provide specified health care and death benefits to eligible retired employees and their dependents.   Under the present plans, which may be amended or terminated at NS' option, a defined percentage of health care expenses is covered, reduced by any deductibles, copayments, Medicare payments and, in some cases, coverage provided under other group insurance policies.   The following relates to the combined NS plans.

	Three Months Ended Sept. 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$4	$5	$4	$5
Interest cost	22	22	11	10
Expected return on plan assets	(37)	(39)	(3)	(3)
Amortization of prior service cost (benefit)	1	1	(2)	(1)
Amortization of unrecognized net loss	1	--	3	3
Net (benefit) cost	$(9)	$(11)	$13	$14

	Nine Months Ended Sept. 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
	($ in millions)

Service cost	$13	$15	$12	$13
Interest cost	67	66	33	28
Expected return on plan assets	(111)	(119)	(11)	(9)
Amortization of prior service cost (benefit)	2	3	(8)	(3)
Recognized net actuarial loss	--	1	--	--
Amortization of unrecognized net loss	2	--	11	11
Net (benefit) cost	$(27)	$(34)	$37	$40

Contributions for Pension and Other Postretirement Benefits

NS previously disclosed in its consolidated financial statements for the year ended Dec. 31, 2003 , that it expected to contribute in 2004 $7 million to its unfunded pension plans for payments to pensioners and $42 million to its other postretirement benefit plans for retiree health benefits.   For the nine months ended Sept. 30, 2004 , $5 million and $34 million of contributions have been made to its unfunded pension plans and its other postretirement benefit plans, respectively.   Accordingly, NS presently anticipates contributing in the fourth quarter the remaining $2 million to its unfunded pension plans and the remaining $8 million to its postretirement benefit plans.

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

5.   Comprehensive Income

NS Rail's total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
	($ in millions)

Net income	$215	$127	$538	$419
Other comprehensive income (loss)	74	(16)	136	(23)

Total comprehensive income	$289	$111	$674	$396

"Other comprehensive income (loss)" reflects the net fair value adjustments to certain derivative financial instruments and unrealized gains and losses on certain investments in debt and equity securities, principally NS common stock.

6.   Commitments and Contingencies

Lawsuits

NSR and certain subsidiaries are defendants in numerous lawsuits and other claims relating principally to railroad operations.   When management concludes that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, it is accrued through a charge to earnings.   While the ultimate amount of liability incurred in any of these lawsuits and claims is dependent on future developments, in management's opinion, the recorded liability is adequate to cover the future payment of such liability and claims.   However, the final outcome of any of these lawsuits and claims cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional accruals that could be significant to results of operations in a particular year or quarter.   Any adjustments to the recorded liability will be reflected in earnings in the periods in which such adjustments are known.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $66 million at Sept. 30, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Sept. 30, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Reorganization and relates to sites on the former PRR properties.   At Sept. 30, 2004, the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 207 known locations.   On that date, 14 sites accounted for $31 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 207 locations certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Purchase Commitments

At Sept. 30, 2004 , NS Rail had outstanding purchase commitments of approximately $200 million in connection with its 2004 and 2005 capital programs.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Norfolk Southern Railway Company:

We have reviewed the accompanying consolidated balance sheet of Norfolk Southern Railway Company and subsidiaries as of September 30, 2004 , the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.   These consolidated financial statements are the responsibility of the Company's management.

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

October 27, 2004

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information called for by Item 2 is omitted in accordance with General Instruction (H)(2)(a).   However, pursuant to the same instructions, the registrant provides herein management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income

Third-quarter net income was $215 million in 2004, compared with $127 million in 2003.   The increase was primarily the result of a $148 million, or 55%, increase in income from railway operations, driven by a 17% rise in revenues.   Railway operating expenses rose only 9% despite an 11% increase in carloads, evidencing the continued fluidity of the railroad network.

For the first nine months, net income was $538 million in 2004, compared with $419 million in 2003.   The following table shows the compenents of the change.

	First Nine Months
			2004 vs. 2003
			Increase
	2004	2003	(Decrease)
	($ in millions)
Income before accounting changes	$538	$315	$223
Cumulative effect of changes in accounting principles, net of taxes	--	104	(104)
Net income	$538	$419	$119

Income before accounting changes increased $223 million, or 71%, compared with the same period last year.   The growth resulted from a $567 million, or 12%, increase in railway operating revenues coupled with a 4% rise in railway operating expenses, which led to higher income from railway operations.

Railway Operating Revenues

Third-quarter railway operating revenues were $1.8 billion in 2004, up $270 million, or 17%, compared with the third quarter of last year.   For the first nine months, revenues were $5.2 billion, up $567 million, or 12%.   As shown in the following table, the increases were the result of higher traffic volume and increased average revenues.   As discussed in Note 1, NS Rail's consolidated financial statements now include Triple Crown (formerly a subsidiary of NS).

	Third Quarter	First Nine Months
	2004 vs. 2003	2004 vs. 2003
	Increase (Decrease)	Increase (Decrease)
($ in millions)

Traffic volume (units)	$ 165	$ 394
Revenue per unit/mix	105	173

Total	$ 270	$ 567

Revenues, volume and average revenue per unit for the commodity groups were as follows:

	Third Quarter
	Revenues		Units		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$447	$372	429	407	$1,045	$915
General merchandise:
Automotive	210	205	140	142	1,508	1,447
Chemicals	226	196	115	108	1,950	1,805
Metals/construction	214	180	206	187	1,042	965
Agr./consumer prod./govt.	179	167	142	138	1,264	1,212
Paper/clay/forest	177	163	114	113	1,546	1,445
General merchandise	1,006	911	717	688	1,403	1,325

Intermodal	370	270	759	627	487	430

Total	$1,823	$1,553	1,905	1,722	$957	$902

	First Nine Months
	Revenues		Units		Revenue per Unit
	2004	2003	2004	2003	2004	2003
	($ in millions)		(in thousands)		($ per unit)

Coal	$1,269	$1,115	1,262	1,222	$1,006	$913
General merchandise:
Automotive	710	689	477	477	1,490	1,444
Chemicals	643	578	338	319	1,902	1,812
Metals/construction	606	521	587	532	1,033	980
Agr./consumer prod./govt.	537	510	423	409	1,269	1,245
Paper/clay/forest	502	475	335	333	1,499	1,428
General merchandise	2,998	2,773	2,160	2,070	1,388	1,340

Intermodal	961	773	2,115	1,814	454	426

Total	$5,228	$4,661	5,537	5,106	$944	$913

Coal

Coal revenues increased $75 million, or 20%, in the third quarter and $154 million, or 14%, in the first nine months, compared with the same periods last year.   Total traffic volume (carloads) handled increased 5% in the quarter and 3% for the first nine months, primarily because of higher export coal and utility volume.   Export coal volume increased 49% in the quarter and 31% for the first nine months, supported by increased demand for U.S. coal, as reduced exports from China have resulted in more shipments to European steelmakers.   Shipments of utility coal increased 3% in the quarter and 2% for the first nine months, and utility stockpiles remained low at some plants.   Domestic metallurgical coal, coke and iron ore volume increased 1% in the third quarter but declined 4% for the first nine months, mostly because of reduced iron ore shipments.   Average revenue per carload was up 14% in the third quarter and 10% for the first nine months, reflecting a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of shorter haul traffic), higher rates for export coal and the favorable effects of a fuel surcharge.

Two of NS Rail's utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L), filed rate reasonableness complaints at the STB alleging that NS Rail's tariff rates for the transportation of coal were unreasonable.   In the Duke proceeding, the STB initially found NS Rail's rates to be reasonable in November 2003, but subsequently issued technical corrections in February 2004, finding that in certain years some portion of the rates was unreasonable.   In the CP&L proceeding, the STB found NS Rail's rates to be unreasonable in December 2003, but upheld a significant portion of NS Rail's tariff increase.   As required by the STB's decision, earlier this year NS Rail paid reparations to CP&L representing that portion of the previously charged rate that was found to be unreasonable, with interest.   Reconsideration of the STB's rate decisions was sought by NS Rail and by the complainants.   On Oct. 20, 2004 , in a consolidated decision, the STB found NS Rail's rates to be reasonable in both cases.   However, in the ruling, the STB invited Duke and CP&L to initiate a proceeding within 30 days to determine whether phasing constraints should apply.   As the STB has explained, the phasing constraint is an independent constraint relating not to the reasonableness of a rate, but to the reasonableness of collecting it immediately.   The Interstate Commerce Commission (the predecessor to the STB) has previously issued guidelines for phasing.   These guidelines indicate that phasing of a rate increase will only be required where the party seeking such relief demonstrates the need for it with specificity.   In balancing the equities of the particular phasing request, the STB will consider factors including the requirements of the railroads, the magnitude of the proposed increase, the magnitude of past increases, the dependence of the utility on coal, the economic conditions in the final destination market and the economic conditions in the coal supply area.

The phasing constraint has never been invoked by a complainant utility in a rate case, and the STB has never applied it.   Therefore, it is unknown how the STB would balance the above factors, whether it would find the phasing constraint applicable, and if it did, whether phasing would be ordered retroactively or prospectively or both.   Although management has made an estimate of the ultimate resolution of these cases, due to these uncertainties, future developments in the Duke case and(or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   Over the long term, management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

For the remainder of the year, coal revenues are expected to continue to show growth, supported by higher export, metallurgical and utility coal volumes in addition to increased average revenue per shipment.

General Merchandise

General merchandise revenues increased $95 million, or 10%, in the third quarter and $225 million, or 8%, in the first nine months, compared with the same periods last year.   Both increases reflected higher traffic volume, particularly for metals & construction and chemicals, as well as higher average revenues.   Metals & construction volume continued to benefit from strength in construction activity and increased domestic steel production.   Chemicals traffic volume continued to benefit from manufacturing expansion and higher plant operating rates.   Agriculture, consumer products & government volume this quarter reflected more shipments of corn, increased volume for fertilizer and more shipments for the military.   General merchandise average revenue per carload increased 6% in the third quarter and 4% for the first nine months reflecting fuel surcharges, increased rates and longer lengths of haul.

General merchandise revenues are expected to continue to compare favorably with the prior year; however, the extent of the increase could lessen in the fourth quarter due to the comparative strength of the fourth quarter last year and the impact of recently announced cutbacks in automotive production.

Intermodal

Intermodal revenues increased $100 million, or 37%, in the third quarter and $188 million, or 24%, in the first nine months, compared with the same periods last year.   Traffic volume (units) increased 21% in the third quarter and 17% for the first nine months reflecting strong trailer and container volume.   Intermodal traffic volume benefited from a stronger economy with increased international container and domestic truckload business, as well as the conversion of truck traffic to rail.   Intermodal revenue per unit increased 13% for the quarter, and 7% for the first nine months, reflecting the consolidation of Triple Crown (see Note 1), favorable effects of rate increases and fuel surcharges.

Intermodal revenues are expected to continue to show growth in the fourth quarter, provided the retail and manufacturing sectors continue to expand and with continued increases in highway diversions.

Railway Operating Expenses

Third-quarter railway operating expenses were $1.4 billion in 2004, up $122 million, or 9%, compared with last year.   For the first nine months, expenses were $4.1 billion, up $176 million, or 4%, compared with 2003.   For both periods, most of the increase was the result of increased materials, services and rents expense, higher compensation and benefits and higher diesel fuel prices.   Expenses also reflect the consolidation of Triple Crown (see Note 1).

Compensation and benefits expenses increased $35 million, or 9%, in the third quarter and $74 million, or 6%, in the first nine months, compared with the same periods last year.   All comparisons reflected higher wage rates, including increased locomotive engineer performance-based incentive compensation and higher volume-related train and engine payroll expenses.

Materials, services and rents increased $87 million, or 19%, in the third quarter and $85 million, or 6%, in the first nine months, compared with the same periods last year.   Both periods reflected increased volume-related intermodal purchased services and equipment rents as well as higher locomotive and freight car maintenance expenses.   The increases also reflect the absence of favorable adjustments for equipment bills that benefited 2003.

Conrail rents and services expenses decreased $30 million, or 25%, in the third quarter and $31 million, or 9%, in the first nine months, compared with the same periods last year.   The decline for both periods was primarily due to the Conrail Reorganization (see Note 1) and lower expenses related to the Shared Assets Areas.

Depreciation expense increased $23 million in the third quarter and $30 million in the first nine months of 2004, compared with the same periods of 2003, largely as a result of the Conrail Reorganization (see Note 1).   NS Rail recently received the results of a depreciation study from an independent firm of engineers. The results of the study, which were implemented in Sept. 2004, will reduce future depreciation expense by approximately $16 million annually.

Diesel fuel expenses increased $12 million, or 14%, in the third quarter and $28 million, or 10%, in the first nine months, compared with the same periods last year, reflecting higher average prices and higher consumption, the effects of which were partially offset by fuel hedge benefits and an $8 million foreign line fuel credit.   The hedging program produced benefits of $41 million and $90 million in the third quarter and first nine months of 2004, compared with benefits of $11 million and $45 million for the same periods of 2003, respectively.   No new hedges have been entered into since May of 2004.   Accordingly, if diesel fuel prices remain at their current levels, or increase further, diesel fuel expense will be higher going forward.   (See Note 2 for the percentage of estimated future diesel fuel consumption hedged.)   Recently enacted legislation will repeal the 4.3¢ per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1¢ per gallon from Jan. 1, 2005 through June 30, 2005 ; 2¢ per gallon from July 1, 2005 through Dec. 31, 2006 ; and by the full 4.3¢ thereafter.   NS Rail consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expense decreased $12 million, or 27%, in the third quarter and $33 million, or 23%, in the first nine months, compared with the same periods last year.   The declines reflected favorable claims development for both loss and damage and personal injury claims.   In addition, the third quarter of 2003 was burdened with unfavorable personal injury claims development.

Other expense increased $7 million, or 10%, in the third quarter, and $23 million, or 11%, in the first nine months, compared with the same periods of last year.   The increases were largely the result of higher property taxes and sales and use tax.

Other Income (Expense) - Net

Other income (expense) - net was an expense of $85 million in the third quarter and $244 million in the first nine months of 2004, compared with expenses of $60 million and $176 million, respectively, for the same periods of 2003.   Both increases reflected expenses related to new investments.   In June 2004, NS Rail purchased a 40.5% membership interest in a limited liability company (LLC) that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in tax credits as well as expenses related to the investments.   The expenses are recorded as a component of "Other income (expense) - net," and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.   The synthetic-fuel tax credits are subject to reduction if the average price for oil for a year exceeds a certain amount as determined under the tax laws.   Given current oil market conditions, it is possible that these tax credits could be reduced for 2005.   Such a reduction in tax credits would be accompanied by a reduction in the expenses related to the investments although the net effect would be to reduce the projected returns on the investment.

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS Rail's railroad employees are covered by collective bargaining agreements with various labor unions.   These agreements remain in effect until changed pursuant to the Railway Labor Act.   Moratorium provisions in the agreements permitted NS Rail and the unions to propose such changes in late 1999; negotiations at the national level commenced shortly thereafter.   Agreements were subsequently negotiated with the Brotherhood of Maintenance of Way Employes, the United Transportation Union, the International Brotherhood of Boilermakers and Blacksmiths, the Transportation Communications International Union, the American Train Dispatchers Association, the Brotherhood of Railroad Signalmen and the Brotherhood of Locomotive Engineers and Trainmen.   These agreements cover approximately 21,500 (or 90%) of NS Rail employees.   The railroads and the International Brotherhood of Electrical Workers agreed to resolve their negotiations through arbitration and a decision is pending.   Agreements have not yet been reached with the International Association of Machinists and Aerospace Workers, the Sheet Metal Workers International Association, the National Conference of Fireman and Oilers, and the International Longshoreman Association.   Negotiations for the next round of bargaining will commence in late 2004.

Market Risks and Hedging Activities

NS Rail uses derivative financial instruments to reduce, in part, the risk of volatility in its diesel fuel costs and to manage its overall exposure to fluctuations in interest rates.

The intent of the diesel fuel hedging program has been to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability, through the use of one or more types of derivative instruments.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.   After taking into account the effect of hedging, diesel fuel costs represented 7% of NS Rail's operating expenses for the third quarter of 2004.

However, with fuel prices near historic highs and fuel surcharges being collected under certain tariffs and contracts, NS Rail has not entered into additional hedges since May 2004.   Consequently, the past pattern of entering into regular monthly swaps may not be indicative of future hedging activity.

As of Sept. 30, 2004 , through swap transactions, NS Rail has hedged approximately 61% of expected 2004 diesel fuel requirements for the remainder of the year, and 36% and 4% of expected requirements for 2005 and 2006, respectively.   The effect of the hedges is to yield an average cost of 84 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease from current diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $36 million as of Sept. 30, 2004 ..

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed- and floating-rate debt instruments and by entering into interest-rate hedging transactions to achieve an appropriate mix within its debt portfolio.

As of Sept. 30, 2004 , NS Rail's debt subject to interest rate fluctuations totaled $487 million.   A 1% increase in short-term interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Sept. 30, 2004 , the average pay rate under these agreements was 2%, and the average receive rate was 7%.   The effect of the swaps was to reduce interest expense by $1 million and $3 million in the third quarters of 2004 and 2003, respectively, and by $5 million and $7 million for the first nine months of 2004 and 2003, respectively.   A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan ..   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Surface Transportation Board's Oversight of Conrail

In July 1998, the STB approved the "Conrail Transaction" whereby the assets of Conrail were divded into allocated assets (assets transferred to PRR and NYC and operated by NSR and CSXT, respectively) and Shared Assets Areas (assets retained and operated by CRC for the benefit of NS and CSX).   In approving the Conrail Transaction in 1998, the STB had imposed numerous conditions to ensure that the acquisition of Conrail did not result in any competitive problems.   In addition, the STB established general oversight for 5 years to monitor annually the progress of implementation of the Conrail Transaction and the workings of the various conditions imposed and retained jurisdiction to impose additional conditions, if necessary, to address any harms caused by the Conrail Transaction.   On Oct. 20, 2004 , the STB issued its fifth and final decision arising out of its retention of general oversight jurisdiction.   This decision terminates all further reporting requirements by NS and CSX, with one exception:   that the existing operational monitoring reporting requirements with respect to the Shared Assets Areas remain in place to provide the STB with otherwise unavailable data about Shared Assets Areas operations.   In its decision, the STB also declined to impose any new requirements or constraints on NS, CSX or Conrail and denied all requests for substantive relief by commenting parties.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

The information required by this item is included in Part I, Item 2, "Management's Narrative Analysis of the Results of Operations" on page 19 under the heading "Market Risks and Hedging Activities."

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

NSR's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of Sept. 30, 2004.   Based on such evaluation, such officers have concluded that, as of Sept. 30, 2004 , NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

(b) Changes in Internal Controls.

During the first nine months of 2004, management has not identified any changes in NS Rail's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS Rail's internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:
4(a)

The Indenture, dated August 27, 2004 , among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation's Form 10-Q filed on October 28, 2004 ..

4(b)

The First Supplemental Indenture, dated August 27, 2004, among PRR Newco, Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation's Form 10-Q filed on October 28, 2004.

10(o)

Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Railway Company's Form 8-K filed on September 2, 2004.

10(p)

Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Conrail Inc. and Consolidated Rail Corporation, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Railway Company's Form 8-K filed on September 2, 2004.

10(q)

Operating Agreement Termination Agreement, dated as of August 27, 2004 , between Pennsylvania Lines LLC and Norfolk Southern Railway Company, is incorporated herein by reference to Exhibit 10.3 to Norfolk Southern Railway Company's Form 8-K filed on September 2, 2004 ..

	31	Rule 13a-14(a)/Rule 15d-14(a) Certifications.
	32	Section 1350 Certifications.
(b)	Reports on Form 8-K:

A report on Form 8-K was filed on September 2, 2004, advising that Norfolk Southern Railway Company and its parent Norfolk Southern Corporation entered into two material definitive agreements, terminated a material definitive agreement and acquired assets, all in connection with the restructuring of Conrail, and attaching as an exhibit (1) the Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc.; (2) Amendment No. 5 to the Transaction Agreement, dated as of August 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Conrail Inc. and Consolidated Rail Corporation; (3) Tax Allocation Agreement, dated as of August 27, 2004, by and among Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC; (4) Operating Agreement Termination Agreement, dated as of August 27, 2004, between Pennsylvania Lines LLC and Norfolk Southern Railway Company; and (5) Norfolk Southern Railway Company and CSX Transportation, Inc. Joint Press Release, dated August 30, 2004.

A report on Form 8-K was filed on August 24, 2004, advising that Norfolk Southern Railway Company and CSX Transportation, Inc. issued a joint press release announcing the results of: (i) the offer to exchange new unsecured debt securities guaranteed by Norfolk Southern Railway Company and CSX Transportation, Inc. and cash for existing unsecured debt securities of Consolidated Rail Corporation and (ii) the consent solicitation related to the restructuring of the secured debt of Consolidated Rail Corporation, and attaching as an exhibit the related press release.

A report on Form 8-K was filed on August 9, 2004 , advising that Norfolk Southern Railway Company, CSX Transportation, Inc. and Consolidated Rail Corporation issued a joint press release announcing the increased cash consideration and other terms to their exchange offer and consent solicitation, and attaching as an exhibit the related press release.

A report on Form 8-K was filed on July 30, 2004, updating financial information contained in Norfolk Southern Railway Company's Registration Statement on Form S-4 (File No. 333-114795) which was declared effective on July 26, 2004, and attaching as exhibits the following: (1) Ranking of the Indebtedness of CSX Transportation, Inc. and Norfolk Southern Railway Company; (2) Selected Historical Financial Data of Consolidated Rail Corporation as of June 30, 2004; (3) Unaudited Pro Forma Financial Information of Consolidated Rail Corporation as of June 30, 2004; (4) Management's Discussion and Analysis of Financial Condition and Results of Operations of Consolidated Rail Corporation as of June 30, 2004; (5) Unaudited Pro Forma Financial Information of Norfolk Southern Railway Company as of June 30, 2004; (6) Norfolk Southern Railway Company Capitalization; (7) Norfolk Southern Railway Company Ratio of Earnings to Fixed Charges; and (8) Unaudited Consolidated Financial Statements of Consolidated Rail Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORFOLK SOUTHERN RAILWAY COMPANY

Registrant

Date:	October 28, 2004	/s/ Reginald J. Chaney
Reginald J. Chaney
Corporate Secretary (Signature)

Date:	October 28, 2004	/s/ Marta R. Stewart
Marta R. Stewart
Vice President and Controller
(Principal Accounting Officer) (Signature)

Exhibit Index

Electronic

Submission
Exhibit
Number	Description

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.