Form 10-K
period 2004-12-31
NORFOLK SOUTHERN RAILWAY CO /VA/
filed 2005-03-02
CIK 92275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington , D.C.   20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Title of each class so registered. Each class registered on New York Stock Exchange: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)      No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004 : 16,668,997

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No ( X )

The aggregate market value of the voting common equity held by nonaffiliates as of June 30, 2004 was zero.

The registrant meets the conditions set forth in General Instruction ( I )(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Table of Contents

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

PART I

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

Item 1.   Business. and Item 2.   Properties .

In accordance with General Instruction ( I )(2)(d), the registrant is providing reduced disclosure for Items 1, Business, and 2, Properties.   For Item 1, the registrant furnishes below a brief description of the business done by the registrant and its subsidiaries during the most recent fiscal year, which, in the opinion of management, indicates the general nature and scope of the business of the registrant and its subsidiaries.   For Item 2, the registrant furnishes below a brief description of the material properties of the registrant and its subsidiaries to the extent, in the opinion of management, necessary for an understanding of the business done by the registrant and its subsidiaries.

General - Norfolk Southern Railway Company (Norfolk Southern Railway or NSR) was incorporated in 1894 under the name Southern Railway Company (Southern) in the Commonwealth of Virginia and, together with its consolidated subsidiaries (collectively, NS Rail), is primarily engaged in the transportation of freight by rail.

On June 1, l982, Southern and Norfolk and Western Railway Company (N&W) became subsidiaries of Norfolk Southern Corporation (NS), a transportation holding company.   Effective Dec. 31, 1990 , NS transferred all the common stock of N&W to Southern, and Southern's name was changed to Norfolk Southern Railway Company.   Effective Sept. 1, 1998 , N&W was merged with and into Norfolk Southern Railway.   All the equity securities of Norfolk Southern Railway are owned directly, or indirectly, by NS.   NS common stock is publicly held and listed on the New York Stock Exchange.

Norfolk Southern Railway makes available free of charge through the website www.nscorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

CONRAIL CORPORATE REORGANIZATION - On August 27, 2004 , NS, CSX Corporation (CSX) and Conrail Inc. (Conrail) completed a reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSX Transportation, Inc. (CSXT) of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Corporate Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Corporate Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).   In connection with the Conrail Corporate Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.   As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail's debtholders .   See Note 2 to the Consolidated Financial Statements.

TRIPLE CROWN SERVICES COMPANY CAPITAL CONTRIBUTION - On Aug. 27, 2004 , NS contributed 500 shares of TCS Leasing, Inc. (TCS Leasing) common stock to the capital of NSR.   TCS Leasing indirectly owns a 50% partnership interest in Triple Crown Services Company (Triple Crown).   As a result of the Conrail Corporate Reorganization, NSR became the indirect owner of the remaining partnership interest in Triple Crown.   Accordingly, Triple Crown is now included in NS Rail's consolidated financial statements.   See Note 2 to the Consolidated Financial Statements.

RAILROAD OPERATIONS - As of Dec. 31, 2004 , NS Rail operated approximately 21,300 miles of road.   The miles operated, which includes leased lines between Cincinnati , Ohio and Chattanooga , Tennessee , and trackage rights over property owned by North Carolina Railway Company, were as follows:

	Mileage Operated as of Dec. 31, 2004

			Passing
		Second and	Track,	Way and
	Miles of	Other Main	Crossovers	Yard
	Road	Track	and Turnouts	Switching	Total

Owned	16,389	2,808	2,095	8,632	29,924
Operated under lease, contract
or trackage rights	4,947	1,978	417	969	8,311
Total	21,336	4,786	2,512	9,601	38,235

NS Rail's lines carry raw materials, intermediate products and finished goods primarily in the Southeast, East and Midwest , and via interchange with other rail carriers, to and from the rest of the United States and parts of Canada .   These lines also transport overseas freight through several Atlantic and Gulf Coast ports.   Atlantic ports served by NS Rail include:   the Ports of New York/New Jersey; Philadelphia, Pennsylvania/Camden, New Jersey; Baltimore, Maryland; Wilmington, Delaware; Norfolk, Virginia; Morehead City, North Carolina; Charleston, South Carolina; Savannah and Brunswick, Georgia; and Jacksonville, Florida.   Gulf Coast ports served include Mobile , Alabama and New Orleans , Louisiana .

NS Rail's lines reach most of the larger industrial and trading centers of the Southeast, Northeast, Mid-Atlantic region and Midwest .   Chicago, Norfolk, Detroit, Atlanta, Metropolitan New York City, Jacksonville, Kansas City (Missouri), Baltimore, Buffalo, Charleston, Cleveland, Columbus, Philadelphia, Pittsburgh, Toledo, Greensboro, Charlotte and Savannah are among the leading centers originating and terminating freight traffic on the system.   In addition, haulage arrangements with connecting carriers allow NS Rail to provide single-line service to and from additional markets, including haulage provided by Florida East Coast Railway Company to serve southern and eastern Florida, including the port cities of Miami, West Palm Beach and Fort Lauderdale; and haulage provided by The Kansas City Southern Railway Company to provide transcontinental intermodal service via a connection in Dallas, Texas with the Burlington Northern and Santa Fe Railway Company.   Service is provided to New England , including the Port of Boston , via haulage, trackage rights and interline arrangements with Canadian Pacific Railway Company and Guilford Transportation Industries.   The system's lines also reach many individual industries, electric generating facilities, mines (in western Virginia , eastern Kentucky , southern and northern West Virginia and western Pennsylvania ), distribution centers, transload facilities and other businesses located in smaller communities in its service area.   The traffic corridors carrying the heaviest volumes of freight include those from the New York City area to Chicago (via Allentown and Pittsburgh ); Chicago to Jacksonville (via Cincinnati , Chattanooga and Atlanta ); Appalachian coal fields of Virginia , West Virginia and Kentucky , to Norfolk , Virginia and Sandusky , Ohio ; Cleveland to Kansas City ; and Knoxville to Chattanooga .   Chicago , Memphis , Sidney/Salem, Illinois , New Orleans , Kansas City, Buffalo , St. Louis and Meridian , Mississippi are major gateways for interterritorial system traffic.

Triple Crown Operations - Triple Crown, NS Rail's intermodal subsidiary, offers door-to-door intermodal service using RoadRailer ® equipment and domestic containers.   RoadRailer ® units are enclosed vans that can be pulled over highways in tractor-trailer configuration and over the rails by locomotives.   Triple Crown provides intermodal service in major traffic corridors, including those between the Midwest and the Northeast, the Midwest and the Southeast, and the Midwest and Texas .

RAILWAY OPERATING REVENUES - NS Rail's total railway operating revenues were $7.2 billion in 2004.

COAL TRAFFIC  -  Coal, coke and iron ore -- most of which is bituminous coal -- is NS Rail's largest commodity group as measured by revenues.   NS Rail handled a total of 181 million tons in 2004, most of which originated on NS Rail's lines in West Virginia , Virginia , Pennsylvania and Kentucky .   Revenues from coal, coke and iron ore accounted for about 24% of NS Rail's total railway operating revenues in 2004.

GENERAL Merchandise Traffic  -  General merchandise traffic is composed of five major commodity groupings:  automotive; chemicals; metals and construction; agriculture, consumer products and government; and paper, clay and forest products.   The automotive group includes finished vehicles for BMW, DaimlerChrysler, Ford Motor Company, General Motors, Honda, Isuzu, Jaguar, Land Rover, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Suzuki, Toyota and Volkswagen, and auto parts for Ford Motor Company, General Motors, Mercedes-Benz and Toyota .   The chemicals group includes sulfur and related chemicals, petroleum products, chlorine and bleaching compounds, plastics, rubber, industrial chemicals, chemical wastes and municipal wastes.   The metals and construction group includes steel, aluminum products, machinery, scrap metals, cement, aggregates, bricks and minerals.   The agriculture, consumer products and government group includes soybeans, wheat, corn, fertilizer, animal and poultry feed, food oils, flour, beverages, canned goods, sweeteners, consumer products, ethanol and items for the military.   The paper, clay and forest products group includes lumber and wood products, pulp board and paper products, wood fibers, wood pulp, scrap paper and clay.   General merchandise carloads handled in 2004 were 2.88 million, compared with 2.78 million handled in 2003, an increase of 4%.   General merchandise revenues accounted for about 56% of NS Rail's total railway operation revenues.

In 2004, 141 million tons of general merchandise freight, or approximately 67% of total general merchandise tonnage handled by NS Rail, originated online.   The balance of general merchandise traffic was received from connecting carriers at interterritorial gateways.   The principal interchange points for NS Rail-received traffic included Chicago , Memphis , New Orleans , Cincinnati , Kansas City, Detroit , Hagerstown , St. Louis/East St. Louis and Louisville .

INTERMODAL TRAFFIC - The intermodal market consists of shipments moving in trailers, domestic and international containers, and Roadrailer ® equipment.   These shipments are handled on behalf of intermodal marketing companies, international steamship lines, truckers and other shippers.   Intermodal units handled in 2004 were 2.89 million, compared with 2.47 million handled in 2003, an increase of 17%.   Intermodal revenues accounted for about 20% of NS Rail's total railway operating revenues.

FREIGHT RATES - In 2004, NS Rail continued its reliance on private contracts and exempt price quotes as the predominant pricing mechanism.   Thus, a major portion of NS Rail's freight business is not currently economically regulated by the government.   In general, market forces have been substituted for government regulation and now are the primary determinant of rail service prices.   However, in 2004 there were significant coal movements moving under common carrier (tariff) rates that had previously moved under rates contained in transportation contracts.   Beginning Jan. 1, 2002, coal moving to Duke Energy's (Duke) Belew's Creek, Allen, Buck and Dan River generating stations moved under common carrier rates and beginning April 1, 2002, coal moving to Carolina Power and Light's (CP&L) Hyco and Mayo plants moved under common carrier rates.   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS Rail's tariff rates for the transportation of coal were unreasonable.   On Oct. 20, 2004 , in a consolidated decision the STB found NS Rail's rates to be reasonable in both cases.   At the STB's invitation, Duke and CP&L have each initiated proceedings to determine whether phasing constraints should apply.   Although management has made an estimate of the ultimate resolution of these cases, the uncertainty of future developments in the Duke case and (or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   See the discussion of the rate cases in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In 2004, NS Rail was found by the STB not to be "revenue adequate" based on results for the year 2003.   A railroad is "revenue adequate" under the applicable law when its return on net investment exceeds the rail industry's composite cost of capital.   This determination is made pursuant to statutory requirement and does not adversely impact NS Rail's liquidity or capital resources.

PASSENGER OPERATIONS - Regularly scheduled passenger trains are operated by Amtrak on NS Rail's lines between Alexandria and New Orleans , Louisiana ; between Greensboro and Selma , North Carolina ; between Chicago , Illinois , and Detroit , Michigan ; and between Chicago and Harrisburg , Pennsylvania .   Commuter trains are operated on the NS Rail line between Manassas and Alexandria in accordance with contracts with two transportation commissions of the Commonwealth of Virginia .   NS Rail also leases the Chicago to Manhattan , Illinois , line to the Commuter Rail Division of the Regional Transportation Authority of Northeast Illinois.   NS Rail

operates lines on which Amtrak conducts regularly scheduled passenger operations.   In addition, NS Rail provides freight service over lines with significant ongoing Amtrak and commuter passenger operations, and is conducting freight operations over some trackage owned by Amtrak or by New Jersey Transit, the Southeastern Pennsylvania Transportation Authority, Metro-North Commuter Railroad Company and Maryland DOT.   Finally, passenger operations are conducted either by Amtrak or by the commuter agencies over trackage owned by Conrail in the Shared Assets Areas.

RAILWAY PROPERTY

The NS Rail system extends across 22 states, the District of Columbia and portions of Canada .   The railroad infrastructure makes the company capital intensive with total property of approximately $20 billion.   Of the approximately 38,200 total miles of track operated, NS Rail had responsibility for maintaining about 31,000 miles of track with the remainder being operated under trackage rights.   Over 75% of the main line trackage (including first, second, third and branch main tracks, all excluding trackage rights) has rail ranging from 131 to 155 pounds per yard with the standard installation currently at 141 pounds per yard.   Approximately 40% of NS Rail's lines carried 20 million or more gross tons per track mile.

The following table summarizes certain information about track roadway additions and replacements during the past five years:

	2004	2003	2002	2001	2000

Track miles of rail installed	246	233	235	254	390
Miles of track surfaced	5,055	5,105	5,270	3,836	3,687
New crossties installed (millions)	2.5	2.8	2.8	1.5	1.5

Equipment - As of Dec. 31, 2004 , NS Rail owned or leased the following units of equipment:

	Number of Units			Capacity
	Owned*	Leased**	Total	of Equipment

Locomotives:				(Horsepower)
Multiple purpose	3,323	151	3,474	11,902,650
Switching	207	--	207	303,700
Auxiliary units	74	--	74	--
Total locomotives	3,604	151	3,755	12,206,350

Freight cars:				(Tons)
Hopper	19,911	822	20,733	2,183,236
Box	18,712	2,175	20,887	1,641,530
Covered hopper	9,399	2,678	12,077	1,316,489
Gondola	30,300	8,010	38,310	4,093,691
Flat	2,928	1,342	4,270	328,376
Caboose	251	--	251	--
Other	3,701	--	3,701	184,599
Total freight cars	85,202	15,027	100,229	9,747,921

Other:
Work equipment	5,612	3	5,615
Vehicles	4,761	--	4,761
Highway trailers and
containers	877	9,987	10,864
Roadrailer ®	6,498	--	6,498
Miscellaneous	1,546	16,256	17,802
Total other	19,294	26,246	45,540

* Includes equipment leased to outside parties and equipment subject to equipment trusts, conditional sale agreements and capitalized leases.
** Includes 18 locomotives and 6,813 freight cars leased from CRC.

As of Dec. 31, 2004 , the average age of the locomotive fleet was 16.8-- years.   During 2004, 50 locomotives, the average age of which was 22.9 years, were retired.   The average age of the freight car fleet at Dec. 31, 2004 , was 27.6 years.   Between 1988 and 2000, about 29,000 coal cars were rebodied .   As a result, the remaining serviceability of the freight car fleet is greater than may be inferred from the average age of the fleet.   During 2004, 1,829 freight cars were retired.

	Annual Average Bad Order Ratio
	2004	2003	2002	2001	2000

Freight cars (excluding cabooses):
NS Rail	7.4%	7.4%	8.1%	6.9%	5.7%
Locomotives:
NS Rail	6.3%	6.2%	6.3%	5.8%	5.5%

Ongoing freight car and locomotive maintenance programs are intended to ensure the highest standards of safety, reliability, customer satisfaction and equipment marketability.   The freight car bad order ratio rose in 2000, 2001 and 2002 as a result of decreased maintenance activity.   The decline in 2003 reflected an increase in maintenance activity as well as the retirement of unserviceable units.   The locomotive bad order ratio includes units out of service for required inspections every 92 days and program work such as overhauls.   The elevated ratio through 2004 reflected units out of service related to the resumption of maintenance and modification activities.

Encumbrances - Certain railroad equipment is subject to the prior lien of equipment financing obligations amounting to approximately $930 million as of Dec. 31, 2004 , and $880 million as of Dec. 31, 2003 .

Microwave System - The NS Rail microwave system, consisting of approximately 7,400 radio route miles, 423 core stations, 14 secondary stations and 5 passive repeater stations, provides communications between most operating locations.   The microwave system is used primarily for voice communications, VHF radio control circuits, data and facsimile transmissions, traffic control operations and AEI data transmissions.

Traffic Control - Of the approximately 16,400 route miles owned by NS Rail, 11,052 miles are signalized, including 8,030 miles of centralized traffic control (CTC) and 3,022 miles of automatic block signals.   Of the 8,030 miles of CTC, 2,565 miles are controlled by data radio originating at 197 base radio sites.

Computers - A computer network consisting of a centralized data center in Atlanta , Georgia , and various distributed computers throughout the company connects the yards, terminals, transportation offices, rolling stock repair points, sales offices and other key system locations.   Operating and traffic data are processed and stored to provide customers with information on their shipments throughout the system.   Computer systems provide current information on the location of every train and each car on line, as well as related waybill and other train and car movement data.   In addition, the computer systems are utilized to assist management in the performance of a variety of functions and services including payroll, car and revenue accounting, billing, material management activities and controls, and special studies.

Environmental Matters - Compliance with federal, state and local laws and regulations relating to the protection of the environment is a principal NS Rail goal.   To date, such compliance has not affected materially NS Rail's capital additions, earnings, liquidity or competitive position.   See the discussion of "Environmental Matters" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 16 to the Consolidated Financial Statements.

Employees - NS Rail employed an average of 28,057 railroad employees in 2004, compared with an average of 28,363 employees in 2003 (including NS' employees who provide management services to NS Rail).   The approximate average cost per employee during 2004 was $59,000 in wages and $28,000 in employee benefits.

Substantially all of NS Rail's non-management employees are covered by collective bargaining agreements with 14 different labor unions.   See the discussion of "Labor Agreements" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The relaxation of economic regulation of railroads, begun over two decades ago under the Staggers Rail Act of 1980 has continued.   Significant exemptions are TOFC/COFC (i.e., "piggyback") business, rail boxcar traffic, lumber, manufactured steel, automobiles and certain bulk commodities such as sand, gravel, pulpwood and wood chips for paper manufacturing.   Transportation contracts on regulated shipments effectively remove those shipments from regulation as well.   About 75% of NS Rail's freight revenues come from either exempt traffic or traffic moving under transportation contracts.

Efforts may be made in 2005 to re-subject the rail industry to unwarranted federal economic regulation.   The Staggers Rail Act of 1980, which substantially reduced such regulation, encouraged and enabled rail carriers to innovate and to compete for business, thereby contributing to the economic health of the nation and to the revitalization of the industry.   Accordingly, NS Rail will oppose efforts to reimpose unwarranted economic regulation.

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

Item 3. Legal Proceedings .

None.

Item 4.   Submission of Matters to a Vote of Security Holders .

The information called for by Item 4 is omitted in accordance with General Instruction ( I )(2)(c).

PART II

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters .

COMMON STOCK

Since June 1, 1982 , NS has owned all the common stock of Norfolk Southern Railway Company.   The common stock is not publicly traded.

Item 6.   Selected Financial Data .

The information called for by Item 6 is omitted in accordance with General Instruction ( I )(2)(a).

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .

The information called for by Item 7 is omitted in accordance with General Instruction ( I )(2)(a).   However, pursuant to the same instructions, the registrant provides herein management's narrative analysis of the results of operations.

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

SUMMARIZED RESULTS OF OPERATIONS

2004 Compared with 2003

Net income was $772 million in 2004, up $285 million, or 59%, compared with net income of $487 million in 2003.   Results in 2003 included a $104 million benefit related to the cumulative effect of changes in accounting principles (see Note 1).   Income before accounting changes was $772 million, up $389 million, or 102%, compared with $383 million in 2003.   The increase was the result of higher income from railway operations.   In addition, the comparison was affected by the costs of a voluntary separation program (see Note 13) which reduced income by $107 million in 2003.

DETAILED RESULTS OF OPERATIONS

Railway Operating Revenues

Railway operating revenues were $7.2 billion in 2004.   The following table presents a two-year comparison of revenues by market group (prior year amounts have been reclassified to conform to the current market groupings).

Revenues by Market Group

	2004	2003
	($ in millions)

Coal	$1,728	$1,500
General merchandise:
Automotive	954	936
Chemicals	864	772
Metals/construction	818	699
Agriculture/consumer products/
government	727	688
Paper/clay/forest	684	634
General merchandise	4,047	3,729

Intermodal	1,401	1,061

Total	$7,176	$6,290

In 2004, revenues increased 14%, reflecting a 32% improvement in intermodal revenues (which includes all of Triple Crown's revenues as of Aug. 27, 2004 - see Note 2), a 9% rise in general merchandise revenues, and a 15% increase in coal revenues.   All general merchandise market groups except automotive posted volume increases over 2003.   As shown in the following table, the revenue improvement was the result of higher traffic volumes and increased average revenues.   The favorable revenue per unit/mix variance was driven by higher average revenue per unit that reflected higher rates and increased fuel surcharges, offset in part by the effects of a 17% increase in lower-priced intermodal traffic volume.

Revenue Variance Analysis
Increases (Decreases)
2004 vs. 2003
($ in millions)

Volume	$553
Revenue per unit/mix	333
Total	$886

COAL revenues increased $228 million, or 15%, versus 2003.   Traffic volume (carloads) increased 5% primarily due to higher export, utility and metallurgical coal volumes, which offset declines in coke and iron ore.   Revenue per unit increased 10%, reflecting higher rates, fuel surcharges, a favorable change in the mix of traffic (the rate of increase in longer haul traffic exceeded that of short haul traffic) and improved loading productivity (increased tons per car).   Coal, coke and iron ore represented 24% of total railway operating revenues in 2004, and 83% of NS Rail's coal shipments originated on lines it operates.

Total Coal, Coke and Iron Ore Carloads

	2004	2003
	(Cars in thousands)

Utility	1,222.4	1,188.5
Export	157.0	116.5
Domestic metallurgical	214.0	213.8
Other	97.4	95.8
Total	1,690.8	1,614.6

Utility coal volume increased 3%, compared to 2003, as electricity production was up almost 2% in NS Rail's service region responding to higher demand driven by a rebounding U.S. economy.   Utilities increased burn to meet the heavier electricity demand and a new rail unloading facility began operating in April 2004 at a northern utility.   Utility coal stockpiles were below target levels across NS Rail's service area due in part to the increased demand for coal-fired electric generation.   Increased demand for Eastern U.S. coal prompted some customers to ship coals from non-traditional coal fields in Wyoming and Colorado in addition to more imported coal.   In response, Appalachian coal production increased slightly in 2004 following declines in 2003 and 2002.

NS Rail is involved in rate cases with two of its utility customers, Duke Energy (Duke) and Carolina Power & Light (CP&L).   In 2002, Duke and CP&L filed rate reasonableness complaints at the STB alleging that NS Rail's tariff rates for the transportation of coal were unreasonable.   On Oct. 20, 2004 , in a consolidated decision, the STB found NS Rail's rates to be reasonable in both cases.   At the STB's invitation, Duke and CP&L each initiated proceedings to determine whether phasing constraints should apply.   As the STB has explained, the phasing constraint is an independent constraint relating not to the reasonableness of a rate, but to the reasonableness of collecting it immediately.   The Interstate Commerce Commission (the predecessor to the STB) had previously issued guidelines for phasing.   These guidelines indicate that phasing of a rate increase will only be required where the party seeking such relief demonstrates the need for it with specificity.   In balancing the equities of the particular phasing request, the STB will consider factors including the requirements of the railroads, the magnitude of the proposed increase, the magnitude of past increases, the dependence of the utility on coal, the economic conditions in the final destination market and the economic conditions in the coal supply area.

The phasing constraint has never been invoked by a complainant utility in a rate case, and the STB has never applied it.   Therefore, it is unknown how the STB would balance the above factors, whether it would find the phasing constraint applicable, and if it did, whether phasing would be ordered retroactively or prospectively or both.   Additionally, Duke and CP&L have appealed the October 2004 STB decision on reconsideration to the D.C. Circuit Court of Appeals.   Although management has made an estimate of the ultimate resolution of these cases , due to these uncertainties, future developments in the Duke case and(or) the CP&L case may result in adjustments that could have a favorable or unfavorable material impact on results of operations in a particular quarter or year.   Over the long term, management believes the STB decisions in the Duke and CP&L proceedings will help support improved pricing for coal transportation services.

Export coal volume increased 35% in 2004, compared to 2003, due to sustained strong global demand for high quality metallurgical coal and China 's continued growing consumption of coal for steel production and electricity generation.   The devaluation of the dollar resulted in lower U.S. coal prices relative to Australian and Canadian coal prices which made U.S. coals more economical in traditional European markets.   In addition, ocean vessel rates continued to favor U.S. coals.   Volume through Baltimore and Norfolk increased dramatically.   Baltimore was up approximately 24,000 carloads, or 159%, and Norfolk was up approximately 16,000 carloads, or 16%.   However, U.S. exports in 2004 were constrained by the tight coal supply from Eastern coal mines.

Domestic metallurgical coal, coke and iron ore volume was flat in 2004 when compared to 2003.   Metallurgical coal was up 12%.   However, this was offset by declines in domestic coke and iron ore volumes, principally due to reduced production at an NS-served producer.

Other coal volumes increased 2% versus 2003, primarily due to new business and the recovery of the U.S.   economy .

GENERAL MERCHANDISE traffic volume (carloads) increased 4% in 2004 compared to 2003, and revenues increased 9%, principally due to improved volumes in all but the automotive business group, higher average revenues across all business groups and increased fuel surcharges.

Automotive traffic volume decreased 2% in 2004 compared to 2003, primarily due to reduced automotive production at Ford and GM, partially offset by increased production at Toyota and Honda.   In contrast, revenues increased 2%, reflecting pricing improvements and fuel surcharge increases.

Chemicals traffic volume increased 5% and revenues increased 12% in 2004, compared with 2003, reflecting manufacturers' increased demand across all chemical business groups.   Feedstocks and plastic shipments were up as inventories were restocked in anticipation of higher product prices related to increased natural gas costs and new propane and asphalt terminals in the Southeast added carloads.   Revenue per unit reflected higher prices to meet market conditions and fuel surcharges.

Metals and construction traffic volume increased 10% and revenue increased 17% in 2004 compared with 2003.   The improvement was primarily due to increased production at NS-served integrated mills and mini-mills, the conversion of truck business to rail resulting from a shortage of flatbed trucks as well as higher scrap metal volumes resulting from expanded alliances with key scrap metal shippers and access to new scrap processors and steel mills.   Construction traffic volume benefited from increased residential, commercial and highway construction.

Agriculture, consumer products and government traffic volume increased 2% and revenue increased 6% in 2004 compared with 2003, driven by ethanol and fertilizer shipments.   Ethanol traffic increased 59% primarily due to the opening of the Northeast market to ethanol as a gasoline additive.   Fertilizer was up 7% year-over- year , reflecting higher domestic shipments to industrial customers and increased exports of phosphates, principally to China .   Revenue per unit improved 3% as a result of changes in traffic mix such as increased ethanol traffic and more long haul feed shipments as well as higher prices.

Paper, clay and forest products traffic volume increased 1% and revenue increased 8% in 2004 compared with 2003, reflecting yield improvements in all segments except newsprint, together with higher printing paper, newsprint, pulp board and kaolin shipments as U.S. paper production and demand for paper products strengthened in 2004.   Revenue per unit improved 6% principally as a result of price increases but also aided by increased fuel surcharges.

INTERMODAL volume increased 17% and revenue (which now includes all of Triple Crown's revenue - see Note 2) increased 32% in 2004 compared with 2003.   Strong demand was driven by an expanding economy led by

higher consumer spending, industrial production and international trade, in addition to constraints in truck and other railroad's capacity.   International steamship volume was up 15%, tied to the growth in U.S. trade volumes through east and west coast ports.   Truckload volume increased 28% as a result of new business with traditional truckload companies.   Premium business, which includes parcel and LTL carriers, grew 15% principally due to new parcel service between Chicago and New Jersey .   Triple Crown Services Company increased volume by 8% through an expanded trailer fleet and growth in its geographic coverage.   Revenue per unit improved 6%, reflecting value-based pricing and fuel surcharges.

Railway Operating Expenses

Railway operating expenses increased 4% in 2004 compared to 2003.   Expenses in 2003 included $107 million of costs related to a voluntary separation program to reduce the size of the workforce, while there was no such program in 2004.   Accordingly, the absence of the voluntary separation program in 2004 resulted in a 3% reduction in the 2004 to 2003 year-over-year comparison.   Carloads increased 9% in 2004 compared with 2003.

The railway operating ratio, which measures the percentage of railway operating revenues consumed by railway operating expenses, was 79.1% in 2004, compared with 86.4% in 2003.   The voluntary separation costs added 1.7 percentage points to the 2003 ratio.

The following table shows the changes in railway operating expenses summarized by major classifications.

Operating Expense Variances
Increases (Decreases)

2004 vs. 2003*
($ in millions)

Compensation and benefits	$83
Materials, services and rents	120
Conrail rents and services	(115)
Depreciation	90
Diesel fuel	69
Casualties and other claims	(30)
Other	27
Total	$244

* Includes $107 million of costs related to NS' voluntary separation in 2003.

Compensation and benefits represented 30% of total railway operating expenses and increased 5% in 2004 compared to 2003.   Expenses in 2004 reflected higher volume-related train and engine payroll expenses, up $39 million; higher wage rates, which added $37 million; and increased stock-based compensation, up $24 million: and higher management and locomotive engineer performance-based compensation, which was up $20 million. These increases were offset by lower nonagreement workforce levels, saving $24 million, as well as the absence of the $107 million expense of the voluntary separation program.

The Railroad Retirement and Survivors' Improvement Act, which took effect Jan. 1, 2002, allows for investment of Tier II assets in a diversified portfolio through the National Railroad Retirement Investment Trust.   The law also provides a mechanism for automatic adjustment of Tier II payroll taxes should the trust assets fall below a four-year reserve or exceed a six-year reserve.   As a result, the employers' portion of Tier II retirement payroll taxes have been reduced from 14.2% in 2003 to 13.1% in 2004 and 12.6% in 2005 and thereafter.    However, these savings are expected to continue to be substantially offset by higher payroll taxes on increased wages and a higher wage base.

Materials, services and rents includes items used for the maintenance of railroad lines, structures and equipment; the costs of services purchased from outside contractors, including the net costs of operating joint (or leased) facilities with other railroads; and the net cost of equipment rentals.   This category of expenses increased 6% in 2004 compared to 2003.

The 2004 increase was the result of higher purchased services, up $100 million, including higher costs for volume-related intermodal services such as loading of containers and trailers and drayage.   In addition, locomotive and freight car maintenance expenses rose $23 million, and equipment rents increased $33 million.

Equipment rents, which include the cost to NS Rail of using equipment (mostly freight cars) owned by other railroads or private owners, less the rent paid to NS Rail for the use of its equipment, increased 10% in 2004 compared to 2003.   The increase in 2004 was principally due to increased volume-related intermodal shipments and the absence of favorable settlements that benefited 2003.

Locomotive repair costs increased in 2004, due to more maintenance activity related to the increase in business coupled with the age of the fleet.

Conrail rents and services decreased 24% in 2004 compared to 2003.   This item includes amounts due to CRC for operation of the Shared Assets Areas.   Prior to the Conrail Corporate Reorganization, this category also included amounts due to PRR for use of its operating properties and equipment.   The decline was primarily driven by the Conrail Corporation Reorganization.

Depreciation expense increased 18% in 2004 compared to 2003.   The increase in 2004 was primarily the result of the Conrail Corporation Reorganization (see Note 2) and substantial levels of capital spending (see Note 1, "Properties," for NS Rail's depreciation policy).

In 2004, NS received the results of a depreciation study from an independent firm of engineers.   The results of the study, which were implemented in Sept. 2004, prospectively reduced depreciation expenses by approximately $17 million annually.

Diesel fuel expenses increased 18% in 2004, a result of a 13% rise in the average price per gallon (which includes hedge benefits) and a 6% increase in consumption.   Expenses in 2004 included a benefit of $140 million from the diesel fuel hedging program compared with a $59 million benefit in 2003 (see "Market Risks and Hedging Activities," below and Note 15).

Recently enacted legislation will repeal the 4.3 cents per gallon excise tax on railroad diesel fuel and inland waterway fuel by 2007, with the following phased reductions in 2005 and 2006:   by 1 cent per gallon from Jan. 1, 2005, through June 30, 2005; 2 cents per gallon from July 1, 2005, through Dec. 31, 2006; and by the full 4.3 cents thereafter.   NS Rail consumes approximately 500 million gallons of diesel fuel per year.

Casualties and other claims expenses (including the estimates of costs related to personal injury, property damage and environmental matters) decreased 16% in 2004 compared to 2003.   The decline reflected favorable personal injury and freight claims development and higher insurance settlements, partially offset by increased derailment expenses.

On Jan. 6, 2005 , a derailment occurred in Graniteville , SC.   NS Rail expects the first quarter of 2005 to reflect operating expenses related to this incident of between $30 million and $40 million (pretax).   The amount includes NS Rail's self-insured retention under its insurance policies, as well as other uninsured costs.   Although potential losses may exceed self-insured retention amounts, NS Rail expects at this time that insurance coverage is adequate to cover such potential claims or settlements.   This amount does not include any fines or penalties that could be imposed.

The largest component of casualties and other claims expense is personal injury costs.   In 2004, cases involving occupational injuries comprised about one-third of total employee injury cases resolved and 24% of the total payments made.   With its long-established commitment to safety, NS Rail continues to work actively to eliminate all employee injuries and to reduce the associated costs.   With respect to occupational injuries, which are not caused by a specific accident or event, but result from a claimed exposure over time, the benefits of any existing safety initiatives may not be realized immediately.   These types of claims are being asserted by former or retired employees, some of which have not been actively employed in the rail industry for decades.

The rail industry remains uniquely susceptible to litigation involving job-related accidental injury and occupational claims because of the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system, which covers employee claims for job-related injuries, produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.

NS Rail is covered by substantial amounts of commercial insurance for potential third-party liability and property damage claims.   It also retains reasonable levels of risk through self-insurance (see Note 16).

Other expenses increased 9% in 2004 compared to 2003, primarily attributable to higher property and sales and use taxes.

Other Expense - Net

Other expense - net was $293 million in 2004 compared with $220 million in 2003.   The increase reflects losses generated by an investment in a limited liability company that owns and operates facilities that produce synthetic fuel from coal (see the discussion of tax credit investments below).   In June 2004, NS Rail purchased a membership interest in a limited liability company that owns and operates facilities that produce synthetic fuel from coal.   The production of synthetic fuel results in expenses related to the investments as well as tax credits.   The expenses are recorded as a component of "Other expense - net," and the tax credits, as well as tax benefits related to the expenses, are reflected in the provision for income taxes.

Income Taxes

Income tax expense in 2004 was $395 million for an effective rate of 34%, compared with an effective rate of 37% in 2003.   In 2004, the effective rate was reduced by tax credits from synthetic fuel related investments.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   These estimates and assumptions may require significant judgment about matters that are inherently uncertain, and future events are likely to occur that may require management to change them.   Accordingly, management regularly reviews these estimates and assumptions based on historical experience, changes in the business environment and other factors that management believes to be reasonable under the circumstances.   Management discusses the development, selection and disclosures concerning critical accounting estimates with the Audit Committee of NS' Board of Directors.

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

NS Rail's net pension benefit, which is included in "Compensation and benefits" on its Consolidated Income Statement, was $36 million for the year ended Dec. 31, 2004 ..   In recording this amount, NS Rail assumed a long-term investment rate of return of 9%.   Investment experience of the pension fund over the past 10-, 15- and 20-year periods has been in excess of 10%.   A one percentage point change to this rate of return assumption would result in an $18 million change to the pension credit and, as a result, an equal change in "Compensation and benefits" expense.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings

and mortality would not be expected to have a material effect on NS Rail's net pension benefit or net pension asset in the future.   The net pension asset is recorded at its net present value using a discount rate that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

NS Rail's net cost for other postretirement benefits, which is included in the management fee from NS, was $49 million for the year ended Dec. 31, 2004 .   In recording this expense and valuing the net liability for other postretirement benefits, which is included in "Other benefits" as disclosed in Note 13, management estimated future increases in health-care costs.   These assumptions, along with the effect of a one percentage point change in them, are described in Note 13.

Properties and Depreciation

Most of NS Rail's total assets are comprised of long-lived railway properties (see Note 6).   As disclosed in Note 1, NS Rail's properties are depreciated using group depreciation.   Rail is depreciated primarily on the basis of use measured by gross-ton miles.   Other properties are depreciated generally using the straight-line method over the lesser of estimated service or lease lives.   NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows.   Assets that are deemed impaired as a result of such review are recorded at the lesser of carrying amount or fair value.

NS Rail's depreciation expense is based on management's assumptions concerning service lives of its properties as well as the expected net salvage that will be received upon their retirement.   These assumptions are the product of periodic depreciation studies that are performed by a firm of consulting engineers.   These studies analyze NS Rail's historical patterns of asset use and retirement and take into account any expected change in operation or maintenance practices.   NS Rail's recent experience with these studies has been that while they do result in changes in the rates used to depreciate its properties, these changes have not caused a significant effect to its annual depreciation expense.   The studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study.   Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the affected class of property.   NS Rail's "Depreciation expense" for the year ended Dec. 31, 2004 , amounted to $588 million.   NS Rail's weighted-average depreciation rates for 2004 are disclosed in Note 6; a one-tenth percentage point increase (or decrease) in these rates would have resulted in a $26 million increase (or decrease) to NS Rail's depreciation expense.

Personal Injury, Environmental and Legal Liabilities

NS Rail's expense for "Casualties and other claims" amounted to $153 million for the year ended Dec. 31, 2004 .   Most of this expense was composed of NS Rail's accrual related to personal injury liabilities (see discussion of FELA in the discussion captioned "Casualties and other claims" on page 14).   Job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads.   FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   In all cases, NS Rail records a liability when the expected loss for the claim is both probable and estimable.

NS Rail engages an independent consulting actuarial firm to aid in valuing its personal injury liability and determining the amount to accrue during the year.   For employee personal injury cases, the actuarial firm studies NS Rail's historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   An estimate of the ultimate amount of the liability, which includes amounts for incurred but unasserted claims, is based on the results of this analysis.   For occupational injury claims, the actuarial firm studies NS Rail's history of claim filings, severity, payments and other relevant facts.   Additionally, the estimate of the ultimate loss for occupational injuries includes a provision for those claims that have been incurred but not reported by projecting NS Rail's experience into the future as far as can be reasonably determined.   NS Rail has recorded this actuarially determined liability.   The liability is dependent upon many individual judgments made as to the specific case reserves as well as the judgments of the consulting actuary and management in the periodic studies.   Accordingly, there could be significant changes in the liability, which NS Rail would recognize when such a change became known.   The most recent actuarial study was performed as of Sept. 30, 2004 , and resulted in a slight decrease to NS Rail's personal injury liability during the fourth quarter.   While the liability recorded is supported by the most recent study, it is reasonably possible that the liability could be higher or lower.

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

Operating expenses for environmental matters totaled approximately $11 million in 2004, and capital expenditures totaled approximately $9 million in 2004.

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $64 million at Dec. 31, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Dec. 31, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Corporate Reorganization and relates to sites on the former PRR properties.   At Dec. 31, 2004 , the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 210 identified locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 210 locations, certain NS Rail subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

Income Taxes

NS Rail's net long-term deferred tax liability totaled $7,843 million at Dec. 31, 2004 (see Note 4).   This liability is estimated based on the expected future tax consequences of items recognized in the financial statements.   After application of the federal statutory tax rate to book income, judgment is required with respect to the timing and deductibility of expenses in the corporate income tax returns.   For state income and other taxes, judgment is also required with respect to the apportionment among the various jurisdictions.   A valuation allowance is recorded if management expects that it is more likely than not that its deferred tax assets will not be realized.   NS Rail has a valuation allowance of $2 million on $634 million of deferred tax assets as of Dec. 31, 2004 , reflecting the expectation that most of these assets will be realized.   In addition, NS Rail has a recorded liability for its estimate of potential income tax exposures.   Management believes this liability for potential exposure to be adequate.   Income tax expense is adjusted to the extent the final outcome of these matters differs from the amounts recorded.   For every one half percent change in the 2004 effective tax rate, net income would have changed by $6 million.

OTHER MATTERS

Labor Agreements

Approximately 24,000 of NS Rail's railroad employees are covered by collective bargaining agreements with various labor unions.  These agreements remain in effect until changed pursuant to the Railway Labor Act.  NS Rail largely bargains in concert with other major railroads. Moratorium provisions in the labor agreements govern when the railroads and the unions may propose labor agreement changes.  Such proposals were made in late 1999 and, since that time, NS Rail has reached agreements with most of the major rail labor organizations to settle that round of bargaining.  These agreements cover approximately 93% of NS Rail contract employees.  Tentative agreements subject to ratification have also been reached with the National Conference of Firemen and Oilers and the Sheet Metal Workers International Association.   A 1999 bargaining round agreement has not yet been reached with the International Association of Machinists.  On or after November 1, 2004 , the railroads and the rail labor unions served new proposals to begin the next bargaining round.  The outcome of the negotiations cannot be determined at this point.

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

Diesel fuel costs represented 8% of NS Rail's operating expenses for 2004.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for any month within any 36-month period.

As of Dec. 31, 2004 , through swap transactions, NS Rail has hedged approximately 36% of expected 2005 diesel fuel requirements.   The effect of these hedges is to yield an average cost of 83 cents per hedged gallon, including federal taxes and transportation.   A 10% decrease in diesel fuel prices would reduce NS Rail's asset related to the swaps by approximately $24 million as of Dec. 31, 2004 .

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

At Dec. 31, 2004 , NS Rail's debt subject to interest rate fluctuations totaled $476 million.   A 1% increase in interest rates would increase NS Rail's total annual interest expense related to all its variable debt by approximately $5 million.   Management considers it unlikely that interest rate fluctuations applicable to these instruments will result in a material adverse effect on NS Rail's financial position, results of operations or liquidity.

Some of NS Rail's capital leases, which carry an average fixed rate of 7%, were effectively converted to variable rate obligations using interest rate swap agreements.   On Dec. 31, 2004 , the average pay rate under these agreements was 3%, and the average receive rate was 7%.   During 2004, the effect of the swaps was to reduce interest expense by $6 million.   A portion of the lease obligations is payable in Japanese yen.   NS Rail eliminated the associated exchange rate risk at the inception of each lease with a yen deposit sufficient to fund the yen-denominated obligation.   Most of these deposits are held by foreign banks, primarily Japanese.   As a result, NS Rail is exposed to financial market risk relative to Japan .   Counterparties to the interest rate swaps and Japanese banks holding yen deposits are major financial institutions believed by management to be creditworthy.

Proposed Legislation and Regulations on Safety and Transportation of Hazardous Materials

Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents.   Federal regulators would also be required to prescribe new regulations governing railroads' transportation of hazardous materials.   If enacted, such legislation and regulations could impose significant additional costs on railroads including NS Rail.   In addition, certain local governments have sought to enact ordinances banning, or requiring disclosures with respect to, hazardous materials moving by rail within their borders.   If promulgated and upheld, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs and network inefficiencies.   Accordingly, NS Rail will oppose efforts to impose unwarranted regulation in this area.

Inflation

In preparing financial statements, U.S. generally accepted accounting principles require the use of historical cost that disregards the effects of inflation on the replacement cost of property.   NS Rail, a capital-intensive company, has most of its capital invested in such assets.   The replacement cost of these assets, as well as the related depreciation expense, would be substantially greater than the amounts reported on the basis of historical cost.

FORWARD-LOOKING STATEMENTS

This management's narrative analysis of the results of operations contains forward-looking statements that may be identified by the use of words like "believe," "expect," "anticipate" and "project." Forward-looking statements reflect management's good-faith evaluation of information currently available. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; changes in securities and capital markets; and natural events such as severe weather, floods and earthquakes. Forward-looking statements are not, and should not be relied upon as, a guaranty of future performance or results. Nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. As a result, actual outcomes and results may differ materially from those expressed in forward-looking statements.   NS Rail undertakes no obligation to update or revise forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .

The information required by this item is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Market Risks and Hedging Activities."

Item 8.   Financial Statements and Supplementary Data .

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	23

Consolidated Statements of Income
Years ended Dec. 31, 2004 , 2003 and 2002	24

Consolidated Balance Sheets
As of Dec. 31, 2004 and 2003	25

Consolidated Statements of Cash Flows
Years ended Dec. 31, 2004 , 2003 and 2002	26

Consolidated Statements of Changes in Stockholder's Equity
Years ended Dec. 31, 2004 , 2003 and 2002	27

Notes to Consolidated Financial Statements	28

The Index to Consolidated Financial Statement Schedule in Item 15	53

R eport of Independent Registered Public Accounting Firm

The Board of Directors

Norfolk Southern Railway Company:

We have audited the accompanying consolidated balance sheets of Norfolk Southern Railway Company and subsidiaries, a wholly owned subsidiary of Norfolk Southern Corporation, as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2004.   In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15( A ) 2 .   These consolidated financial statements and financial statement schedule are the responsibility of Norfolk Southern Railway Company's management.   Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norfolk Southern Railway Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2003 , Norfolk Southern Railway Company adopted Financial Accounting Standards Board Statement No. 143, Accounting for Asset Retirement Obligations, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ KPMG LLP

Norfolk , Virginia

February 28, 2005

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Income

	Years ended Dec. 31,
	2004	2003	2002
	($ in millions)

Railway operating revenues	$7,176	$6,290	$6,095

Railway operating expenses
Compensation and benefits (Note 13)	1,719	1,636	1,540
Materials, services and rents	2,090	1,970	1,832
Conrail rents and services (Note 2)	362	477	466
Depreciation (Note 2)	588	498	499
Diesel fuel	449	380	342
Casualties and other claims	153	183	172
Other	317	290	273

Railway operating expenses	5,678	5,434	5,124

Income from railway operations	1,498	856	971

Other expense - net (Note 3)	(293)	(220)	(221)
Interest expense on debt (Note 6)	(38)	(24)	(30)

Income before income taxes	1,167	612	720

Provision for income taxes (Note 4)	395	229	278

Income before accounting changes	772	383	442

Cumulative effect of changes in accounting
principles, net of taxes (Note 1)	--	104	--

Net income	$772	$487	$442

See accompanying notes to consolidated financial statements.

24

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Balance Sheets

	As of Dec. 31,
	2004	2003
	($ in millions)
Assets
Current assets:
Cash and cash equivalents	$561	$257
Short-term investments	90	--
Accounts receivable net of allowance for doubtful accounts of $9 million and $6 million, respectively (Note 2)	154	121
Materials and supplies	104	91
Deferred income taxes (Note 4)	170	175
Other current assets	235	159
Total current assets	1,314	803

Investments (Notes 5 and 14)	1,328	779
Properties less accumulated depreciation (Notes 2 and 6)	20,201	11,346
Other assets	724	684
Total assets	$23,567	$13,612

Liabilities and stockholder's equity
Current liabilities:
Accounts payable (Note 7)	$974	$890
Income and other taxes	178	168
Due to NS - net (Note 2)	1,029	781
Due to Conrail (Note 2)	78	81
Other current liabilities (Note 7)	142	112
Current maturities of long-term debt (Note 8)	263	102
Total current liabilities	2,664	2,134

Long-term debt (Notes 2 and 8)	1,291	813
Other liabilities (Note 10)	1,088	1,033
Due to NS (Note 2)	874	--
Due to Conrail (Note 2)	--	716
Deferred income taxes (Notes 2 and 4)	7,843	4,372
Total liabilities	13,760	9,068

Stockholder's equity:
Common stock (Note 11)	167	167
Additional paid-in capital (Note 2)	6,336	721
Accumulated other comprehensive income (Note 12)	507	323
Retained income	2,797	3,333
Total stockholder's equity	9,807	4,544

Total liabilities and stockholder's equity	$23,567	$13,612

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Cash Flows

	Years Ended Dec. 31,
	2004	2003	2002
	($ in millions)
Cash flows from operating activities
Net income	$772	$487	$442
Reconciliation of net income to net cash
provided by operating activities:
Net cumulative effect of changes in accounting principles	--	(104)	--
Depreciation	590	499	500
Deferred income taxes	207	166	186
Gains and losses on properties and investments	(35)	(34)	(22)
Changes in assets and liabilities affecting operations:
Accounts receivable (Note 2)	(49)	(4)	35
Materials and supplies	(12)	4	(8)
Other current assets	(15)	(12)	1
Income tax liabilities	62	19	49
Other short-term liabilities	114	41	17
Other - net	2	15	(107)
Net cash provided by operating activities	1,636	1,077	1,093

Cash flows from investing activities
Property additions	(1,010)	(705)	(661)
Property sales and other transactions	47	65	20
Investments, including short-term	(215)	(103)	(73)
Investment sales and other transactions	41	107	45
Net cash used for investing activities	(1,137)	(636)	(669)

Cash flows from financing activities
Dividends (Note 2)	--	(3)	(3)
Other paid-in capital	10	--	--
Advances to NS (Note 2)	(195)	(398)	(633)
Advances and repayments from NS (Note 2)	10	28	--
Redemption of preferred shares (Note 11)	--	(43)	--
Proceeds from borrowings	202	261	344
Debt repayments	(222)	(159)	(169)

Net cash used for financing activities	(195)	(314)	(461)

Net increase (decrease) in cash and cash equivalents	304	127	(37)

Cash and cash equivalents
At beginning of year	257	130	167

At end of year	$561	$257	$130

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amounts capitalized)	$43	$41	$49
Income taxes	$128	$42	$35

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Consolidated Statements of Changes in Stockholder's Equity

				Accum .
				Other
	Serial		Additional	Compre -
	Preferred	Common	Paid-In	hensive	Retained
	Stock	Stock	Capital	Income	Income	Total
	($ in millions, except per share amounts)

Balance Dec. 31, 2001	$55	$167	$706	$215	$3,678	$4,821

Comprehensive income
Net income					442	442
Other comprehensive
income				51		51
Total comprehensive
income						493
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Noncash dividends on
Common Stock					(501)	(501)
Capital contribution			3			3

Balance Dec. 31, 2002	$55	$167	$709	$266	$3,616	$4,813

Comprehensive income
Net income					487	487
Other comprehensive
income (Note 12)				57		57
Total comprehensive
income						544
Serial preferred stock,
$2.60 per share cash
dividend					(3)	(3)
Redemption of preferred shares	(43)					(43)
Noncash dividends on
Common Stock (Note 2)					(767)	(767)
Capital contribution (Note 2)	(12)		12			--
	--	167	721	323	3,333	4,544
Balance Dec. 31, 2003

Comprehensive income
Net income					772	772
Other comprehensive
income (Note 12)				184		184
Total comprehensive
income						956
Noncash dividends (Note 2)					(1,308)	(1,308)
Capital contribution (Note 2)			5,615			5,615

Balance Dec. 31, 2004	$--	$167	$6,336	$507	$2,797	$9,807

See accompanying notes to consolidated financial statements.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Notes to Consolidated Financial Statements

The following Notes are an integral part of the Consolidated Financial Statements.

1.   Summary of Significant Accounting Policies

Description of Business

Norfolk Southern Railway Company (NSR), together with its consolidated subsidiaries (collectively NS Rail), is engaged principally in the rail transportation business, operating approximately 21,300 route miles, primarily in the East and Midwest . These consolidated financial statements include NSR and its majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NS Rail transports raw materials, intermediate products and finished goods classified in the following market groups (percent of total railway operating revenues): coal (24%); intermodal (20%); automotive (13%); chemicals (12%); metals/construction (11%); agriculture/consumer products/government (10%); and paper/clay/forest products (10%).   Ultimate points of origination or destination for some of the freight (particularly coal bound for export and intermodal containers) are outside of the United States . Substantially all of NS Rail's employees are covered by collective bargaining agreements with 14 different labor unions.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, income taxes, and pension and postretirement benefits. Changes in facts and circumstances may result in revised estimates.

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

Properties

"Properties" are stated principally at cost and are depreciated using group depreciation. Rail is depreciated primarily on the basis of use measured by gross ton-miles. Other properties are depreciated generally using the straight-line method over estimated service or lease lives. NS Rail capitalizes interest on major capital projects during the period of their construction.   Expenditures, including those on leased assets, that extend an asset's useful life or increase its utility are capitalized. Maintenance expense is recognized when repairs are performed. When properties other than land and nonrail assets are sold or retired in the ordinary course of business, the cost of the assets, net of sale proceeds or salvage, is charged to accumulated depreciation and no gain or loss is recognized through income. Gains and losses on disposal of land and nonrail assets are included in "Other expense - net" (see Note 3).

NS Rail reviews the carrying amount of properties whenever events or changes in circumstances indicate that such carrying amount may not be recoverable based on future undiscounted cash flows. Assets that are deemed impaired as a result of such review are recorded at the lower of carrying amount or fair value.

Revenue Recognition and Allowance for Doubtful Accounts

Transportation revenue is recognized proportionally as a shipment moves from origin to destination. Refunds are recorded as a reduction to revenues based on management's best estimate of projected liability.   Switching, demurrage and other incidental service revenue is recognized when the services are performed.

To determine its allowance for doubtful accounts NS Rail evaluates historical loss experience, which has not been significant, the characteristics of current accounts, as well as general economic conditions and trends.

Derivatives

NS Rail does not engage in the trading of derivatives. NS Rail uses derivative financial instruments to reduce the risk of volatility in its diesel fuel costs and in the management of its mix of fixed- and floating-rate debt. Management has determined that these derivative instruments qualify as either fair-value or cash-flow hedges, having values that highly correlate with the underlying hedged exposures and have designated such instruments as hedging transactions.   Income and expense related to the derivative financial instruments is recorded in the same category as generated by the underlying asset or liability. Credit risk related to the derivative financial instruments is considered to be minimal and is managed by requiring high credit standards for counterparties and periodic settlements (see Note 15).

Required Accounting Changes in 2003

NS Rail adopted Financial Accounting Standards Board ( FASB ) Statement No. 143, "Accounting for Asset Retirement Obligations," (SFAS No. 143) effective Jan. 1, 2003, and recorded a $100 million net adjustment ($165 million before taxes) for the cumulative effect of this change in accounting on years prior to 2003.   Pursuant to SFAS No. 143, the cost to remove crossties must be recorded as an expense when incurred; previously these removal costs were accrued as a component of depreciation.   This change in accounting lowered depreciation expense (because the depreciation rate for crossties no longer reflects cost to remove) and increased compensation and benefits and other expenses (for the costs to remove retired assets).   The net effect to total railway operating expenses and net income was not material.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the 2004 presentation.

2.   Related Parties

General

Norfolk Southern Corporation (NS) is the parent holding company of NSR.   Rail operations are coordinated at the holding company level by the NS Vice Chairman and Chief Operating Officer.   NS charges NS Rail a fee for management services it performs for NS Rail (which totaled $606 million, including a $38 million markup in 2004; $686 million, including a $43 million markup in 2003; and $522 million, including a $32 million markup in 2002). In addition, NS charges NS Rail a revenue-based licensing fee (which totaled $107 million in 2004, $93 million in 2003 and $91 million in 2002) for use of certain intangible assets owned by NS.

NS Rail owns 20,907,125 shares of NS common stock.

Operations Over Conrail's Lines

Overview

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

Conrail Corporate Reorganization

On Aug. 27, 2004 , NS, CSX and Conrail completed a reorganization of Conrail (Conrail Corporate Reorganization), which established direct ownership and control by NSR and CSXT of two former CRC subsidiaries, Pennsylvania Lines LLC (PRR) and New York Central Lines LLC (NYC), respectively.   Prior to the Conrail Corporate Reorganization, NSR operated the routes and assets of PRR and CSXT operated the routes and assets of NYC, each in accordance with operating and lease agreements.   Pursuant to the Conrail Corporate Reorganization, the operating and lease agreements were terminated and PRR and NYC were merged into NSR and CSXT, respectively.   The reorganization did not involve the Shared Assets Areas and did not affect the competitive rail service provided in the Shared Assets Areas.   Conrail continues to own, manage and operate the Shared Assets Areas as previously approved by the Surface Transportation Board (STB).   In connection with the Conrail Corporate Reorganization, NS, CSX and Conrail obtained a ruling from the Internal Revenue Service (IRS) regarding certain tax matters, and the STB approved the transaction.

As a part of the Conrail Corporate Reorganization, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail's debtholders .   Prior to the restructuring, there were two series of unsecured public debentures with an outstanding principal amount of approximately $800 million and 13 series of secured debt with an outstanding principal amount of approximately $300 million.   Guaranteed debt securities were offered in an approximate 58%/42% ratio in exchange for Conrail's unsecured debentures.   Of the $800 million unsecured public debentures, $779 million were tendered and accepted for exchange.   Upon completion of the transaction as described in various SEC filings, the new debt securities became direct unsecured obligations of NSR and CSXT, respectively, and rank equally with all existing and future senior unsecured debt obligations, if any, of NSR and CSXT.   Except for interest payments made in relation to the consummation of the exchange, these new debt securities have maturity dates, interest rates and principal and interest payment dates identical to those of the respective series of Conrail's unsecured debentures.   In addition, these new debt

securities have covenants substantially similar to those of the publicly traded debt securities of NS and CSX, respectively.

Conrail's secured debt and lease obligations remain obligations of Conrail and are supported by leases and subleases which are the direct lease and sublease obligations of NSR or CSXT.

On Aug. 27, 2004 , NS made a contribution of capital of the assets and liabilities of PRR to NS Rail.   The assets and liabilities of PRR are reflected in their respective line items in NS Rail's Consolidated Balance Sheet and amounts due to PRR were extinguished.   The following summarizes the effect of the transaction on NS Rail's Consolidated Balance Sheet ($ in millions):

Properties	$8,368
Extinguishment of amounts due to PRR	870
Other assets and liabilities, net	177
Deferred income taxes	(3,113)
Long-term debt, including current maturities	(734)
Net assets received	$5,568

The amounts shown above for the net assets received are at NS' basis and reflect the fair value of such assets.   Properties have been valued based on information received from an independent valuation consultant.   Debt has been recorded at fair value based on interest rates at the time of the Conrail Corporate Reorganization.

On the Consolidated Income Statement, "Conrail rents and services" is reduced as a result of the transaction.   After the Conrail Corporate Reorganization, "Conrail rents and services" reflects only the expenses associated with the Shared Assets Areas, and other expenses (primarily the depreciation related to the PRR assets) are reflected in their respective line items.   The transaction did not significantly affect net income in 2004.   Prospectively, the depreciation related to the assets received combined with the interest on the new debt will be lower than the rent paid for the use of PRR assets and, therefore, will result in a small annual increase of approximately 5% to net income.

Shared Assets Areas

CRC owns and operates certain properties (the Shared Assets Areas) for the joint and exclusive benefit of NSR and CSXT.   NSR and CSXT pay CRC a fee for joint and exclusive access to the Shared Assets Areas.   In addition, NSR and CSXT pay, based on usage, the costs incurred by CRC to operate the Shared Assets Areas.   Future minimum lease payments due to CRC under the Shared Assets Areas agreements are as follows ($ in millions):

2005	$33
2006	34
2007	34
2008	34
2009	34
2010 and subsequent years	517
Total	$686

Operating lease expense related to the Shared Assets Areas as well as the agreements in place before the Conrail Corporate Reorganization related to operation of the PRR routes and assets, all of which is included in "Conrail rents and services," amounted to $363 million in 2004, $478 million in 2003 and $468 million in 2002.

NS Rail's Consolidated Balance Sheet at Dec. 31, 2004 , includes $17 million of liabilities related to the original Conrail transaction, principally for contractual obligations to Conrail employees imposed by the STB when it approved the transaction.   Through Dec. 31, 2004 , NS Rail has paid $168 million of such costs.

NS Rail provides certain general and administrative support functions to Conrail, the fees for which are billed in accordance with several service-provider arrangements and amount to approximately $7 million annually.

Prior to the Conrail Corporate Reorganization, a significant portion of the payments made to PRR was borrowed back from a subsidiary of PRR under a note due in 2032.   Amounts outstanding under this note comprised the long‑term balance of "Due to Conrail."   "Due to Conrail" included in current liabilities is composed principally of amounts related to expenses included in "Conrail rents and services," as discussed above.

Noncash Dividends

NSR declared and issued to NS noncash dividends of $450 million in 2004, $767 million in 2003 and $501 million in 2002, which were settled by reduction of NSR's interest-bearing advances due from NS.   In 2004, NSR declared and issued to NS a noncash dividend of $858 million of all the shares of Pennsylvania Investment Company, Inc, whose principal asset is an interest-bearing loan due from NSR.   Noncash dividends are excluded from the Consolidated Statements of Cash Flows.

Intercompany Accounts

	Dec. 31,
	2004	2003
		Average		Average
		Interest		Interest
	Balance	Rate	Balance	Rate
	($ in millions)

Current:
Advances due from NS	$65	2%	$68	2%
Advances and notes due to NS	(1,094)	2%	(849)	2%
Due to NS - net	(1,029)		(781)

Long-term:
Advances and notes due to NS	(874)	3%	--

Interest is applied to certain advances at the average NS yield on short-term investments and to the notes at specified rates.   "Other expense - net" includes interest on amounts due from NS of $10 million in 2004, $10 million in 2003 and $12 million in 2002.

"Other interest expense" includes interest on amounts due to NS of $9 million in 2004, $8 million in 2003 and $10 million in 2002.

Sale of Accounts Receivable

NS Rail sells, without recourse, to a bankruptcy-remote special-purpose NS subsidiary, a pool of accounts receivable.   NS Rail services and collects the sold receivables; however, no servicing asset or liability has been recognized because the benefits of servicing are estimated to be just adequate to compensate NS Rail for its responsibilities.   Payments collected from sold receivables are remitted to the special-purpose NS subsidiary, which, in turn, reinvests the amounts by purchasing new receivables from NS Rail.   NS Rail has no retained interest in the sold receivables.   Under the terms of the sale agreement, the receivables are treated as sold and, accordingly, $599 million at Dec. 31, 2004 , and $528 million at Dec. 31, 2003 , of sold receivables are not included on the balance sheet of NS Rail.   Fees associated with the sale, which are based on historical dilution and prevailing interest rates, are included in "Other expense - net" (see Note 3).

Intercompany Federal Income Tax Accounts

In accordance with the NS Tax Allocation Agreement, intercompany federal income tax accounts are recorded between companies in the NS consolidated group. NS Rail had long-term intercompany federal income tax payables (which are included in "Deferred income taxes" in the Consolidated Balance Sheets) of $1,026 million at Dec. 31, 2004 , and $994 million at Dec. 31, 2003 .

Capital Contributions

On Aug. 27, 2004 , NS contributed 500 shares of TCS Leasing, Inc. (TCS Leasing) common stock to the capital of NSR.   TCS Leasing indirectly owns a 50% partnership interest in Triple Crown Services Company (Triple Crown).   As a result of the Conrail Corporate Reorganization, NSR became the indirect owner of the remaining partnership interest in Triple Crown.   Accordingly, Triple Crown is now included in NS Rail's consolidated financial statements.   The following summarizes the effect of the transaction on NS Rail's Consolidated Balance Sheet ($ in millions):

Properties	$102
Long-term debt, including current maturities	(44)
Other assets and liabilities, net	(19)
Capital contribution	$39

On the Consolidated Income Statement, NS Rail's revenues and expenses increased as a result of including amounts for Triple Crown after Aug. 27, 2004 (previously, these line items included only the railroad's portion of Triple Crown's revenues and expenses); however, the inclusion of Triple Crown had no significant effect on "Income from railway operations" and "Net income."   Prospectively, the inclusion of Triple Crown will increase annual revenues and expenses by approximately 3% each.

In 2004, NS Rail recognized an $8 million noncash capital contribution for benefits it received related to tax credits generated by a nonrail subsidiary of NS.   In 2003, NS made a noncash capital contribution of the Norfolk Southern Railway preferred shares it held concurrent with their redemption (see Note 11).

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

3.   Other Expense - Net

	2004	2003	2002
	($ in millions)

Rental income	$44	$42	$40
Gains from sales of properties and investments	35	34	22
Interest income (Note 2)	16	14	17
Dividends from NS	8	6	6
Corporate-owned life insurance - net	2	21	--
Discount on sales of accounts receivable (Note 2)	(307)	(307)	(258)
Equity in earnings (losses) of partnerships and LLCs	(53)	(1)	--
Other interest expense (Note 2)	(28)	(19)	(44)
Taxes on nonoperating property	(5)	(3)	(2)
Other - net	(5)	(7)	(2)
Total	$(293)	$(220)	$(221)

"Other current assets" in the Consolidated Balance Sheets includes prepaid interest on corporate-owned life insurance borrowings of $44 million at Dec. 31, 2004 , and $48 million at Dec. 31, 2003 .

4.   Income Taxes

Provision for Income Taxes

2004		2003	2002
	($ in millions)
Current:
Federal	$145	$56	$86
State	43	7	6
Total current taxes	188	63	92

Deferred:
Federal	186	130	148
State	21	36	38
Total deferred taxes	207	166	186

Provision for income taxes	$395	$229	$278

Reconciliation of Statutory Rate to Effective Rate

Total income taxes as reflected in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate tax rate as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	($ in millions)

Federal income tax at statutory rate	$408	35	$215	35	$252	35
State income taxes, net of federal
tax benefit	42	4	28	4	28	4
Tax credits	(48)	(4)	(1)	--	(1)	--
Other - net	(7)	(1)	(13)	(2)	(1)	--
Provision for income taxes	$395	34	$229	37	$278	39

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Dec. 31,
	2004	2003
	($ in millions)
Deferred tax assets:
Reserves, including casualty and other claims	$181	$193
Retiree health and death benefit obligations	179	155
Taxes, including state and property	254	230
Other	20	14
Total gross deferred tax assets	634	592
Less valuation allowance	(2)	--
Net deferred tax asset	632	592

Deferred tax liabilities:
Property	(6,874)	(3,527)
Unrealized holding gains	(266)	(172)
Other	(139)	(96)
Total gross deferred tax liabilities	(7,279)	(3,795)

Intercompany federal tax payable - net	(1,026)	(994)

Net deferred tax liability	(7,673)	(4,197)
Net current deferred tax assets	170	175

Net long-term deferred tax liability	$(7,843)	$(4,372)

Net deferred income tax liabilities increased by $3,113 million in 2004 as a result of the Conrail Corporate Reorganization (see Note 2).   Except for amounts for which a valuation allowance has been provided, management believes that it is more likely than not that the result of future operations will generate sufficient taxable income to realize the deferred tax assets.   The valuation allowance at the end of each year relates to subsidiary net operating losses that may not be utilized prior to their expiration.   The total valuation allowance increased from less than $1 million in 2003 to $2 million in 2004.

Internal Revenue Service (IRS) Reviews

Consolidated federal income tax returns have been examined and Revenue Agent Reports have been received for all years up to and including 1999.   The consolidated federal income tax returns for 2000 through 2003 are being audited by the IRS.   The IRS examination for 2000 and 2001 is expected to be completed in the first half of 2005.   Management believes that adequate provision has been made for any additional taxes and interest thereon that might arise as a result of IRS examinations.

5.   Investments

	Dec. 31,
	2004	2003
	($ in millions)
Marketable equity securities at fair value (Note 14)	$758	$498
Corporate-owned life insurance at net cash surrender value	257	226
Investments utilizing equity method	308	50
Investments carried at cost	5	5
Total	$1,328	$779

6.   Properties

	Dec. 31,		Depreciation
	2004	2003	Rate for 2004
	($ in millions)
Railway property:
Road	$19,479	$11,169	3.0%
Equipment	6,661	5,594	4.2%
Other property	105	94	3.9%
	26,245	16,857
Less accumulated depreciation	(6,044)	(5,511)
Net properties	$20,201	$11,346

Properties increased $8,470 in 2004 as a result of the Conrail Corporate Reorganization as well as the Triple Crown capital contribution (see Note 2).   Railway property includes $618 million at Dec. 31, 2004 , and $477 million at Dec. 31, 2003 , of assets recorded pursuant to capital leases.

Capitalized Interest

Total interest cost incurred on debt in 2004, 2003 and 2002 was $48 million, $36 million and $41 million, respectively, of which $10 million, $12 million and $11 million was capitalized.

7.   Current Liabilities

	Dec. 31,
	2004	2003
	($ in millions)
Accounts payable:
Accounts and wages payable	$507	$434
Casualty and other claims	221	217
Vacation liability	115	113
Equipment rents payable - net	106	103
Other	25	23
Total	$974	$890

Other current liabilities:
Liabilities for forwarded traffic	$46	$37
Retiree health and death benefit obligations (Note 13)	45	38
Interest payable	29	10
Accrued Conrail-related costs (Note 2)	17	21
Other	5	6
Total	$142	$112

8.   Debt

Long-Term Debt

	Dec. 31,
	2004	2003
	($ in millions)
Equipment obligations at an average rate of 4.3%, maturing to 2014	$563	$607
Debentures at an average rate of 9.2%, maturing to 2043	452	--
Capitalized leases at an average rate of 3.5%, maturing to 2024	370	274
Other debt at an average rate of 1.5%, maturing to 2013	29	35
Discounts and premiums, net	140	(1)
Total long-term debt	1,554	915
Current maturities	(263)	(102)
Long-term debt less current maturities	$1,291	$813

Long-term debt maturities subsequent to 2005 are as follows:
2006	$116
2007	153
2008	170
2009	81
2010 and subsequent years	771
Total	$1,291

Pursuant to the Conrail Corporate Reorganization, NSR issued unsecured public debentures with a total principal of $452 million and fair value of $595 million that mature in 2020 and 2043 (see Note 2).   The fair value write-up is included in "Discounts and premiums, net" and reflects interest rates at the time of the reorganization.   This write-up is being amortized as a reduction to interest expense over the life of the instruments with a resulting average effective interest rate of 6.2%.   The new debt securities have covenants substantially similar to other NS publicly traded debt securities.   In addition, "Capitalized leases" includes $135 million at Dec. 31, 2004 , related to the fair value of equipment sublease obligations for equipment that remain secured debt and lease obligations of Conrail (see Note 2).

The equipment obligations and the capitalized leases are secured by liens on the underlying equipment.

Certain lease obligations require the maintenance of yen-denominated deposits, which are pledged to the lessor to satisfy yen-denominated lease payments. These deposits are included in "Other assets" on the balance sheet and totaled $100 million at Dec. 31, 2004 , and $96 million at Dec. 31, 2003 .

9.   Lease Commitments

NS Rail is committed under long-term lease agreements, which expire on various dates through 2067, for equipment, lines of road and other property.   The following amounts do not include payments to CRC under the Shared Assets Areas agreements (see Note 2).   Future minimum lease payments and operating lease expenses are as follows:

	Operating	Capital
	Leases	Leases
	($ in millions)
2005	$154	$75
2006	120	70
2007	107	80
2008	87	48
2009	73	64
2010 and subsequent years	484	74
Total	$1,025	$411
Less imputed interest on capital leases at an average rate of 5.5%		(41)
Present value of minimum lease payments included in debt		$370

Operating Lease Expense

	2004	2003	2002
	($ in millions)
Minimum rents	$150	$130	$140
Contingent rents	65	63	60
Total	$215	$193	$200

During 2000, NS Rail entered into an operating lease for 140 locomotives, which is renewable annually at NS Rail's option, has a maximum term of eight years and includes purchase options. The lessor is a variable interest entity whose activities are limited to those incident to this particular transaction.   As discussed in Note 1 under the heading "Required Accounting Changes," NS Rail has consolidated this entity for reporting purposes as of Jan. 1, 2003 .   The table above includes operating lease expense related to this lease of $13 million in 2002.   During December 2004, NS Rail provided an irrevocable notice of election to exercise the purchase option and pay for the locomotives on June 30, 2005 .   Accordingly, the $141 million of debt of the variable interest entity is included in "Current maturities of long-term debt" as of Dec. 31, 2004 .

10.   Other Liabilities

	Dec. 31,
	2004	2003
	($ in millions)
Retiree health and death benefit obligations (Note 13)	$349	$316
Casualty and other claims	315	270
Net pension obligations (Note 13)	94	89
Accrued Conrail-related costs (Note 2)	--	11
Other	330	347
Total	$1,088	$1,033

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

There are 50,000,000 shares of no par value common stock with a stated value of $10 per share authorized. NS owned all 16,668,997 shares issued and outstanding at Dec. 31, 2004 and 2003.

12.   Accumulated Other Comprehensive Income

"Accumulated other comprehensive income" reported in the Consolidated Statements of Changes in Stockholder's Equity consisted of the following:

	Balance at	Net	Reclassi -	Balance
	Beginning	Gain	fication	at End
	of Year	(Loss)	Adjustments	of Year
	($ in millions)
Dec. 31, 2004
Unrealized gains on securities	$306	$166	$--	$472
Cash flow hedges	28	104	(85)	47
Minimum pension liability	(11)	(1)	--	(12)
Accumulated other comprehensive income	$323	$269	$(85)	$507

Dec. 31, 2003
Unrealized gains on securities	$257	$49	$--	$306
Cash flow hedges	18	46	(36)	28
Minimum pension liability	(9)	(2)	--	(11)
Accumulated other comprehensive income	$266	$93	$(36)	$323

"Other comprehensive income" reported in the Consolidated Statements of Changes in Stockholder's Equity consisted of the following:

		Tax
	Pretax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	($ in millions)
Year ended Dec. 31, 2004
Net gain (loss) arising during the year:
Cash flow hedges	$171	$(67)	$104
Reclassification adjustments for gains
included in net income	(140)	55	(85)
Subtotal	31	(12)	19
Unrealized gains (losses) on securities	260	(94)	166
Minimum pension liability	(2)	1	(1)
Other comprehensive income (loss)	$289	$(105)	$184

Year ended Dec. 31, 2003
Net gain (loss) arising during the year:
Cash flow hedges	$75	$(29)	$46
Reclassification adjustments for gains
included in net income	(59)	23	(36)
Subtotal	16	(6)	10
Unrealized gains (losses) on securities	74	(25)	49
Minimum pension liability	(3)	1	(2)
Other comprehensive income (loss)	$87	$(30)	$57

Year ended Dec. 31, 2002
Net gain (loss) arising during the year:
Cash flow hedges	$58	$(23)	$35
Reclassification adjustments for gains
included in net income	(10)	4	(6)
Subtotal	48	(19)	29
Unrealized gains (losses) on securities	35	(13)	22
Other comprehensive income (loss)	$83	$(32)	$51

13.   Pensions and Other Postretirement Benefits

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

Asset Management

Eleven investment firms manage NS' defined benefit pension plan's assets under investment guidelines approved by the Board of Directors.   Investments are restricted to domestic fixed income securities, international fixed income securities, domestic and international equity investments and unleveraged exchange-traded options and financial futures.   Limitations restrict investment concentration and use of certain derivative instruments.   The target asset allocation for equity is 75% of the pension plan's assets.   Fixed income investments must have an average rating of "AA" or better and all fixed income securities must be rated "A" or better except bond index funds.   Equity investments must be in liquid securities listed on national exchanges.   No investment is permitted in

the securities of NS or its subsidiaries (except through commingled pension trust funds).   Investment managers' returns are expected to exceed selected market indices by prescribed margins.

NS' pension plan weighted-average asset allocations at Dec. 31, 2004 and 2003, by asset category, are as follows:

	Plan assets at Dec. 31,
Asset Category	2004	2003

Equity securities	76%	75%
Debt securities	24	25
Total	100%	100%
International equity securities
included in equity securities above	10%	9%

The postretirement benefit plan assets consist primarily of trust-owned variable life insurance policies with an asset allocation at Dec. 31, 2004 , of 67% in equity securities and 33% in debt securities compared with 55% in equity securities and 45% in debt securities at Dec. 31, 2003 .   The target asset allocation for equity is between 50% and 75% of the plan's assets.

The plans' assumed future returns are based principally on the asset allocation and on the historic returns for the plans' asset classes determined from both actual plan returns and, over longer time periods, market returns for those asset classes.

Voluntary Separation Program in 2003

Compensation and benefits expense in 2003 includes $107 million of costs related to a voluntary separation program undertaken in the fourth quarter.   Through the program, 553 nonagreement employees were separated from service, of which 314 retired under NS' retirement plan.   The costs include $66 million for separation payments and other benefits of the program and $41 million of costs related to the pension and other benefit plans.

Medicare Changes

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was signed into law in December 2003.   The Act introduces a new prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.   NS believes that its medical plan's prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based on a review by the plan's external prescription drug administrator of the plan's prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006.   In 2003, NS elected to take into account these legislative changes in the measurement of its postretirement benefit obligations in accordance with Financial Accounting Standards Board Staff Position No. 106-1.   This resulted in a $45 million decrease in the end-of-year benefit obligation with a corresponding decline in the unrecognized actuarial loss for 2003.   There was no effect on the net benefit cost in 2003; however, the effects of the Act are reflected as a reduction of $9 million in the net benefit cost in 2004.

Pension and Other Postretirement Benefit Obligations and Plan Assets

Pension Benefits

			Other Benefits
	2004	2003	2004	2003
	($ in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$1,488	$1,370	$608	$592
Service cost	18	20	15	18
Interest cost	89	89	39	40
Amendment	--	--	--	(51)
Legislative changes	--	--	--	(45)
Curtailment loss	--	17	--	10
Special termination benefits	--	--	--	17
Actuarial losses	96	105	83	65
Benefits paid	(117)	(113)	(44)	(38)
Benefit obligation at end of year	1,574	1,488	701	608

Change in plan assets
Fair value of plan assets at beginning of year	1,720	1,469	130	106
Actual return on plan assets	197	358	10	24
Employer contribution	6	6	9	38
Benefits paid	(117)	(113)	(44)	(38)
Fair value of plan assets at end of year	1,806	1,720	105	130

Funded status	232	232	(596)	(478)

Unrecognized actuarial loss	253	208	232	163
Unrecognized prior service cost (benefit)	18	21	(35)	(44)
Net amount recognized	$503	$461	$(399)	$(359)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$577	$532	$--	$--
Accrued benefit liability	(94)	(89)	(399)	(359)
Accumulated other comprehensive income	20	18	--	--
Net amount recognized	$503	$461	$(399)	$(359)

Following is information for NS' unfunded pension plans which in all cases have no assets and therefore have an accumulated benefit obligation in excess of plan assets:

	Dec. 31,
	2004	2003
	($ in millions)

Projected benefit obligation	$120	$103
Accumulated benefit obligation	94	89

During 2003, NS amended its retiree medical plan to require participants retiring after Dec. 31, 2003 to share in any increased medical costs.   Contributions will be determined annually and will increase at a rate similar to that of active nonagreement employees.   The amendment decreased the retiree medical benefit obligation by $51 million.

Pension and Other Postretirement Benefit Costs Components

	2004	2003	2002
	($ in millions)
Pension benefits
Service cost	$18	$20	$17
Interest cost	89	89	91
Curtailment loss	--	17	--
Expected return on plan assets	(149)	(158)	(179)
Amortization of prior service cost	3	5	4
Recognized net actuarial (gains) losses	3	2	(13)
Net benefit	$(36)	$(25)	$(80)

Other postretirement benefits
Service cost	$15	$18	$13
Interest cost	39	40	33
Curtailment loss	--	10	--
Special termination benefits	--	17	--
Expected return on plan assets	(12)	(12)	(13)
Amortization of prior service cost (benefit)	(9)	(7)	--
Amortization of unrecognized losses	16	14	--
Net cost	$49	$80	$33

Pension Assumptions

Pension and other postretirement benefit costs are determined based on actuarial valuations that reflect appropriate assumptions as of the measurement date, ordinarily the beginning of each year.   The funded status of the plans is determined using appropriate assumptions as of each year end.   A summary of the major assumptions follows:

	2004	2003	2002
Funded status:
Discount rate	5.75%	6.25%	6.75%
Future salary increases	4.5%	4.5%	4.5%
Pension cost:
Discount rate	6.25%	6.75%	7.25%
Return on assets in plans	9%	9%	9%
Future salary increases	4.5%	4.5%	5%

Health Care Cost Trend Assumptions

For measurement purposes at Dec. 31, 2004 , increases in the per capita cost of covered health care benefits were assumed to be 9% for 2004 and 8% for 2005.   It is assumed the rate will decrease gradually to an ultimate rate of 5% for 2008 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported in the financial statements.   To illustrate, a one-percentage-point change in the assumed health care cost trend would have the following effects:

One percentage point

	Increase	Decrease
	($ in millions)
Increase (decrease) in:
Total service and interest cost components	$8	$(6)
Postretirement benefit obligation	$82	$(69)

Contributions and Estimated Future Benefit Payments

In 2005, NS expects to contribute approximately $7 million to its unfunded pension plans for payments to pensioners and $44 million to its other postretirement benefit plans for retiree health benefits.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
	Benefits	Benefits
	($ in millions)

2005	$111	$44
2006	110	43
2007	107	44
2008	106	45
2009	106	46
Years 2010-2014	564	249

Beginning in 2006, the other benefit payments include an estimated annual $3 million reduction due to the Medicare Part D Subsidy.

Other Postretirement Coverage

Under collective bargaining agreements, NS and certain subsidiaries participate in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible union employees.   Premiums under this plan are expensed as incurred and amounted to $20 million in 2004, $18 million in 2003 and $11 million in 2002.

Section 401(k) Plans

NS and certain subsidiaries provide Section 401(k) savings plans for employees.   Under the plans, NS matches a portion of employee contributions, subject to applicable limitations.   NS' expenses under these plans were $12 million in each of 2004, 2003 and 2002.

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

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ in millions)
Investments	$803	$811	$543	$552
Long-term debt	$(1,554)	$(1,549)	(915)	(931)

Quoted market prices were used to determine the fair value of marketable securities; underlying net assets were used to estimate the fair value of other investments. The fair values of debt were estimated based on quoted market prices or discounted cash flows using current interest rates for debt with similar terms, company rating and remaining maturity.

Carrying amounts of marketable securities, which consist almost entirely of shares of NS Common Stock, reflect unrealized holding gains of $738 million as of Dec. 31, 2004 , and $478 million as of Dec. 31, 2003 .   Sales of "available-for-sale securities" were immaterial for years ended Dec. 31, 2004 and 2003.

15.   Derivative Financial Instruments

On Jan. 1, 2001, NS Rail adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138).   The Statements establish accounting and reporting standards for derivative instruments and hedging activities, requiring that all derivatives be recognized in the financial statements as either assets or liabilities and that they be measured at fair value.   Changes in fair value are recorded as adjustments to the assets or liabilities being hedged in "Other comprehensive income," or in current earnings, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.   The settlement of the hedges will result in the reclassification into diesel fuel expense of the related gains or losses recorded as a component of "Other comprehensive income."

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

Diesel Fuel Hedging

NS Rail has hedged a significant portion of its diesel fuel consumption.   The intent of the hedges is to assist in the management of NS Rail's aggregate risk exposure to fuel price fluctuations, which can significantly affect NS Rail's operating margins and profitability.   In order to minimize this risk, NS Rail entered into a series of swaps in order to lock in the purchase prices of some of its diesel fuel.   Management has designated these derivative instruments as cash-flow hedges of the exposure to variability in expected future cash flows attributable to fluctuations in diesel fuel prices.

Following is a summary of NS Rail's diesel fuel swaps:

		2004	2003
Number of swaps entered into during the year		120	286
Approximate number of gallons hedged (millions)		157	374
Approximate average price per gallon of Nymex
No. 2 heating oil		$0.86	$0.76

	2005	2006	2007
Percent of estimated future diesel fuel consumption covered as of Dec. 31, 2004	36%	4%	--

Hedges are entered into periodically by competitive bid among selected counterparties; however, no hedges have been placed since May 2004.   The goal of this hedging strategy is to reduce the variability of fuel costs over an extended period of time while minimizing the incremental cost of hedging.   The program provides that NS Rail will not enter into any fuel hedges with a duration of more than 36 months, and that no more than 80% of NS Rail's average monthly fuel consumption will be hedged for each month within any 36-month period.   After taking into account the effect of the hedging, diesel fuel costs represented 8% for the year ended Dec. 31, 2004 , and 7% for the years ended Dec. 31, 2003 and 2002, respectively.

NS Rail's fuel hedging activity resulted in decreases in diesel fuel expenses of $140 million, $59 million and $10 million for 2004, 2003 and 2002, respectively.   Ineffectiveness, or the extent to which changes in the fair value of the heating oil contracts do not offset changes in the fair values of the expected diesel fuel transaction, was approximately $5 million in 2004 and less than $1 million in both 2003 and 2002.

Interest Rate Hedging

NS Rail manages its overall exposure to fluctuations in interest rates by issuing both fixed and floating-rate debt instruments, and by entering into interest rate hedging transactions.   NS Rail had $151 million, or 14%, and $186 million, or 33.9%, of its fixed rate debt portfolio hedged at Dec. 31, 2004 , and Dec. 31, 2003 , respectively, using interest rate swaps that qualify for and are designated as fair-value hedge transactions.   NS Rail's interest rate hedging activity resulted in decreases to interest expense of $6 million, $10 million and $9 million for 2004, 2003 and 2002, respectively.   These swaps have been effective in hedging the changes in fair value of the related debt arising from changes in interest rates and, accordingly, there has been no impact on earnings resulting from ineffectiveness associated with these derivative transactions.

Fair Values

The fair values of NS Rail's diesel fuel derivative instruments at Dec. 31, 2004 and 2003, were determined based upon current fair market values as quoted by an independent third party.   Fair values of interest rate swaps were determined based upon the present value of expected future cash flows discounted at the appropriate implied spot rate from the spot rate yield curve.   Fair value adjustments are noncash transactions and, accordingly, are excluded from the Consolidated Statement of Cash Flows.   "Accumulated other comprehensive loss," a component of "Stockholders' equity," included unrealized gains of $75 million (pretax) at Dec. 31, 2004, and $40 million (pretax) at Dec. 31, 2003, related to the fair value of derivative fuel hedging transactions that will terminate within twelve months of the respective dates.   Any future gain or loss actually realized will be based on the fair value of the derivative fuel hedges at the time of termination.

The asset and liability positions of NS Rail's outstanding derivative financial instruments were as follows:

	Dec. 31,
	2004	2003
	($ in millions)
Interest rate hedges:
Gross fair market asset position	$9	$16
Gross fair market (liability) position	--	--
Fuel hedges:
Gross fair market asset position	81	45
Gross fair market (liability) position	--	--
Total net asset (liability) position	$90	$61

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

Casualty Claims

Casualty claims include employee personal injury and occupational claims as well as third-party claims.   NS Rail engages an independent consulting actuarial firm to aid in valuing its liability for personal injury, occupational and third-party claims.   Job-related accidental injury and occupational claims are subject to the Federal Employers' Liability Act (FELA), which is applicable only to railroads.   FELA's fault-based system produces results that are unpredictable and inconsistent as compared with a no-fault workers' compensation system.   The variability inherent in this system could result in actual costs being very different from the liability recorded.   While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, the recorded liability after considering applicable insurance coverage is adequate to cover the future payments of claims and is supported by the most recent actuarial study.   In all cases, NS Rail records a liability when the expected loss for the claim is both probable and estimable.

Employee personal injury claims - The largest component of casualties and other claims expense is employee personal injury costs.   The actuarial firm engaged by NS Rail provides quarterly studies to aid in valuing its employee personal injury liability and estimating its employee personal injury expense.   The actuarial firm studies NS Rail's historical patterns of reserving for claims and subsequent settlements, taking into account relevant outside influences.   The actuary uses the results of these analyses to estimate the ultimate amount of the liability, which includes amounts for incurred but unasserted claims.   NS Rail adjusts its liability to the actuarially determined amount on a quarterly basis.   The estimate of loss liabilities is subject to inherent limitation given the difficulty of predicting future events such as jury decisions, court interpretations or legislative changes and as such the actual emergence of loss may vary from the actuarial estimate.

Occupational claims - Occupational claims (including asbestosis and other respiratory diseases, as well as repetitive motion) are often not caused by a specific accident or event but rather result from a claimed exposure over time.   Many such claims are being asserted by former or retired employees, some of whom have not been actively employed in the rail industry for decades.   The actuarial firm provides an estimate of the occupational claims liability based upon NS Rail's history of claim filings, severity, payments and other pertinent facts.   The liability is dependent upon management's judgments made as to the specific case reserves as well as judgments of the consulting actuarial firm in the periodic studies.   The actuarial firm's estimate of ultimate loss includes a provision for those claims that have been incurred but not reported by analyzing industry data and projecting NS Rail's experience into the future as far as can be reasonably determined.   NS Rail adjusts its liability to the actuarially determined amount on a quarterly basis.   However, it is possible that the recorded liability may not be adequate to cover the future payment of claims.   Adjustments to the recorded liability are reflected in operating expenses in the periods in which such adjustments become known.

Third-party claims - NS Rail records a liability for third-party claims including those for highway crossing accidents, trespasser and other injuries, automobile liability, property damage and lading damage.   The actuarial firm assists with the calculation of potential liability for third-party claims, except lading damage, based upon NS Rail's experience including number and timing of incidents, amount of payments, settlement rates, number of open claims and legal defenses.   The actuarial estimate includes a provision for claims that have been incurred but have not yet been reported.   Each quarter NS Rail adjusts its liability to the actuarially determined amount.   Given the inherent uncertainty in the ultimate outcome of third-party claims, it is possible that future settlement costs may differ from the estimated liability recorded.

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

NS Rail's balance sheets included liabilities for environmental exposures in the amount of $64 million at Dec. 31, 2004 , and $25 million at Dec. 31, 2003 (of which $12 million was accounted for as a current liability at Dec. 31, 2004 , and $8 million at Dec. 31, 2003 ).   The increase in the liability was the result of the Conrail Corporate Reorganization and relates to sites on the former PRR properties.   At Dec. 31, 2004 , the liability represented NS Rail's estimate of the probable cleanup and remediation costs based on available information at 210 known locations.   On that date, 15 sites accounted for $32 million of the liability, and no individual site was considered to be material.   NS Rail anticipates that much of this liability will be paid out over five years; however, some costs will be paid out over a longer period.

At some of the 210 locations, NS Rail and certain of its subsidiaries, usually in conjunction with a number of other parties, have been identified as potentially responsible parties by the Environmental Protection Agency (EPA) or similar state authorities under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or comparable state statutes, which often impose joint and several liability for cleanup costs.

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

The risk of incurring environmental liability is inherent - for acts and omissions, past, present and future - in the railroad business.   Some of the commodities in NS Rail's traffic mix, particularly those classified as hazardous materials, can pose special risks that NS Rail and its subsidiaries work diligently to minimize.   In addition, several NS Rail subsidiaries own, or have owned, land used as operating property, or which is leased and operated by others, or held for sale.   Because environmental problems may exist on these properties that are latent or undisclosed, there can be no assurance that NS Rail will not incur environmental liabilities or costs with respect to one or more of them, the amount and materiality of which cannot be estimated reliably at this time.   Moreover, lawsuits and claims involving these and other potentially unidentified environmental sites and matters are likely to arise from time to time.   The resulting liabilities could have a significant effect on NS Rail's financial condition, results of operations or liquidity in a particular year or quarter.

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

Insurance

NS obtains on behalf of itself and its subsidiaries commercial insurance for potential losses for third-party liability and first-party property damages.   Specified levels of risk are retained on a self-insurance basis (up to $25 million per occurrence for bodily injury and property damage to third parties and $12.5 million per occurrence for property owned by NS Rail or in NS Rail's care, custody or control).

Purchase Commitments

NS Rail had outstanding purchase commitments of approximately $121 million in connection with its 2005 capital program.

Change-In-Control Arrangements

NS has compensation agreements with officers and certain key employees that become operative only upon a change in control of NS, as defined in those agreements.   The agreements provide generally for payments based on

compensation at the time of a covered individual's involuntary or other specified termination and for certain other benefits.

Guarantees

In a number of instances, NSR has agreed to indemnify lenders for additional costs they may bear as a result of certain changes in laws or regulations applicable to their loans.   Such changes may include impositions or modifications with respect to taxes, duties, reserves, liquidity, capital adequacy, special deposits, and similar requirements relating to extensions of credit by, deposits with, or the assets or liabilities of such lenders.   Similar provisions exist in NSR's accounts receivable sales program.   The nature and timing of changes in laws or regulations applicable to NSR's financings are inherently unpredictable, and therefore NSR's exposure in connection with the foregoing indemnifications cannot be quantified.   No liability has been recorded related to these indemnifications.   In the case of one type of equipment financing, NSR's Japanese leveraged leases, NSR may terminate the leases and ancillary agreements if such a change-in-law indemnity is triggered.   Such a termination would require NSR to make early termination payments that would not be expected to have a material adverse effect on NS Rail's financial condition, results of operations or liquidity.

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

NSR has outstanding warranty liabilities primarily related to work performed at its locomotive facilities.   NSR has recorded a reserve of less than $1 million as of Dec. 31, 2004 , and $1 million as of Dec. 31, 2003 , for these warranties.

As of Dec. 31, 2004 , NSR and subsidiaries are contingently liable as guarantors with respect to $8 million of indebtedness of an entity in which it has an ownership interest, the Terminal Railroad Association of St. Louis, due in 2019.   Six other railroads are also jointly and severally liable as guarantors for this indebtedness.   No liability has been recorded related to this guaranty.

Subsequent Event

On Jan. 6, 2005 , a derailment occurred in Graniteville , SC.   NS Rail expects the first quarter of 2005 to reflect operating expenses related to this incident of between $30 million and $40 million (pretax).   The amount includes NS Rail's self-insured retention under its insurance policies, as well as other uninsured costs.   Although potential losses may exceed self-insured retention amounts NS Rail expects at this time, that insurance coverage is adequate to cover such potential claims or settlements.   This amount does not include any fines or penalties that could be imposed.

Norfolk Southern Railway Company and Subsidiaries

(A Wholly Owned Subsidiary of Norfolk Southern Corporation)

Quarterly Financial Data

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In millions of dollars, except per share amounts)
2004
Railway operating revenues	$1,645	$1,760	$1,823	$1,948
Income from railway operations	302	376	415	405
Income before accounting changes	143	180	215	234
Net income	143	180	215	234

2003
Railway operating revenues	$1,519	$1,589	$1,553	$1,629
Income from railway operations	189	246	267	154 [2]
Income before accounting changes	80	108	127	68 [2]
Net income	184 [1]	108	127	68 [2]
Dividends per serial preferred share	$0.65	$0.65	$0.65	$0.65

            1  Includes a $104 million increase related to required accounting changes (see Note 1).

            2  Includes $107 million (pre-tax) of costs related to NS' voluntary separation program (see Note 13).

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

None.

Item 9A.   Controls and Procedures .

Evaluation of Disclosure Controls and Procedures.

NSR's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NS Rail's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004.   Based on such evaluation, such officers have concluded that, as of December 31, 2004 , NS Rail's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to NS Rail (including its consolidated subsidiaries) required to be included in NS Rail's periodic filings under the Exchange Act.

Changes in Internal Controls.

During the fourth quarter of 2004, management has not identified any changes in NS Rail's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, NS Rail's internal controls over financial reporting.

PART III

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

Item 10.   Directors and Executive Officers of the Registrant .

Item 11.   Executive Compensation .

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

                 Stockholder Matters.

Item 13.   Certain Relationships and Related Transactions .

The information called for by Items 10, 11, 12 and 13 is omitted in accordance with General Instruction (I)(2)(c).

Item 14.   Principal Accountant Fees and Services .

The Audit Committee of the NS Board of Directors ("NS Audit Committee") appointed the firm of KPMG LLP, independent registered public accounting firm ("KPMG"), to audit the books, records and accounts of NS Rail for the year ended Dec. 31, 2004 .   The firm also provides services to NS.

The NS Audit Committee approves in advance all services rendered by KPMG to NS Rail and approves all fees paid to KPMG.   The NS Audit Committee requires that management obtain its prior approval for all audit and permissible non-audit services to be provided by KPMG.   The NS Audit Committee considers and approves at each January meeting anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees.   The NS Audit Committee considers and pre-approves additional audit and permissible non-audit services and fees as needed at each meeting.   The NS Audit Committee has delegated authority to the Chair of the NS Audit Committee to pre-approve audit and permissible non-audit services between meetings of the NS Audit Committee, provided that the Chair reports any such pre-approval to the NS Audit Committee at its next meeting.   The NS Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of KPMG.   All services rendered by KPMG to NS Rail in 2004 were pre-approved by the NS Audit Committee in accordance with these procedures.

For the years ended Dec. 31, 2004 , and Dec. 31, 2003 , KPMG has billed the following fees for services provided to NS and NS Rail:

	2004	2003

Audit Fees[1]	$2,462,000	$1,446,000
Audit-Related Fees[2]	$245,000	$228,900
Tax Fees[3]	$95,000	$289,190
All Other Fees[4]	$--	$36,526

1 Audit Fees include fees for professional services performed by KPMG for the audit of the annual financial statements for NS and its subsidiaries, including NS Rail, the audit of Conrail, the review of financial statements included in the 10-Q filings for NS and NS Rail and services that are normally provided in connection with statutory and regulatory filings or engagements and, for 2004, the audit of internal control over financial reporting for NS.

2 Audit-Related Fees principally include fees for audit-related tax services, employee benefit plan audits, audits of subsidiaries, agreed upon procedures related to the receivables securitization program and for 2003, the examination of management's assertion on internal control over financial reporting.

3 Tax Fees consist principally of general tax advice pertaining to customary business matters and for 2003, assistance with IRS interest claims.

4 For 2003, All Other Fees consist principally of information technology projects and executive tax services.

PART IV

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

Item l5.   Exhibits, Financial Statement Schedule and Reports on Form 8- K .

(A)	The following documents are filed as part of this report:

1.	Index to Consolidated Financial Statements	Page

	Report of Independent Registered Public Accounting Firm	23
	Consolidated Statements of Income - Years ended Dec. 31, 2004 , 2003 and 2002	24
	Consolidated Balance Sheets - As of Dec. 31, 2004 and 2003	25
	Consolidated Statements of Cash Flows - Years ended Dec. 31, 2004 , 2003 and 2002	26
	Consolidated Statements of Changes in Stockholder's Equity - Years ended Dec. 31, 2004 , 2003 and 2002	27
	Notes to Consolidated Financial Statements	28

2.	Financial Statement Schedule:

	The following consolidated financial statement schedule should be read in connection with the consolidated financial statements:

	Index to Consolidated Financial Statement Schedule	Page

	Schedule II - Valuation and Qualifying Accounts	58

Schedules other than the one listed above are omitted either because they are not required or are inapplicable, or because the information is included in the consolidated financial statements or related notes.

3.	Exhibits

Exhibit
Number	Description

3.	Articles of Incorporation and Bylaws -

	3( i )	The amended Restated Articles of Incorporation of Norfolk Southern Railway Company are incorporated by reference to Exhibit 3( i ) to Norfolk Southern Railway Company's 10-K filed on March 8, 2001.

	3(ii)	The Bylaws of Norfolk Southern Railway Company are incorporated by reference to Exhibit 3(ii) to Norfolk Southern Railway Company's 10-K filed on March 8, 2001 .

4.	Instruments Defining the Rights of Security Holders, Including Indentures -

	4(a)

The Indenture, dated Aug. 27, 2004 , among PRR Newco , Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit 4(l) to Norfolk Southern Corporation's Form 10-Q filed on Oct. 28, 2004 .

	4(b)

The First Supplemental Indenture, dated Aug. 27, 2004, among PRR Newco , Inc., as Issuer, and Norfolk Southern Railway Company, as Guarantor, and The Bank of New York, as Trustee, related to the issuance of notes in the principal amount of approximately $451.8 million, is incorporated herein by reference to Exhibit 4(m) to Norfolk Southern Corporation's Form 10-Q filed on Oct. 28, 2004.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of Norfolk Southern Railway Company and its subsidiaries with respect to the rights of holders of long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

10.	Material Contracts -

(a)

The Transaction Agreement, dated as of June 10, 1997, by and among CSX, CSX Transportation, Inc., Registrant, Norfolk Southern Corporation, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto, previously filed, is incorporated herein by reference from Exhibit 10(a) to Norfolk Southern Railway Company's Form 10-K, filed on Feb. 24, 2003.

(b)

Amendment No. 1, dated as of Aug. 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.1 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999.

(c)

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC is incorporated herein by reference from Exhibit 10.2 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999.

(d)

Shared Assets Area Operating Agreement for North Jersey , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.4 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999 .

(e)

Shared Assets Area Operating Agreement for South Jersey / Philadelphia , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.5 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999 .

(f)

Shared Assets Area Operating Agreement for Detroit , dated as of June 1, 1999 , by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10.6 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999 .

(g)

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

(h)

Amendment No. 2, dated as Jan. 1, 2001, to the Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10(j) to Norfolk Southern Railway Company's Form 10-K filed on Feb. 22, 2002.

( i )

Amendment No. 3, dated as of June 1, 2001, and executed in May of 2002, to the Shared Assets Area Operating Agreement for North Jersey, South Jersey/Philadelphia and Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto, is incorporated herein by reference from Exhibit 10(k) to Norfolk Southern Railway Company's Form 10-K, filed on Feb. 24, 2003.

(j)

Monongahela Usage Agreement, dated as of June 1, 1999 , by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto, is incorporated herein by reference from Exhibit 10.7 to Norfolk Southern Railway Company's Form 10-Q filed on Aug. 11, 1999 .

(k)

The Agreement, entered into as of July 27, 1999 , between North Carolina Railroad Company and Norfolk Southern Railway Company, is incorporated herein by reference from Exhibit 10( i ) to Norfolk Southern Railway Company's Form 10-K filed on March 6, 2000 .

(l)

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

(m)

Agreement No. 3, dated as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10(o) to Norfolk Southern Railway Company's Form 10-Q filed on July 30, 2004.

(n)

Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holdings Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco , Inc. and PRR Newco , Inc., is incorporated herein by reference to Exhibit 2.1 to Norfolk Southern Railway Company's Form 8-K filed on Sept. 2, 2004.

(o)

Amendment No. 5 to the Transaction Agreement, dated as of Aug. 27, 2004, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, is incorporated herein by reference to Exhibit 10.1 to Norfolk Southern Railway Company's Form 8-K filed on Sept. 2, 2004.

31.	Rule 13a-14(a)/ 15d-14(a) Certifications .

32.	Section 1350 Certifications.

(B)	Reports on Form 8-K.

A report on Form 8-K/A was filed on Nov. 12, 2004, amending the Corporation's Form 8-K previously filed on Sept. 2, 2004, and attaching as an exhibit the following financial statements for Pennsylvania Lines LLC and its subsidiaries:   Consolidated Statements of Income for the years ended Dec. 31, 2003, 2002 and 2001; Consolidated Balance Sheets for the years ended Dec. 31, 2003 and 2002; and Consolidated Statements of Cash Flows

for the years ended Dec. 31, 2003 , 2002 and 2001; Report of Independent Registered Public Accounting Firm.

(C)	Exhibits.

The Exhibits required by Item 601 of Regulation S-K as listed in Item 15( A ) (3) are filed herewith or incorporated herein by reference.

(D)	Financial Statement Schedules.

Financial statement schedules and separate financial statements specified by this Item are included in Item 15( A ) (2) or are otherwise not required or are not applicable.

POWER OF ATTORNEY

Each person whose signature appears below under "SIGNATURES" hereby authorizes Henry C. Wolf, James A. Hixon or James A. Squires or any one of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Henry C. Wolf, James A. Hixon or James A. Squires or any one of them, as attorneys-in-fact to sign on his behalf, individually and in each capacity stated below, and to file, any and all amendments to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Norfolk Southern Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2005.

NORFOLK SOUTHERN RAILWAY COMPANY

By:   /s/ David R. Goode

(David R. Goode, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February, 2005, by the following persons on behalf of Norfolk Southern Railway Company and in the capacities indicated.

Signature	Title

/s/ David R. Goode	President and Chief Executive Officer and
(David R. Goode)	and Director (Principal Executive Officer)

/s/ Henry C. Wolf	Vice President and Chief Financial Officer
(Henry C. Wolf)	and Director (Principal Financial Officer)

/s/ Marta R. Stewart	Vice President and Controller
( Marta R. Stewart )	(Principal Accounting Officer)

/s/ L. I. Prillaman	Director
(L. I. Prillaman )

/s/ Stephen C. Tobias	Director
(Stephen C. Tobias)

Schedule II
Norfolk Southern Railway Company and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2002 , 2003 and 2004
(In millions of dollars)

	Additions charged to:
	Beginning		Other		Ending
	Balance	Expenses	Accounts	Deductions	Balance

Year ended December 31, 2002
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	$264	$119	$9 (1)	$139 (2)	$253
Current portion of casualty and other claims included in accounts payable	$191	$32	$124 (1)	$141 (3)	$206

Year ended December 31, 2003
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$--	$--	$1
Casualty and other claims included in other liabilities	$253	$134	$6 (1)	$123(2)	$270
Current portion of casualty and other claims included in accounts payable	$206	$34	$125 (1)	$148(3)	$217

Year ended December 31, 2004
Valuation allowance (included net in deferred tax liability) for deferred tax assets	$1	$--	$1(1)	$--	$2
Casualty and other claims included in other liabilities	$270	$112	$48(1)	$115(2)	$315
Current portion of casualty and other claims included in accounts payable	$217	$23	$124(1)	$143(3)	$221

(1) Includes revenue refunds and overcharges provided through deductions from operating revenues and transfers from other accounts.
(2) Payments and reclassifications to/from accounts payable.
(3) Payments and reclassifications to/from other liabilities.

EXHIBIT INDEX

Norfolk Southern Railway Company and Subsidiaries (NS Rail)

Electronic Submission Exhibit Number	Description
31	Rule 13a-14(a)/ 15d-14(a) Certifications .

32	Section 1350 Certifications.

The 2004 Form 10-K is posted on the website www.nscorp.com under the heading "SEC documents" or you may request copies by writing to :4

Office of Corporate Secretary

Norfolk Southern Railway Company

Three Commercial Place

Norfolk , Virginia 23510-9219